Form 10-Q
period 2021-03-31
Supernova Partners Acquisition Co II, Ltd.
filed 2021-06-16
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40140	98-1574543
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

4301 50th Street NW, Suite 300 PMB 1044, Washington, D.C.	20016
(Address Of Principal Executive Offices)	(Zip Code)

(202) 918-7050

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	SNII.U	The New York Stock Exchange
Class A ordinary share, par value $0.0001 per share	SNII	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SNII WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 15, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,385,291	$—
Prepaid expenses	414,746	10,309
Total current assets	1,800,037	10,309
Deferred offering costs	—	33,000
Investments held in Trust Account	345,001,586	-
Total Assets	$346,801,623	$43,309

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$65,450	$—
Accrued expenses	393,300	33,000
Total current liabilities	458,750	33,000
Deferred underwriting commissions	12,075,000	—
Due to related party	4,820	—
Derivative warrant liabilities	13,728,750	—
Total liabilities	26,267,320	33,000

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 31,553,430 and -0- shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	315,534,300	—

Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,946,570 and -0- shares issued and outstanding (excluding 31,553,430 and -0- shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	294	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 and 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	6,172,654	24,137
Accumulated deficit	(1,173,808)	(14,691)
Total shareholders' equity	5,000,003	10,309
Total Liabilities and Shareholders' Equity	$346,801,623	$43,309

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$135,253
Loss from operations	(135,253)
Change in fair value of derivative warrant liabilities	(523,000)
Offering costs associated with derivative warrant liabilities	(502,450)
Income from investments held in Trust Account	1,586
Net loss	$(1,159,117)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	31,608,965
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	8,749,433
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(14,691)	$10,309
Sale of units in initial public offering, less allocation to derivative warrant liabilities	34,500,000	3,450	-	-	336,285,300	-	336,288,750
Offering costs	-	-	-	-	(19,011,138)	-	(19,011,138)
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	-	-	-	-	4,405,500	-	4,405,500
Class A ordinary shares subject to possible redemption	(31,553,430)	(3,156)	-	-	(315,531,145)	-	(315,534,301)
Net loss	-	-	-	-	-	(1,159,117)	(1,159,117)
Balance - March 31, 2021	2,946,570	$294	8,625,000	$863	$6,172,654	$(1,173,808)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,159,117)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	523,000
Offering costs associated with derivative liabilities	502,450
Income from investments held in Trust Account	(1,586)
Changes in operating assets and liabilities:
Prepaid expenses	(404,437)
Due to related party	4,820
Accrued expenses	58,300
Net cash used in operating activities	(476,570)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	275,000
Repayment of note payable to related party	(275,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,038,139)
Net cash provided by financing activities	346,861,861
Net change in cash	1,385,291
Cash - beginning of the period	—
Cash - end of the period	$1,385,291
Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$65,450
Offering costs included in accrued expenses	$302,000
Deferred underwriting commissions	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$316,110,220
Change in value of Class A ordinary shares subject to possible redemption	$(575,920)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Supernova Partners Acquisition Company II, Ltd. (the “Company”) was incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Supernova Partners II LLC, a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.5 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,450,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $1.3 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $275,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

In April 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of March 4, 2021 included in its Current Report on Form 8-K, filed March 10, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to FASB ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, "Materiality") ("SAB 99") issued by the SEC, the Company determined the impact of the error was immaterial. The following balance sheet items were impacted from the error correction as of March 4, 2021: an increase of approximately $13.2 million in warrant liabilities; a decrease of approximately $13.2 million in the amount of Class A ordinary shares subject to redemption; an increase of approximately $502,000 in additional paid-in capital; and an increase of approximately $502,000 in accumulated deficit.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of March 31, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

Fair Value Measurements

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,450,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, the Company had 31,553,430 and 0, respectively of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,075,000 of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on investments held in the Trust Account of $1,450 for the three months ended March 31, 2021, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $1.2 million, less income attributable to Class A Ordinary Shares of approximately $1,450, resulting in a net loss of approximately $1.2 million, by the weighted average number of Founder Shares outstanding for the period.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

For the Three Months Ended March 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$1,450
Less: Company's portion available to be withdrawn to pay taxes	-
Net income attributable	$1,450
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	31,608,965
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(1,159,117)
Net income allocable to Class A ordinary shares subject to possible redemption	(1,450)
Non-redeemable net loss	$(1,160,567)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,749,433
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.13)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes ("ASC 740").   ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprises financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Note 3 — Initial Public Offering

On March 4, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, which includes 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.5 million, of which approximately $12.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On December 22, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Shares and the associated amounts reflect: (i) the share dividend of Class B ordinary shares on January 14, 2021, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding on January 14, 2021; and (ii) the share dividend of Class B ordinary shares on March 1, 2021, resulting in 8,625,000 Class B ordinary shares outstanding. On February 22, 2021, the Sponsor transferred 28,750 Founder Shares to each of the five independent director nominees. Following the share dividend effected on March 1, 2021, each of the independent director nominees owns 34,500 Class B Ordinary Shares. The initial shareholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,450,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 6 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $275,000 under the Note. The Company repaid the Note in full on March 4, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provided that the Company would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 4, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Derivative Liabilities

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30-days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.10 per warrant;

•

upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares;

•

if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding including 31,553,430 and 0 shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 4, 2021, there were 8,625,000 Class B ordinary shares outstanding, which amount reflects: (i) the share dividend of Class B ordinary shares on January 14, 2021, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding on January 14, 2021; and (ii) the share dividend of Class B ordinary shares on March 1, 2021, resulting in 8,625,000 Class B ordinary shares outstanding. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

after the Initial Public Offering. On March 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,001,586	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$-	$-	$9,056,250
Derivative warrant liabilities - Private placement warrants	$-	$-	$4,672,500
Total	$-	$-	$13,728,750

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 for the three months ended March 31, 2021.

Level 1 instruments include investments in money market funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. For the three months ended March 31, 2021, the Company recognized a non-cash loss resulting from an increase in the fair value of liabilities of approximately $0.5 million presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	March 4, 2021	March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.75	$9.78
Volatility	16.0%	16.0%
Term (years)	5.33	5.33
Risk-free rate	0.94%	1.10%

The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public Warrants	8,711,250
Issuance of Private Warrants	4,494,500
Change in fair value of derivative liabilities	523,000
Derivative liabilities at March 31, 2021	$13,728,750

NOTE 9. REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated March 4, 2021, filed on Form 8-K on March 10, 2021 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on March 4, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value re-measurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40"). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 4, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of March 4, 2021
	As Previously Reported	Revision Adjustments	As Revised
Balance Sheet
Total assets	$346,880,911	$-	$346,880,911
Liabilities and shareholders’ equity
Total current liabilities	$489,940	$-	$489,940
Deferred underwriting commissions	12,075,000	-	12,075,000
Derivative warrant liabilities	-	13,205,750	13,205,750
Total liabilities	12,564,940	13,205,750	25,770,690
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	329,315,970	(13,205,750)	316,110,220
Shareholders’ equity
Prefered shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	157	132	289
Class B ordinary shares - $0.0001 par value	863	-	863
Additional paid-in-capital	5,040,797	502,318	5,543,115
Accumulated deficit	(41,816)	(502,450)	(544,266)
Total shareholders’ equity	5,000,001	-	5,000,001
Total liabilities and shareholders’ equity	$346,880,911	$-	$346,880,911

Note 10 — Subsequent Events

On April 15, 2021, the Company announced that the holders of the Company’s units sold in the Company’s initial public offering (the “Units”) may elect to separately trade the Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), and redeemable warrants included in the Units commencing on April 22, 2021. Each Unit consists of one Class A Ordinary Share and one-fourth of one redeemable warrant to purchase one Class A Ordinary Share. Any Units not separated will continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “SNII.U.” Any underlying Class A Ordinary Shares and redeemable warrants that are separated will trade on the NYSE under the symbols “SNII” and “SNII WS,” respectively. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Holders of Units will need to have their brokers contact American Stock Transfer & Trust Company, LLC, the Company’s transfer agent, in order to separate such holders’ Units into Class A Ordinary Shares and redeemable warrants.

Management has evaluated subsequent events and transactions that occurred up to June 16, 2021, the date unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Supernova Partners Acquisition Company II, Ltd.,” “Supernova Partners,” “our,” “us” or “we” refer to Supernova Partners Acquisition Company II, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on December 22, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Supernova Partners II LLC, a Cayman Islands exempted company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.5 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,450,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete its initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.4 million in our operating bank account, and working capital of approximately $1.3 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan of $275,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net loss of approximately $1.2 million, which consisted of approximately $135,000 general and administrative expenses, $523,000 loss from change in fair value of derivative warrant liabilities, approximately $502,000 loss from offering costs associated with derivative warrant liabilities, partially offset by approximately $2,000 gain on marketable securities, dividends and interest held in Trust Account.

Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provided that we would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 4, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 31,553,430 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 13,075,000 of the Company’s Class A Ordinary Shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A Ordinary Shares are calculated by dividing the interest income earned on investments held in the Trust Account of $1,450 for the three months ended March 31, 2021, by the weighted average number of Class A Ordinary Shares outstanding for the period. Net loss per ordinary share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $1.2 million, less income attributable to Class A Ordinary Shares of approximately $1,450, resulting in a net loss of approximately $1.2 million, by the weighted average number of Founder Shares outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 8,625,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,450,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs directly related to the Initial Public Offering.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the unaudited condensed statement of operations as incurred. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that, solely due to the Company's misapplication of the accounting for the Company's warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 3, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,625,000 Public Warrants and 4,450,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheets as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to remediate the material weakness.

In addition, as a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,450,000 Private Placement Warrants, at a price of $2.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and was repaid in full upon the consummation of the Initial Public Offering.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $345,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $7.5 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $12.1 million in underwriting discounts and commissions.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 16, 2021		SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer