Form 10-Q
period 2021-06-30
Supernova Partners Acquisition Co II, Ltd.
filed 2021-08-13
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,231,287	$-
Due from related party	23,462	-
Prepaid expenses	360,684	10,309
Total current assets	1,615,433	10,309
Deferred offering costs	-	33,000
Investments held in Trust Account	345,006,739	-
Total Assets	$346,622,172	$43,309
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$53,620	$-
Accrued expenses	714,605	33,000
Due to related party	380	-
Total current liabilities	768,605	33,000
Deferred underwriting commissions	12,075,000	-
Derivative warrant liabilities	15,690,000	-
Total Liabilities	28,533,605	33,000
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 31,308,856 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	313,088,560	-
Shareholders' Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,191,144 and -0- shares issued and outstanding (excluding 31,308,856 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	319	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	8,618,370	24,137
Accumulated deficit	(3,619,545)	(14,691)
Total Shareholders' Equity	5,000,007	10,309
Total Liabilities and Shareholders' Equity	$346,622,172	$43,309

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$489,640	$624,893
Loss from operations	(489,640)	(624,893)
Other income (expense)
Change in fair value of derivative warrant liabilities	(1,961,250)	(2,484,250)
Offering costs associated with derivative warrant liabilities	-	(502,450)
Income from investments held in Trust Account	5,153	6,739
Net loss	$(2,445,737)	$(3,604,854)

Weighted average shares outstanding of Class A ordinary shares subject to redemption, basic and diluted	31,550,742	31,564,442
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares, basic and diluted	11,574,258	10,169,649
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.21)	$(0.36)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(14,691)	$10,309
Sale of units in initial public offering, less allocation to derivative warrant liabilities	34,500,000	3,450	-	-	336,285,300	-	336,288,750
Offering costs	-	-	-	-	(19,011,138)	-	(19,011,138)
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	-	-	-	-	4,405,500	-	4,405,500
Class A ordinary shares subject to possible redemption	(31,553,430)	(3,156)	-	-	(315,531,145)	-	(315,534,301)
Net loss	-	-	-	-	-	(1,159,117)	(1,159,117)
Balance - March 31, 2021	2,946,570	294	8,625,000	863	6,172,654	(1,173,808)	5,000,003
Class A ordinary shares subject to possible redemption	244,574	25	-	-	2,445,716	-	2,445,741
Net loss	-	-	-	-	-	(2,445,737)	(2,445,737)
Balance - June 30, 2021	3,191,144	$319	8,625,000	$863	$8,618,370	$(3,619,545)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,604,854)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,484,250
Offering costs associated with derivative liabilities	502,450
Income from investments held in Trust Account	(6,739)
Changes in operating assets and liabilities:
Due from related party	(23,462)
Prepaid expenses	(350,375)
Accounts payable	53,620
Due to related party	380
Accrued expenses	379,605
Net cash used in operating activities	(565,125)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Proceeds from note payable to related party	275,000
Repayment of note payable to related party	(275,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,103,588)
Net cash provided by financing activities	346,796,412
Net change in cash	1,231,287
Cash - beginning of the period	—
Cash - end of the period	$1,231,287
Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$302,000
Deferred underwriting commissions	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$316,110,220
Change in value of Class A ordinary shares subject to possible redemption	$(3,021,660)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2021, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $0.8 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, the Company had 31,308,856 and 0, respectively of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,075,000 shares in the calculation of diluted income (loss) per share, since the exercise price of the warrants is in excess of the average share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited consolidated condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of any taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary outstanding for the period.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$4,676	$6,116
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable	4,676	6,116
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	31,550,742	31,564,442
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	(2,445,737)	(3,604,854)
Net income allocable to Class A ordinary shares subject to possible redemption	(4,676)	(6,116)
Non-redeemable net loss	$(2,450,413)	$(3,610,970)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	11,574,258	10,169,649
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.21)	$(0.36)

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Warrants

As of June 30, 2021, the Company had 8,625,000 and 4,450,000 Public Warrants and Private Placement Warrants outstanding, respectively. There were no warrants outstanding as of December 31, 2020.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares issued or outstanding including 31,308,856 and 0 shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 4, 2021, there were 8,625,000 Class B ordinary shares outstanding, which amount reflects: (i) the share dividend of Class B ordinary shares on January 14, 2021, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding on January 14, 2021; and (ii) the share dividend of Class B ordinary shares on March 1, 2021, resulting in 8,625,000 Class B ordinary shares outstanding. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 shares were subject to forfeiture to the Company by the initial shareholders on a pro rata basis for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,125,000 Class B ordinary shares were no longer subject to forfeiture.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$345,006,739	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$10,350,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$5,340,000
Total	$10,350,000	$-	$5,340,000

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In the three and six months ended June 30, 2021, the estimated fair value of Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed in trading beginning in April 2021.

Level 1 instruments include investments in money market funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the three and six months ended June 30, 2021, the Company recognized a non-cash loss resulting from an increase in the fair value of liabilities of approximately $2.0 million and $2.5 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	Initial Measurement	March 31, 2021	June 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.75	$9.78	$9.71
Volatility	16.0%	16.0%	18.4%
Term (years)	5.33	5.33	5.51
Risk-free rate	0.94%	1.10%	0.96%

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the three and six months ended June 30, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public Warrants - Level 3	8,711,250
Issuance of Private Warrants - Level 3	4,494,500
Change in fair value of derivative liabilities - Level 3	523,000
Derivative liabilities at March 31, 2021 - Level 3	$13,728,750
Transfer of Public Warrants to Level 1 Measurement	(9,056,250)
Change in fair value of derivative liabilities - Level 3	667,500
Derivative liabilities at June 30, 2021 - Level 3	$5,340,000

Note 9 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred through the date condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity

As of June 30, 2021, we had approximately $1.2 million in our operating bank account, and working capital of approximately $0.8 million.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $2.4 million, which consisted of approximately $490,000 general and administrative expenses and $2.0 million loss from change in fair value of derivative warrant liabilities, partially offset by approximately $5,000 gain on marketable securities, dividends and interest held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $3.6 million, which consisted of approximately $625,000 general and administrative expenses, $2.5 million in loss from change in fair value of derivative warrant liabilities, approximately $502,000 loss from offering costs associated with derivative warrant liabilities, partially offset by approximately $7,000 gain on marketable securities, dividends and interest held in Trust Account.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until exercised. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. Derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 31,308,856 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,075,000 shares in the calculation of diluted income (loss) per share, since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Our unaudited consolidated condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of any taxes, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.

Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary outstanding for the period.

Non-redeemable ordinary shares include Founder Shares and non-redeemable Class A ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that, solely due to the Company's misapplication of the accounting for the Company's warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

As a result, included on our condensed balance sheets as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result in a material adverse effect on our ability to consummate an initial business combination.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

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

Dated: August 13, 2021		SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer