Form 10-Q
period 2021-09-30
Supernova Partners Acquisition Co II, Ltd.
filed 2021-11-15
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$925,438	$-
Prepaid expenses	346,246	10,309
Total current assets	1,271,684	10,309
Deferred offering costs	-	33,000
Investments held in Trust Account	345,011,949	-
Total Assets	$346,283,633	$43,309

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$150,000	$-
Accrued expenses	845,252	33,000
Total current liabilities	995,252	33,000
Deferred underwriting commissions	12,075,000	-
Derivative warrant liabilities	10,460,000	-
Total Liabilities	23,530,252	33,000

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 and -0- at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	345,000,000	-

Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(22,247,482)	(14,691)
Total Shareholders' Equity (Deficit)	(22,246,619)	10,309
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity	$346,283,633	$43,309

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$570,395	$1,195,288
Loss from operations	(570,395)	(1,195,288)
Other income (expense)
Change in fair value of derivative warrant liabilities	5,230,000	2,745,750
Offering costs associated with derivative warrant liabilities	-	(502,450)
Income from investments held in Trust Account	5,210	11,949
Net income	$4,664,815	$1,059,961

Weighted average number of Class A ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.11	$0.02
Weighted average number of Class B ordinary shares, basic	8,625,000	8,369,505
Weighted average number of Class B ordinary shares, diluted	8,625,000	8,625,000
Basic and diluted net income per share, Class B	$0.11	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(14,691)	$10,309
Sale of private placement warrants to Sponsor in private placement, less allocation to derivative warrant liabilities	-	-	-	-	4,405,500	-	4,405,500
Accretion of Class A ordinary shares to redemption amount (restated, see Note 2)	-	-	-	-	(4,429,637)	(23,292,752)	(27,722,389)
Net loss	-	-	-	-	-	(1,159,117)	(1,159,117)
Balance - March 31, 2021 (restated, see Note 2)	-	$-	8,625,000	$863	$-	(24,466,560)	(24,465,697)
Net loss	-	-	-	-	-	(2,445,737)	(2,445,737)
Balance - June 30, 2021 (restated, see Note 2)	-	$-	8,625,000	$863	$-	$(26,912,297)	$(26,911,434)
Net income	-	-	-	-	-	4,664,815	4,664,815
Balance - September 30, 2021	-	$-	8,625,000	$863	$-	$(22,247,482)	$(22,246,619)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net loss	$1,059,961
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,745,750)
Offering costs associated with derivative liabilities	502,450
Income from investments held in Trust Account	(11,949)
Changes in operating assets and liabilities:
Prepaid expenses	(335,937)
Accounts payable	150,000
Accrued expenses	727,252
Net cash used in operating activities	(653,973)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	275,000
Repayment of note payable to related party	(275,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,320,589)
Net cash provided by financing activities	346,579,411

Net change in cash	925,438

Cash - beginning of the period	-
Cash - end of the period	$925,438

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Supernova Partners Acquisition Company II, Ltd. (“Supernova” or the “Company”) was incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 22, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Supernova Partners II LLC, a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included 4,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.5 million, of which approximately $12.1 million was for deferred underwriting commissions (Note 5).

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

The Company will provide its holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public

Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $0.3 million.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 10, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares as temporary equity subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering.

The impact of the revision to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $28.9 million, a decrease to additional paid-in capital of approximately $5.5 million an increase to the accumulated deficit of approximately $23.3 million, and the reclassification of 2,888,978 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption as presented below.

As of March 4, 2021	As Reported	Adjustment	As Restated
Total assets	$346,880,911	-	$346,880,911
Total liabilities	$25,770,690	-	$25,770,690
Class A ordinary shares subject to redemption	316,110,220	28,889,780	$345,000,000
Preferred shares	-	-	-
Class A ordinary shares	289	(289)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	5,543,115	(5,543,115)	-
Accumulated deficit	(544,266)	(23,346,376)	(23,890,642)
Total shareholders’ equity (deficit)	$5,000,001	$(28,889,780)	$(23,889,779)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,880,911	$-	$346,880,911

The impact of the restatement on the unaudited condensed balance sheets and unaudited condensed statements of operations for the Affected Quarterly Periods is presented below.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$346,801,623	-	$346,801,623
Total liabilities	$26,267,320	-	$26,267,320
Class A ordinary shares subject to redemption	315,534,300	29,465,700	$345,000,000
Preferred shares	-	-	-
Class A ordinary shares	294	(294)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	6,172,654	(6,172,654)	-
Accumulated deficit	(1,173,808)	(23,292,752)	(24,466,560)
Total shareholders’ equity (deficit)	$5,000,003	$(29,465,700)	$(24,465,697)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,801,623	$-	$346,801,623

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(476,570)	$-	$(476,570)
Cash Flows from Investing Activities	$(345,000,000)	$-	$(345,000,000)
Cash Flows from Financing Activities	$346,861,861	$-	$346,861,861
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accounts payable	$65,450	$-	$65,450
Offering costs included in accrued expenses	$302,000	$-	$302,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$-	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$316,110,220	$(316,110,220)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(575,920)	$575,920	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment		As Restated
Total assets	$346,622,172		-	$346,622,172
Total liabilities	$28,533,605		-	$28,533,605
Class A ordinary shares subject to redemption	313,088,560		31,911,440	$345,000,000
Preferred shares	-		-	-
Class A ordinary shares	319		(319)	-
Class B ordinary shares	863		-	863
Additional paid-in capital	8,618,370		(8,618,370)	-
Retained earnings (accumulated deficit)	(3,619,545)		(23,292,752)	(26,912,297)
Total shareholders’ equity (deficit)	$5,000,007		$(31,911,441)	$(26,911,434)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,622,172	$	-*	$346,622,172

*	de minimis rounding

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(565,125)	$-	$(565,125)
Cash Flows from Investing Activities	$(345,000,000)	$-	$(345,000,000)
Cash Flows from Financing Activities	$346,796,412	$-	$346,796,412
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$302,000	$-	$302,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000	$-	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$316,110,220	$(316,110,220)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(3,021,660)	$3,021,660	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The impact to the reported amounts of weighted averages shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(1,159,117)	$-	$(1,159,117)
Weighted average shares outstanding	31,608,965	2,891,035	34,500,000
Basic and diluted earnings per share	$0.00	$(0.03)	$(0.03)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(2,445,737)	$-	$(2,445,737)
Weighted average shares outstanding	31,550,742	2,949,258	34,500,000
Basic and diluted earnings per share	$0.00	$(0.06)	$(0.06)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(3,604,854)	$-	$(3,604,854)
Weighted average shares outstanding	31,564,442	2,935,558	34,500,000
Basic and diluted earnings per share	$0.00	$(0.08)	$(0.08)

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(1,159,117)	$-	$(1,159,117)
Weighted average shares outstanding	8,749,433	(899,433)	7,850,000
Basic and diluted earnings per share	$(0.13)	$0.10	$(0.03)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(2,445,737)	$-	$(2,445,737)
Weighted average shares outstanding	11,574,258	(2,949,258)	8,625,000
Basic and diluted earnings per share	$(0.21)	$0.15	$(0.06)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(3,604,854)	$-	$(3,604,854)
Weighted average shares outstanding	10,169,649	(1,930,008)	8,239,641
Basic and diluted earnings per share	$(0.36)	$0.28	$(0.08)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of September 30, 2021, and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, the Company had 34,500,000 and 0, respectively of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 13,075,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,731,852	$932,963	$853,023	$206,938

Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,369,505
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic net income per ordinary share	$0.11	$0.11	$0.02	$0.02
Diluted net income per ordinary share	$0.11	$0.11	$0.02	$0.02

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

Founder Shares

On December 22, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Shares and the associated amounts reflect: (i) the share dividend of Class B ordinary shares on January 14, 2021, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding on January 14, 2021; and (ii) the share dividend of Class B ordinary shares on March 1, 2021, resulting in 8,625,000 Class B ordinary shares outstanding. These unaudited condensed financial statements reflect the changes of these share dividends retroactively for all periods presented. On February 22, 2021, the Sponsor transferred 28,750 Founder Shares to each of the five independent director nominees. Following the share dividend effected on March 1, 2021, each of the independent director nominees owns 34,500 Class B Ordinary Shares. The initial shareholders agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 5 - Commitments and Contingencies

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

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 – Warrants

As of September 30, 2021, the Company had 8,625,000 and 4,450,000 Public Warrants and Private Placement Warrants outstanding, respectively. There were no warrants outstanding as of December 31, 2020.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part; and

•	at a price of $0.01 per warrant; and

•	upon a minimum of 30-days’ prior written notice of redemption; and

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part; and

•	at a price of $0.10 per warrant; and

•

upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of Class A ordinary shares; and

•

if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. There were no Class A shares outstanding as of December 31, 2020.

As of September 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet is reconciled on the following table:

As of September 30, 2021
Gross Proceeds	$345,000,000
Less:
Amount allocated to Warrants	(8,711,250)
Offering costs associated with Class A ordinary shares	(19,011,139)
Plus:
Accretion of carrying value to redemption value	27,722,389
Class A ordinary shares subject to possible redemption	$345,000,000

Note 8 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and classified as temporary equity in the accompanying condensed balance sheets. See Note 7. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 4, 2021, there were 8,625,000 Class B ordinary shares outstanding, which amount reflects: (i) the share dividend of Class B ordinary shares on January 14, 2021, resulting in an aggregate of 7,187,500 Class B ordinary shares outstanding on January 14, 2021; and (ii) the share dividend of Class B ordinary shares on March 1, 2021, resulting in 8,625,000 Class B ordinary shares outstanding. These unaudited condensed financial statements reflect the changes of these splits retroactively for all periods presented. As of September 30, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$345,011,949	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$6,900,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$3,560,000

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as the Public Warrants were separately listed in trading beginning in April 2021. There were no other transfers to/from Levels 1, 2, and 3 in the three and nine months ended September 30, 2021.

Level 1 assets include investments in money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement, and the fair value of the Private Warrants are measured using a Black-Scholes Option Pricing Model. For the three and nine months ended September 30, 2021, the Company recognized a non-cash  gain resulting from a decrease in the fair value of liabilities of approximately $5.2 million and $2.7 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	September 30, 2021	Initial Measurement
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.75
Volatility	13.8%	16.0%
Term (years)	5.35	5.33
Risk-free rate	1.02%	0.94%

The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public Warrants - Level 3	8,711,250
Issuance of Private Warrants - Level 3	4,494,500
Change in fair value of derivative liabilities - Level 3	523,000
Derivative liabilities at March 31, 2021 - Level 3	$13,728,750
Transfer of Public Warrants to Level 1 Measurement	(9,056,250)
Change in fair value of derivative liabilities - Level 3	667,500
Derivative liabilities at June 30, 2021 - Level 3	$5,340,000
Change in fair value of derivative liabilities - Level 3	(1,780,000)
Derivative liabilities at September 30, 2021 - Level 3	$3,560,000

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Subsequent Events

On October 6, 2021, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Supernova, Supernova Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Supernova (“First Merger Sub”), Supernova Romeo Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Supernova (“Second Merger Sub”), and Rigetti Holdings, Inc., a Delaware corporation (“Rigetti”).

Pursuant to the Merger Agreement, Supernova will become a Delaware corporation (the “Domestication”) and the parties will enter into a business combination transaction  by which (i) First Merger Sub will merge with and into Rigetti, with Rigetti being the surviving entity in the merger (the “First Merger”), and (ii) immediately following the First Merger, Rigetti will merge with and into Second Merger Sub, with Second Merger Sub being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). In connection with the Closing, Supernova will change its name to “Rigetti Computing, Inc.”

The value of the aggregate equity consideration to be paid to Rigetti’s stockholders and optionholders in the Transactions will be equal to (i) $1,041,000,000 plus (ii) the aggregate exercise price of in the money Rigetti Warrants (as defined below) and Rigetti Options (as defined below), in each case, outstanding prior to the effective time of the First Merger (the “Aggregate Equity Value”). At the Closing, each share of common stock and preferred stock of Rigetti that is issued and outstanding immediately prior to the effective time of the First Merger (other than “Excluded Shares”, as defined in the Merger Agreement) will be cancelled and converted into the right to receive a number of shares of Supernova common stock equal to an exchange ratio (the “Exchange Ratio”) determined by dividing (a) the Aggregate Equity Value by (b) the “Aggregate Fully Diluted Company Common Stock” (as defined in the Merger Agreement), and then dividing that quotient by $10.00.

At the Closing and as set forth in the Merger Agreement, (i) each warrant to purchase Rigetti common stock (“Rigetti Warrants”) will be converted into a warrant to purchase shares of Supernova common stock, (ii) each option to purchase Rigetti common stock (“Rigetti Options”), whether vested or unvested, will be assumed and converted into an option to purchase a number of shares of Supernova common stock, (iii) each restricted share of Rigetti common stock will be exchanged for shares of Supernova common stock subject to the same terms and conditions as were applicable to such restricted shares and (iv) each restricted stock unit award of Rigetti will be converted into the right to receive restricted stock units based on shares of Supernova common stock.

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors have committed to purchase in a private placement 10,251,000 shares of Supernova common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $102.51 million. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated concurrently with the Closing. The shares of common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration. The PIPE Subscription Agreements further provide that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the PIPE Shares within fifteen (15) business days after the Closing.

In addition, in connection with the execution of the Merger Agreement, Supernova entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, Rigetti and Supernova’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and Supernova’s directors and officers have, among other things, agreed to vote all of their shares of Supernova capital stock in favor of the approval of the Transactions. In addition, the Sponsor has agreed that (i) 2,479,000 shares of Class B common stock issued in connection with the IPO (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Supernova’s common stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days, and (ii) up to an additional 1,000,000 Sponsor Shares will be unvested and subject to forfeiture as of the Closing based on the level of redemptions of Supernova Class A Ordinary Shares by holders thereof in connection with the transactions contemplated by the Merger Agreement (calculated in the manner set forth in the Sponsor Support Agreement), and any such additional Sponsor Shares will only vest if, during the five year period following the Closing, the volume

SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

weighted average price of Supernova’s common stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

The consummation of the Transactions is subject to customary closing conditions, including, among others: (i) approval by Supernova’s and Rigetti’s respective stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the obtaining of any consents required under antitrust laws in the jurisdictions specified on a schedule, (iii) no law or order enjoining or prohibiting the consummation of the Transactions being in force, (iv) Supernova having at least $5,000,001 of net tangible assets as of the Closing, (v) receipt of approval for listing on the New York Stock Exchange of the shares of Supernova common stock to be issued in connection with the Transactions, (vi) completion of the Domestication, (vii) the effectiveness of the registration statement on Form S-4, (viii) the accuracy of the parties’ respective representations and warranties (subject to specified materiality thresholds) and the material performance of the parties’ respective covenants and other obligations, (ix) no material adverse effect on Rigetti having occurred since signing that is continuing at Closing and (x) solely as relates to Rigetti’s obligation to consummate the Transaction, Supernova having at least $165,000,000 of available cash at the Closing. For full details and the filed agreements, refer to the 8-K announcing the Merger Agreement filed with the SEC on October 6, 2021.

Management has evaluated subsequent events and transactions that occurred through the date condensed financial statements were issued. Other than disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Supernova Partners Acquisition Company II, Ltd.,” “Supernova Partners,” “Supernova,” “our,” “us” or “we” refer to Supernova Partners Acquisition Company II, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

As more fully described in Note 10 to financial statements included in Part I Item 1, on October 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among our Company, Supernova Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Supernova (“First Merger Sub”), Supernova Romeo Merger Sub, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Supernova (“Second Merger Sub”), and Rigetti Holdings, Inc., a Delaware corporation (“Rigetti”).

In connection with the Merger Agreement, we entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors have committed to purchase in a private placement 10,251,000 shares of Supernova common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of $102.51 million. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the transactions and will be consummated concurrently with the closing. The shares of Class A common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.

In addition, in connection with the execution of the Merger Agreement, Supernova entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, Rigetti and Supernova’s directors and officers.

The consummation of the Transactions is subject to customary closing conditions, including, among others: (i) approval by Supernova’s and Rigetti’s respective stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the obtaining of any consents required under antitrust laws in the jurisdictions specified on a schedule, (iii) no law or order enjoining or prohibiting the consummation of the Transactions being in force, (iv) Supernova having at least $5,000,001 of net tangible assets as of the Closing, (v) receipt of approval for listing on the New York Stock Exchange of the shares of Supernova common stock to be issued in connection with the Transactions, (vi) completion of the Domestication, (vii) the effectiveness of the registration statement on Form S-4, (viii) the accuracy of the parties’ respective representations and warranties (subject to specified materiality thresholds) and the material performance of the parties’ respective covenants and other obligations, (ix) no material adverse effect on Rigetti having occurred since signing that is continuing at Closing and (x) solely as relates to Rigetti’s obligation to consummate the Transaction, Supernova having at least $165,000,000 of available cash at the Closing. For full details and the filed agreements, refer to the 8-K announcing the Merger Agreement filed with the SEC on October 6, 2021.

Management has evaluated subsequent events and transactions that occurred through the date condensed financial statements were issued. Other than disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Liquidity

As of September 30, 2021, we had approximately $0.9 million in our operating bank account, and working capital of approximately $0.3 million.

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

 Results of Operations

Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $4.7 million, which consisted of a $5.2 million gain from change in fair value of derivative warrant liabilities and an approximately $5,000 of income from investments held in the Trust Account partially offset by approximately $570,000 of general and administrative expenses.

For the nine months ended September 30, 2021, we had we had net income of approximately $1.1 million, which consisted of a $2.7 million gain from change in fair value of derivative warrant liabilities and approximately $12,000 of income from investments held in the Trust Account, partially offset by approximately $1.2 million of general and administrative expenses and approximately $502,000 of offering costs associated with derivative warrant liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 34,500,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 13,075,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of September 30, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments that we issued was not effectively designed or maintained. This material weakness resulted in the restatement of our condensed balance sheet as of March 4, 2021 and our interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 3, 2021, and the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2021 as filed with the SEC on August 13, 2021. Risks associated with the Merger are more fully discussed in the Form S-4 filed with the SEC on November 3, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
2.1

Agreement and Plan of Merger, dated as of October 5, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.(1)

10.1	Form of Registration Rights Agreement.(1)
10.2	Form of PIPE Subscription Agreement.(1)
10.3

Sponsor Support Agreement, dated as of October 5, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc., Supernova Partners II LLC and certain other parties thereto.(1)

10.4	Rigetti Holders Support Agreement, dated as of October 5, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc. and certain other parties thereto.(1)
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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

(1)	Previously filed.
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

Dated: November 15, 2021		SUPERNOVA PARTNERS ACQUISITION COMPANY II, LTD.

	By:	/s/ Robert D. Reid
	Name:	Robert D. Reid
	Title:	Chief Executive Officer

	By:	/s/ Michael Clifton
	Name:	Michael Clifton
	Title:	Chief Financial Officer