Form 10-Q
period 2022-03-31
Rigetti Computing, Inc.
filed 2022-05-16
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40140

RIGETTI COMPUTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0950636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

775 Heinz Avenue Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)
(510)
210-5550
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RGTI	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	RGTIW	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒

Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12-2
of the Exchange Act).    ☐  Yes
☒
  No
As of May 12, 2022,

113,820,970 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

RIGETTI COMPUTING, INC. AND SUBSIDIARIES
FORM
10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “could,” “will,” “would” or the negative of such terms or other similar expressions.
These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form
10-Q.
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.
Forward-looking statements in this Quarterly Report on Form
10-Q
may include, for example, statements about:

•	our ability to achieve milestones, technological advancements, including with respect to executing on our technology roadmap and developing practical applications;

•
the potential of quantum computing and estimated market size and market growth, including with respect to our long-term business strategy for quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”);

•	the success of our partnerships and collaborations;

•	our ability to accelerate our development of multiple generations of quantum processors;

•	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector;

•	the outcome of any legal proceedings that may be instituted against us or others with respect to the Business Combination (as defined herein) or other matters;

•	our ability to execute on our business strategy, including monetization of our products;

•	our financial performance, growth rate and market opportunity;

•	our ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities;

•	the risk that the Business Combination disrupts current plans and operations of Rigetti;

•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;

•	costs related to the Business Combination and operating as a public company;

•	our ability to establish and maintain effective internal controls over financial reporting;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business, or competitive factors;

•	our estimates of expenses and profitability;

•	the evolution of the markets in which we compete;

•	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services;

•	the expected use of proceeds of the Business Combination;

•	the sufficiency of our cash resources and our ability to raise additional capital;

•
unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflict involving Russia and Ukraine), including inflation and financial and credit market fluctuations;

•	changes in applicable laws or regulations;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to expand or maintain our existing customer base; and

•	the effect of COVID-19 on the foregoing.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.
Should one or more of the risks or uncertainties described in this Quarterly Report on Form
10-Q
occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in the section entitled “Risk Factors” and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.
You should read this Quarterly Report on Form
10-Q
completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY RISK FACTORS
The following is a summary of select risks and uncertainties that could materially adversely affect us and our business, financial condition and results of operations. Before you invest in our common stock, you should carefully consider all the information in this Quarterly Report on Form
10-Q,
including matters set forth under the heading “Risk Factors.” These risks include the following, among others:

•	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

•	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

•	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.

•
We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

•	Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

•
We have not produced quantum computers with high qubit counts or at volume and face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

•
Any future generations of hardware developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated release of an 86 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system, each of which is an important anticipated milestone for our technical roadmap and commercialization, may not occur on our anticipated timeline or at all.

•
The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

•
Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.

•	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.

•
A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

•
We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises
computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.

•
We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any supplier, could have a material adverse effect on our business, financial position, results of operations and cash flows.

•
Our system depends on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

•
Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.

•	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.

•
The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

•	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed.

•
We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

•
We have, in the past, identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

•
System security and data protection breaches, as well as cyber-attacks, including state-sponsored attacks, could disrupt our operations, which may damage our reputation and adversely affect our business.

•
Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.

•
Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•
We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

•	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•
Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our common stock to decline and future issuances of securities may adversely affect us, our common stock and may be dilutive to existing stockholders.

•	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

•	Our warrants may be out of the money at the time they become exercisable and they may expire worthless.

•	With the approval by the holders of at least 50% of the then-outstanding public warrants, we may amend the terms of the warrants in a manner that may be adverse to holders.

v

Part I—Financial Information
Item 1. Financial Statements
RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$206,626	$11,729
Accounts receivable	1,261	1,543
Prepaid expenses and other current assets	4,405	1,351
Forward contract—assets	2,740	—
Deferred offering costs	151	3,449

Total current assets	215,183	18,072
Property and equipment, net	23,943	22,497
Restricted cash	317	317
Other assets	1,083	165
Goodwill	5,377	5,377

Total assets	$245,903	$46,428

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$3,453	$1,971
Accrued expenses and other current liabilities	5,230	3,806
Convertible notes		—
Deferred revenue	519	985
Debt—current portion	2,365	575
Forward contract—liabilities	—	230

Total current liabilities	11,567	7,567
Debt—net of current portion	27,678	24,216
Derivative warrant liabilities	24,001	4,355
Earn-out liabilities	16,949	—
Other liabilities	278	295

Total liabilities	80,473	36,433
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock*, par value $0.0001 per share; 0 shares and 80,974,757 shares authorized at March 31, 2022 and December 31, 2021, respectively; 0 shares and 77,696,679 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	81,523
Stockholders’ deficit:
Preferred Stock, par value $0.0001 per share; 10,000,000 shares and 0 shares authorized at March 31, 2022 and December 31, 2021, respectively; 0 shares and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock*, par value $0.0001 per share; 1,000,000,000 shares and 134,050,472 shares authorized at March 31, 2022 and December 31, 2021, respectively; 113,810,285 shares and 18,221,069 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	11	2
Additional paid-in capital	382,959	135,549
Accumulated other comprehensive gain	61	52
Accumulated deficit	(217,601)	(207,131)

Total stockholders’ equity (deficit)	165,430	(71,528)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$245,903	$46,428

*	Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Revenue	$2,104	$2,360
Cost of revenue	414	273

Total gross profit	1,690	2,087
Operating expenses:
Research and development	12,449	6,934
Sales and marketing	1,475	312
General and administrative	11,560	2,521

Total operating expenses	25,484	9,767

Loss from operations	(23,794)	(7,680)

Other (expense) income, net:
Interest expense	(1,205)	(77)
Change in fair value of derivative warrant liabilities	5,822	—
Change in fair value of earn-out liability	9,634	—
Transaction cost	(927)	—
Other expense	—	(30)

Total other income (expense), net	13,324	(107)
Net loss before provision for income taxes	(10,470)	(7,787)
Provision for income taxes	—	—

Net loss	$(10,470)	$(7,787)

Net loss per share attribute to common stockholders—basic and diluted	$(0.20)	$(0.36)
Weighted average shares used in computing net loss per share attributable to common stockholders — basic and diluted*	53,691,948	21,847,581

*	Weighted-average shares have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Net loss	$(10,470)	$(7,787)
Other comprehensive gain:
Foreign currency translation gain	9	52

Comprehensive loss	$(10,461)	$(7,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2020	98,726,505	$81,523	20,975,317	$—	$133,144	$5	$(165,405)	$(32,256)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,467,972)	2	(2)	—	—	—

Adjusted balance, beginning of period*	77,696,679	81,523	16,507,345	2	133,142	5	(165,405)	(32,256)
Issuance of common stock upon exercise of stock options	—	—	118,566	—	26	—	—	26
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	597	—	—	597
Foreign currency translation gain	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	(7,787)	(7,787)

Balance, March 31, 2021	77,696,679	$81,523	16,625,911	$2	$133,765	$57	$(173,192)	$(39,368)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2021	98,726,505	$81,523	23,153,127	$—	$135,551	$52	$(207,131)	$(71,528)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,932,058)	2	(2)	—	—	—

Adjusted balance, beginning of period*	77,696,679	81,523	18,221,069	2	135,549	52	(207,131)	(71,528)
Issuance of common stock upon conversion of legacy Series C and Series C-1 preferred stock in connection with the Business Combination (Note 3)	(77,696,679)	(81,523)	57,380,563	6	81,517	—	—	81,523
Issuance of common stock upon exercise of legacy Rigetti stock options	—	—	1,123,539	—	574	—	—	574
Issuance of common stock upon exercise of legacy Rigetti common stock warrants	—	—	2,234,408	—	28	—	—	28
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities (Note 3)	—	—	34,850,706	3	153,810	—	—	153,813
Stock-based compensation	—	—	—	—	11,481	—	—	11,481
Foreign currency translation gain	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(10,470)	(10,470)

Balance, March 31, 2022	—	$—	113,810,285	$11	$382,959	$61	$(217,601)	$165,430

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series
C-1
Preferred Stock, legacy Class A common stock, and legacy Class B common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities
Net loss	$(10,470)	$(7,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	1,144
Stock-based compensation	11,481	597
Change in fair value of earnout liability	(9,634)	—
Change in fair value of derivative warrant liabilities	(5,822)	—
Change in fair value of forward contract—liabilities	(2,970)	—
Amortization of debt issuance costs	236	—
Accretion of debt end of term liabilities	46	—
Amortization of exit fee asset	47	—
Changes in operating assets and liabilities:
Accounts receivable	282	191
Prepaid expenses and other current assets	(3,054)	155
Other assets	(918)	(1)
Deferred revenue	(466)	(585)
Accounts payable	1,482	259
Accrued expenses and other current liabilities	2,606	334
Other liabilities	43	(102)

Net cash used in operating activities	(15,721)	(5,795)

Cash flows from investing activities
Purchases of property and equipment	(2,836)	(1,488)

Net cash used in investing activities	(2,836)	(1,488)

Cash flows from financing activities
Proceeds from Business Combination, net of transaction costs paid	225,604	—
Transaction costs paid directly by Rigetti	(16,731)	—
Proceeds from issuance of debt and warrants	5,000	12,000
Payments on debt issuance costs	(30)	—
Payment on loan and security agreement exit fees	(1,000)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	602	26

Net cash provided by financing activities	213,445	12,026

Effect of changes in exchange rate on cash and restricted cash	9	42
Net increase in cash and restricted cash	194,897	4,785
Cash and restricted cash at beginning of period	12,046	24,394

Cash and restricted cash at end of period	$206,943	$29,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$878	$81
Supplemental disclosure of non-cash financing activity:
Fair value of loan and security agreement warrant liability	$2,691	$—
Fair value of earn-out liability	$26,583	$—
Fair value of private placement warrants liability	$22,487	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF BUSINESS
Rigetti Computing Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”), builds quantum computers and the superconducting quantum processors that power them. Through the Company’s Quantum Cloud Services (“QCaaS”) platform, the Company’s machines can be integrated into any public, private or hybrid cloud. The Company offers product types of Platform, Research and Software Tools usage in application areas of benchmarking, chemical simulation, education/entertainment, machine learning, and optimization.
The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California, London, United Kingdom, Adelaide, Australia, British Columbia, Canada and Munich, Germany. The Company’s revenue is derived primarily from operations in the United States and United Kingdom.
Basis of Presentation
On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”, see Note 3). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all of SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) on a one-for-one basis. The SNII public warrants and the private warrants held by SNII became warrants for Common Stock. The Company’s common stock and warrants trade on the Nasdaq Capital Market under the ticker symbols “RGTI” and “RGTIW,” respectively. For more information on this transaction, see Note 3.
The Company determined that Legacy Rigetti was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805. The determination was primarily based on the following facts:

•	Former Legacy Rigetti stockholders have a controlling voting interest in the Company;

•
The Company’s board of directors as of immediately after the closing is comprised of eight board members, six seats occupied by previous Rigetti board members and one
seat being occupied by a previous Supernova representative. The final eighth seat was filled by an individual who did not have ties to either Rigetti or Supernova pre-merger; and

•	Legacy Rigetti management continues to hold executive management roles for the post-combination company and be responsible for the day-to-day operations.
Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rigetti issuing stock for the net assets of SNII, accompanied by a recapitalization. The primary asset acquired from SNII was related to the cash amounts that was assumed at historical costs. Separately, the Company also assumed warrants that were deemed to be derivatives and meet liability classification subject to fair value adjustment measurements upon closing of the Business Combination (the “Closing”). No goodwill or other intangible assets were recorded as a result of the Business Combination.
While SNII was the legal acquirer in the Business Combination, because Legacy Rigetti was deemed the accounting acquirer, the historical financial statements of Legacy Rigetti became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Rigetti prior to the Business Combination; (ii) the combined results of SNII and Legacy Rigetti following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Rigetti at their historical cost; and (iv) the Company’s equity structure for all periods presented.
In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Rigetti shareholders and Legacy Rigetti convertible preferred shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Rigetti redeemable convertible preferred stock and Legacy Rigetti common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts, except share and per share amounts, in the notes are presented

in thousands, unless otherwise specified. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included as Exhibit 99.1 to the Company’s Current Report on Form
8-K,
dated March 7, 2022.
Risks and Uncertainties
— The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the need for additional capital (or financing) to fund operating losses, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.
COVID-19
— As of March 31, 2022 and December 31, 2021, the Company’s financial position was not significantly impacted due to the effects of
COVID-19.
However, the duration and intensity of the
COVID-19
pandemic and any resulting disruption to the Company’s operations remains somewhat uncertain, and the Company will continue to assess the impact of the
COVID-19
pandemic on its financial position.
Liquidity
— The Company has incurred net losses since inception, experienced negative cash flows from operations, and has an accumulated deficit of $217.6 million as of March 31, 2022. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. On the Closing Date, the Company received $225.6 million combined net proceeds from the Business Combination and the PIPE investment (See Note 3 for further information). Therefore, as of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months. In the future, the Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. If such financing is not available when needed and at adequate levels, the Company may need to reevaluate its business plans.
Change in Fiscal Year
— In October 2021, the board of directors of Rigetti approved a change to Rigetti’s fiscal year-end
from January 31 to December 31, effective December 31, 2021. The Company believes the year-end
change is important and useful to its financial statement users to allow for increased comparability with its industry peers. As a result of this change, the Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2022. Year-over-year quarterly financial data has been and will continue to be recast to be comparative with the new fiscal quarter ends in the new fiscal year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Emerging Growth Company
—
Following the Business Combination, the Company qualifies as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. The Company intends to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no
longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.
The Company anticipates that it will remain an EGC under the JOBS Act until the earliest of (a) the last day of Rigetti’s first fiscal year following the fifth anniversary of the completion of SNII’s initial public offering, (b) the last date of Rigetti’s fiscal year in which Rigetti has total annual gross revenue of at least $1.07 billion, (c) the date on which Rigetti is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates
or (d) the date on which Rigetti has issued more than $1.0 billion in non-convertible
debt securities during the previous three years.
Use of Estimates
— The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Such management estimates include, but are not limited to, the fair value of share-based awards, the fair value of the convertible preferred stock warrants, fair value of the forward contract agreement, the fair value of derivative warrant liabilities, the fair value of earnouts issued in connection with the business combination (See Note 3), goodwill and intangible assets, accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates.
Reclassifications
—
Certain amounts reported previously have been reclassified to conform to the current quarter presentation, with no effect on stockholders’ equity or net loss as previously presented.
Deferred Offering Costs
—The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with the Business Combination or issuance of shares under a registration statement filed with the SEC. After consummation of the Business Combination or issuance of shares, costs allocated to equity-classified instruments are recorded as a reduction to additional paid-in
capital. Costs allocated to liability-classified instruments are expensed.
Deferred Financing Costs
— The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the consolidated statement of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.
Segments
— Operating segments are defined as components of an entity for which discrete financial information is available and that information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment.
Foreign Currency
— The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are the local currencies (UK pounds sterling and Australian dollars), as it is the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into US dollars is reflected as a foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive gain (loss). Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income (expense), net in the consolidated statements of operations.
Comprehensive Loss
— Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner
sources. Comprehensive loss consists of two components including, net loss and other comprehensive loss. The Company’s other comprehensive gain/(loss) consists of foreign currency translation adjustments that result from consolidation of its foreign entities.
Cash and Restricted Cash
— The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash. As of March 31, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. The Company’s restricted cash balance classifies all cash whose use is limited by contractual provisions. As of March 31, 2022 and December 31, 2021, restricted cash consists of cash secured as collateral for letters of credit in favor of the Company’s landlord and its corporate credit card program. The Company may not access these funds until it vacates this office space (leases expire in 2026).
The following table provides a reconciliation of cash and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows: (In thousands)

	March 31, 2022	December 31, 2021
	(In thousands)
Cash	$206,626	$11,729
Restricted cash	317	317

Total cash and restricted cash	$206,943	$12,046

Accounts Receivable
— Accounts receivable are recorded at invoice value, net of allowance for doubtful accounts. Unbilled receivables are included in accounts receivable and include amounts that were invoiced subsequent to year-end
for which revenue was recognized in advance of the right to invoice. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. As of March 31, 2022 and December 31, 2021, the Company does not have any allowances for doubtful accounts.
Public and Private Warrants
— Prior to the Business Combination, SN II issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option
on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of comprehensive loss at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date. The Public warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap, 0.361 common stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise.
Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using an option pricing model.
On the consummation of the Business Combination, the Company recorded a liability related to the Private Warrants of $9.2 million, with an offsetting entry to additional paid-in capital.
On March 31, 2022, the fair value of the Private Warrants decreased to $6.6 million, with the gain on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022. See Note 10, for further information on fair value.
Similarly, on consummation of the Business Combination, the Company recorded a liability related to the public warrants of $16.3 million, with an offsetting entry to additional paid-in capital.
On March 31, 2022, the fair value of the Private Warrants decreased to $11.2 million with the gain on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022. See Note 10, for further information on fair value.
Derivative Warrant Liabilities
— The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”) at the initial recognition.
Other than the Public and Private Placement warrants noted above, the Company also has other warrants issued and outstanding which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black-Scholes model and will be subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s consolidated statement of operations. Derivative warrant liabilities are classified as non-current
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Earn-Out
 Liability
— At Closing, Supernova Partners II LLC (the “Sponsor”) subjected certain shares (“Sponsor
Earn-Out
Shares”) of Common Stock held by the Sponsor to forfeiture and vesting as of the Closing Date if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing (the
“Earn-Out
Triggering Events”). Any such shares held by the Sponsor that remain unvested after the fifth anniversary of the Closing will be forfeited. See Note 3, Business Combination for more detail on terms of Sponsor
Earn-Out
Shares.
These Sponsor Earn-Out Shares are
accounted for as liability classified instruments
because the Earn-Out Triggering Events
that determine the number
of Sponsor Earn-Out Shares to
be earned back by the Sponsor include outcomes that are not solely indexed to the common stock of the Company. The aggregate fair value of the
Sponsor Earn-Out Shares
on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.6 million at Closing. As of March 31, 2022, the Earn-Out Triggering
Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of $16.9 million. The change in the fair value of $9.6 million is included in gain on fair value change, net in the condensed consolidated statements of comprehensive loss.
Significant inputs into the respective models at the March 2, 2022 (the initial recognition) and March 31, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	March 31, 2022
Stock Price	$9.43	$6.30
Simulated trading days	1,198.00	1,178.00
Volatility (annual)	77.00%	86.00%
Risk-free rate	1.74%	2.42%
Estimated time to expiration (years)	5	5
Revenue Recognition
—
The Company generates revenue through its Quantum Cloud Services (“QCaaS”) and development contracts and other services. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (“QCaaS”) is recognized over time as access to the systems is provided on a ratable basis over the subscription term, which can range from six months to two years. This time-based input measure of progress provides a faithful depiction of the transfer of the services because the customer obtains generally equal benefit from its access to the systems throughout the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. This output method provides a faithful depiction of the transfer of the services because the customer has purchased a specified quantity of hours of usage that diminishes each time an hour is expended and therefore each hour of access to the systems is considered a discrete delivery of underlying services in these arrangements.
Development contracts are generally multi-year,
non-recurring
arrangements in which the Company provides professional services regarding practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications that will provide commercial value to the customer in areas of business interest. Development contracts are typically fixed fee arrangements invoiced on a milestone basis but may also be invoiced on a time and materials or cost reimbursement basis in certain cases. Revenue related to development contracts and other services is recognized over time as the services are provided using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the program or total contracted hours over the program period. This input measure of progress provides a faithful depiction of the transfer of the services because it closely depicts the Company’s efforts or inputs to the satisfaction of the performance obligation. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

Net income (loss) per share
— Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of common shares and potential common shares outstanding when the impact is not antidilutive. Potential common shares from stock options, unvested restricted stock units and common stock warrants are computed using the treasury stock method, while those from convertible Series C and
C-1
Preferred Stock are computed using the
if-converted
method. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computation of basic EPS.
Stock-Based Compensation
— The Company accounts for share-based compensation in accordance with ASC 718,
Compensation – Stock Compensation
. The Company’s share-based compensation awards are all equity-classified and consist of stock options and restricted stock units (“RSU”). Stock options have service vesting conditions ranging from 1 to 5 years. RSUs granted under our 2013 equity incentive plan generally have a 4-year service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control event, successful initial public offering or successful merger with a special purpose acquisition company, which was satisfied by the closing.
Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a grad
e
d vesting method for RSUs. The Company has elected to account for forfeitures of employee stock awards as they occur.
Concentrations of Credit Risk
— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company’s cash is placed with high-credit-quality financial institutions, and at times exceeds federally insured limits. To date, the Company has not experienced any credit loss relating to its cash.
Significant customers are those that represent 10% or more of revenue are set forth in the following tables:

	March 31,
Customer	2022	2021
Customer A	47%	*
Customer B	23%	21%
Customer C	13%	60%
*Customer accounted for less than 10% of revenue in the respective period
All revenues derived from major customers noted above are included in the United States region in Note 15.
Significant customers are those that represent 10% or more of accounts receivable are set forth in the following tables:

	March 31,	December 31,
Customer	2022	2021
Customer A	53%	*
Customer B	25%	35%
Customer C	21%	*
Customer D	*	34%
Customer E	*	29%
*Customer accounted for less than 10% of accounts receivable in the respective period
Recently Issued Accounting Pronouncements
— In February 2016, the FASB issued ASU
2016-02,
Leases (Topic 842). ASU
2016-02 is
amended by ASU
2018-01, ASU2018-10, ASU
2018-11, ASU
2018-20 and ASU
2019-01,
which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU
2016-02).
The amended ASU
2016-02 requires
lessees to recognize on the balance sheet a
right-of-use
asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU
2016-02 retains
a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU
2016-02 also
requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU
2016-02,
which includes a number of optional practical expedients that entities may elect to apply. The Company plans to adopt the ASC Topic 842 on December 31, 2022 with an effective date on January 1, 2022. The Company is still in the process of evaluating the impact of the adoption of ASC Topic 842 on the consolidated results of the operations. No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the condensed consolidated financial statements.
3. BUSINESS COMBINATION
As discussed in Note 1, on March 2, 2022, the Business Combination was completed. Pursuant to the Company’s certificate of incorporation, as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001, of the Company (the “Preferred Stock”). The holders of shares of Common Stock are entitled to one vote for each share of common stock held. The Preferred Stock is non-voting.
No shares of Preferred Stock were issued and outstanding as of March 31, 2022.
On March 1, 2022, prior to the Closing, as contemplated by the Merger Agreement and following approval by SNII’s shareholders at an extraordinary general meeting of shareholders held on February 28, 2022 (the “Extraordinary General Meeting”), SNII filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SNII was domesticated and continues as a Delaware corporation, changing its name to “Rigetti Computing, Inc.”
As a result of and upon the effective time of the Domestication (which occurred on March 1, 2022), among other things:(1) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of SNII (“SNII Class A ordinary share”) converted automatically, on a one-for-one basis,
into a share of Common Stock; (2)each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of SNII (“SNII Class B ordinary share”) converted automatically, on a one-for-one basis,
into a share of Common Stock; (3) each then issued and outstanding whole warrant of SNII to purchase one SNII Class A ordinary shares converted automatically into a warrant to acquire one share of Common Stock at an exercise price of $11.50 per share (the “Warrants”) pursuant to the Warrant Agreement, dated March 1, 2021, between SNII and American Stock Transfer & Trust Company, as warrant agent; (4) and each then issued and outstanding unit of SNII (the “SNII Units”) was separated and converted automatically into one share of Common Stock and one-fourth of
one Warrant.
Immediately prior to the effective time of the Business Combination, each share of Legacy Rigetti’s Series C preferred stock and
Series C-1 preferred
stock (collectively, the “Legacy Rigetti Preferred Stock”) with Par Value of $0.000001 converted into shares of common stock of Legacy Rigetti (“Legacy Rigetti Common Stock”) in accordance with the Amended and Restated Certificate of Incorporation of Legacy Rigetti (such conversion, the “Legacy Rigetti Preferred Conversion”).
As a result of the Business Combination, among other things (1) all outstanding shares of Legacy Rigetti Common Stock as of immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti Preferred Stock Conversion), were exchanged at an exchange ratio of 0.7870 (the “Exchange Ratio”) for an aggregate of 78,959,579 shares of Common Stock; (2) each warrant to purchase Legacy Rigetti Common Stock converted into a warrant to purchase shares of Common Stock (“Assumed Warrant”), with each Assumed Warrant subject to the same terms and conditions as were applicable to the original Legacy Rigetti warrant and having an exercise price and number of shares of Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; (3) each option to purchase Legacy Rigetti Common Stock converted into an option to purchase shares of Common Stock (“Assumed Option”), with each Assumed Option subject to the same terms and conditions as were applicable to the original Legacy Rigetti option and with an exercise price and number of shares of Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement, and; (4) each Legacy Rigetti restricted stock unit award converted into a restricted stock unit award to receive shares of Common Stock (“Assumed RSU Award”), with each Assumed RSU Award subject to the same terms and conditions as were applicable to the Legacy Rigetti restricted stock unit award, and with the number of shares of Common Stock to which the Assumed RSU Award based on the Exchange Ratio and other terms contained in the Merger Agreement.

In connection with the execution of the Merger Agreement, SNII entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, Legacy Rigetti and SNII’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and SNII’s directors and officers (“Sponsor Holders”), among other things, agreed to vote all of their shares of SNII capital stock in favor of the approval of the Business Combination. In addition, pursuant to the Sponsor Support Agreement, (i) 2,479,000 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Common Stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days, and (ii) 580,273 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Common Stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days. Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited. (Refer to Note 2 for related significant accounting policy for Sponsor
Earn-Out
Liability)
Concurrently with the execution of the Merger Agreement, SNII entered into Subscription Agreements (the “Initial Subscription Agreements”) with certain investors (together, the “Initial PIPE Investors”), pursuant to which the Initial PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Initial PIPE Investors, an aggregate of 10,251,000 shares of Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $102.5 Million (the “Initial PIPE Financing”). On December 23, 2021, SNII entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with two “accredited investors” (as such term is defined in Rule 501 of Regulation D) (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”) pursuant to which the Subsequent PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Subsequent PIPE Investors, an aggregate of 4,390,244 shares of Common Stock at a price of $10.25 per share, for aggregate gross proceeds of $45.0 Million (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). Pursuant to the Subscription Agreements, Rigetti agreed to provide the PIPE Investors with certain registration rights with respect to the shares purchased as part of the PIPE Financing. The PIPE Financing was consummated immediately prior to the Merger.
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SNII was treated as the “acquired” company for financial reporting purposes (See Note 1).
In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $225.6 million. The table below shows the net proceeds from business combination and PIPE financing:

Amount (in thousands)
Cash - SNII trust and cash (net of redemption)	$115,879
Cash - PIPE	147,510
Cash - SNII operating account	325
Less: SNII transaction cost	(38,110)

Net Proceeds from Business Combination and PIPE	$225,604

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled $20.65 million. These costs were initially capitalized
and
incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Placement Warrants and Sponsor Earnout Warrants liabilities were expensed in the consolidated statements of operations. Of the total transaction cost of $20.65 million, $19.75 million was recorded to additional paid-in
capital as a reduction of proceeds and the remaining $0.9 million was recognized in the condensed consolidated statements of operations during the three months ended March 31, 2022. Transaction cost paid through cash during the three months ended March 31, 2022 equals $16.7 million.
The amount recorded to additional
paid-in-capital
was $153.8 million, comprised of $225.6 million net proceeds less $19.75 million transaction costs,

of which $3.4 million was initially recorded as deferred offering costs at December 31, 202
1
and fully paid as of March 31, 2022,
 $16.3 million recognized for the Public Warrant liabilities, $9.2 million recognized for the Private Placement Warrant liabilities, and $26.6 million recognized for the earnout liabilities.
The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Common Stock - SNII Class A, outstanding prior to Business Combination	34,500,000
Less: redemption of SNII Class A ordinary shares	(22,915,538)
Common Stock - SNII Class A ordinary shares	11,584,462
Common Stock - SNII Class B ordinary shares*	8,625,000
Shares issued in PIPE	14,641,244
Business Combination and PIPE shares	34,850,706
Common stock - Legacy Rigetti**	18,221,069
Common stock - exercise of Legacy Rigetti stock options immediately prior to the closing**	1,123,539
Common stock - exercise of Legacy Rigetti warrants immediately prior to the closing**	2,234,408
Common stock - upon conversion of Legacy Rigetti Series C preferred stock**	54,478,261
Common stock - upon conversion of Legacy Rigetti Series C-1 preferred stock**	2,902,302

Total shares of common stock immediately after Business Combination	113,810,285

*
Includes (i) 2,479,000 shares of Common Stock held by the Sponsor (the “Promote Sponsor Vesting Shares”) and (ii) 580,273 shares of Common Stock held by the Sponsor (“Sponsor Redemption-Based Vesting Shares”).

**
(i)all outstanding shares of Legacy Rigetti Common Stock as of immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti Preferred Stock Conversion), were exchanged at an exchange ratio of 0.7870 (the “Exchange Ratio”). (ii) the conversion ratio to Legacy Riegtti Common Stock for the Legacy Series C Preferred Stock was
one-for-one
and for Legacy Series
C-1
Preferred Stock was
eight-for-one.

4. REVENUE RECOGNITION
The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services:

	Three Months Ended March 31,
	2022	2021
Type of Goods or Service	(In thousands)
Collaborative research and other professional services	$1,515	$1,603
Access to quantum computing systems	589	757

Quantum computing components	$2,104	$2,360

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	2,104	2,360

	$2,104	$2,360

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Trade receivables	$1,147	$961
Unbilled receivables	$114	$581
Deferred revenue	$(519)	$(985)
Changes in deferred revenue from contracts with customers were as follows:

March 31,
2022
(In thousands)
Balance at beginning of period	$(985)
Deferral of revenue	(92)
Recognition of deferred revenue	558

Balance at end of period	$(519)

Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $10.6 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $5.3 million during the remainder of year ended December 31, 2022, and $5.3 million during the years ended December 31, 2023 and December 31, 2024.
Deferred Contract Acquisition and Fulfillment Costs
—The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC
340-40.
Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC
340-40
have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of March 31, 2022 and March 31, 2021.

5. FAIR VALUE MEASUREMENTS
The Company reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1—
Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—
Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
Level 3—
Inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
The fair value measurements of financial assets and liabilities that are measured at fair value at March 31, 2022 are as follows:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Forward Warrant Agreement	$—	$—	$2,740

Total Assets	$—	$—	$2,740

Liabilities:
Derivative warrant liability - Trinity Warrants	$—	$—	$6,203
Derivative warrant liability-Private Placement Warrants	—	—	6,586
Derivative warrant liability-Public Warrants	11,212	—	—
Earn-out Liability	—	—	16,949

Total Liabilities	$11,212	$—	$29,738

As of March 31, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liability – Trinity Warrants, 2) Derivate warrant liabilities—Public Warrants liability and Private Placement Warrants, 3) Forward Warrant Agreement, and 4) Contingent Earnout liability. The Private Placement Warrants, Public Warrants and Contingent Earnout liability were recorded in connection with the business combination (Note 1 and Note 3).
The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. All other financial are classified as Level 3 liabilities as they all include unobservable inputs. Derivative warrant liability – Trinity Warrants were fair valued based on a Black-Scholes option model with unobservable inputs which included volatility. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants.
The Private Placement Warrants were initially measured at fair value using a Black Scholes model. The Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Company has further discussed the key aspects of the fair value measurements described above in Note 10 and 11 to the financial statements.
The aggregate fair value of the
Sponsor Earn-Out Shares
on the Closing date was estimated using a Monte Carlo simulation model. The Company has further discussed the key aspect of the valuation inputs in Note 2 significant accounting policy for Sponsor
Earn-Out
Liability.

There have been no changes in fair value measurement techniques during the three months ended March 31, 2022. There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022.
A summary of the changes in the fair value of the Company’s Level 3 financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	Derivative warrant liability - Trinity Warrants	Derivative warrant liability-Private Placement Warrants	Derivative warrant liability- Public Warrants	Forward Warrant Agreement	Earn-out Liability
Balance - December 31, 2021	$4,355	$—	$—	$230	$—

Initial measurement on March 2, 2022 upon Business Combination (Note 3)		9,167	16,301		26,583
Change in fair values	1,848	(2,581)	(5,089)	(2,970)	(9,634)

Balance - March 31, 2022	$6,203	6,586	$11,212	$(2,740)	$16,949

6. COMMITMENTS AND CONTINGENCIES
Leases
—The Company leases office spaces under noncancelable operating lease agreements, which expire in 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.
The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for operating leases for the three
 months ended March 31, 2022 and 2021 was $0.4 million and $0.5 million, respectively. The Company has accrued $0.3 million and $0.4 million in deferred rent as of March 31, 2022 and December 31, 2021, respectively, primarily relating to one of its office spaces. Deferred rent that will be paid within the 12 months after the balance sheet date is included within accrued expenses and other current liabilities, the remaining balance is recorded within other liabilities on the Company’s consolidated balance sheets.
Future minimum lease payments under
non-cancelable
operating leases as of March 31, 2022 are as follows:

As of March 31, 2022 (in thousands)
Remainder of 2022	$1,314
2023	901
2024	928
2025	956
2026	81

Total minimum future lease payments	$4,180

Litigation
— The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

7. FINANCING ARRANGEMENTS
Loan and Security Agreement
In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of common stock (the “Trinity Warrants”) which is recorded at fair value using Black-Scholes model, see Note 10 for the fair value assumptions.
The Loan Agreement contains customary representations, warranties and covenants, however the debt agreement does not include any financial covenants. In May 2021, the debt agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022 subject to certain conditions. The Company drew the $7.0 million in November 2021. In conjunction with the Amendment, the Company cancelled the Initial Warrants and issued 995,099 warrant shares to purchase the common stock which was an incremental cost allocated between Tranche A and Tranche B, see Note 10 for further information on these warrants. The Amendment to the debt agreement was considered a modification for accounting purposes. The Company capitalized $2.8 million of debt issuance costs which consist of incremental cost incurred for the lenders and third party legal firms as well as the fair value of the warrant issued in conjunction with the origination of the term loan.
Under the Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at the greater of a variable interest rate based on prime rate or
11%
per annum, payable monthly. The Term Loan includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.
In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between 16.49 – 17.31% for all tranches of the debt.
In January 2022, the debt agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Amendment”) which was drawn on January
 27, 2022. Subject to an interest only period of 19 months,
Tranche C incurs interest at the greater of a variable interest rate based on prime rate or
11% per annum, payable monthly, until the maturity date, February 1, 2026. The Company paid an exit fee of $1.0 million which is the 20% of the Tranche C amount upon the consummation of a merger. The exit fee is not applicable to Tranche A and Tranche B.

The book value of debt approximates its fair value given its maturity and variable interest rate.
Long term debt and the unamortized discount balances are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Outstanding principal amount	$32,000	$27,000
Add: accreted liability of final payment fee	188	125
Less: unamortized debt discount, long term	(1,421)	(1,618)
Less: current portion of long term debt - principal	(3,089)	(1,291)

Debt—net of current portion	$27,678	$24,216

Current portion of long term debt - principal	$3,089	$1,291
Less: current portion of unamortized debt discount	(724)	(716)

Debt—current portion	$2,365	$575

For the three months ended March 31, 2022, the Company
 has recorded interest expense of $1.2 million, the accretion of the end of term liability of $45.9 thousand, the amortization of commitment fee asset of $47.5 thousand and the amortization of debt issuance cost of $0.2 million. The unamortized issuance cost of $2.1 million at March 31, 2022 is offset against the carrying value of the term loan in the accompanying condensed consolidated balance sheet. See Deferred Financing Cost policy at Note 2.
Scheduled principal payments on total outstanding debt, as of March 31, 2022, are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
2022	$702	$702
2023	9,273	8,682
2024	12,914	11,008
2025	8,734	6,608
2026	377	—

	$32,000	$27,000

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Legacy Rigetti was authorized to issue 73,389,000 shares of Series C preferred stock and 62,537,577 shares of Series
C-1
Preferred Stock with a par value of $0.000001
per share for each class of preferred Stock. Legacy Rigetti’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Immediately prior to the effective time of the Business Combination (Note 3), all Legacy Rigetti preferred stock outstanding converted into shares of common stock of Legacy Rigetti (All shares in this Note does not factor in the exchange ratio).

9. COMMON STOCK
As discussed in Note 3, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse capitalization. Pursuant to the certificate of incorporation as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of common stock held. The Preferred Stock is non-voting.
No shares of Preferred Stock were issued and outstanding as of March 31, 2022.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and after payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the common stock are entitled to the entire remaining assets of the Company on a pro rata basis.
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the warrants and stock based awards outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
As of March 31, 2022, the Company has reserved the following shares of common stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock Warrants	19,354,087
Stock-Based Awards - Options Outstanding	10,114,849
Stock-Based Awards - RSUs Outstanding	9,077,015

Total	38,545,951

10. WARRANTS
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the Rigetti warrants outstanding and corresponding strike price prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
Liability Classified Warrants
Public Warrants
Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 8,625,000 Public Warrants issued and outstanding (Refer to Note 5 for fair value measurement).
Private Placement Warrants
The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date, there were 4,450,000 Private Warrants issued and outstanding.

The fair value of the Private Placement Warrant presented above were measured using the Black Scholes model approach. Significant inputs into the respective models at the March 2, 2022 (the initial recognition) and March 31, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	March 31, 2022
Stock Price	$9.43	$6.30
Strike Price	$11.50	$11.50
Volatility (annual)	29.50%	44.25%
Risk-free rate	1.74%	2.42%
Estimated time to expiration (years)	5	5
Dividend yield	—%	—%
Trinity Warrants
The Trinity Warrants of 313,252 common stock warrants were issued in March of 2021. An incremental 469,877 common stock warrants were issued as part of the Amendment in May of 2021, thus there were total of 783,129 common stock warrants issued in conjunction with Loan and Security Agreement in 2021. The Company utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of the Debt Issuance Cost. The change in fair value of the warrants from issuance date through March 31, 2022 of $3.5 million was driven primarily by an increase in the fair value of the Company’s stock that occurred as a result of the Merger Agreement discussed in Note 1. The outstanding common stock warrants were recognized as liabilities on the consolidated balance sheet and were measured at their inception date fair value using the Black-Scholes model and will be subsequently remeasured at each reporting period with change recorded as a component of other income in the Company’s consolidated statement of operations. See below for the March 31, 2022 balance summary:

Warrant Class	Shares	Issuance Date	Strike Price per Share	Expiration Date
Common Stock Warrants	783,129	May 18, 2021	$0.270	May 18, 2031
The warrant issued in conjunction with the Loan and Security Agreement is classified as liability under ASC 480, “Distinguishing Liabilities from Equity”. See Deferred Financing Cost disclosure at Note 2 Summary of Significant Accounting Policies.
The fair value of the common stock warrant liabilities presented above were measured using the Black Scholes model approach. Significant inputs into the respective models at March 31, 2022 is as follow:

Valuation Assumption - Common Stock Warrants	March 31, 2022
Stock price	$6.30
Strike price	$0.27
Volatility (annual)	105.10%
Risk-free rate	2.29%
Estimated time to expiration (years)	9
Dividend yield	—%
The Company recorded a total loss of $1.8
million to Change in Fair Value of Warrant Liability as a component of other income in the consolidated statement of operations for the three months ended March 31, 2022.
Equity Classified Warrants
Series C Preferred Stock Financing Warrants
In conjunction with the Series C Preferred Stock Financing (see Note 8), the Company issued a total of 5,248,183 Warrants to purchase Class A Common Stock to the Series C investors. The Warrants have a $0.01 exercise price per share and have a
10-year
term to expiration. The Warrants can be exercised for cash or on a cashless basis. The Company determined that the Warrants met the requirements for equity classification under ASC 480 and ASC 815. The Company estimated the fair value of the Warrants using the Black-Scholes model (see below for key inputs) and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Warrants on a relative fair value basis, which was recorded to additional paid in capital.
Customer Warrants
In February 2020, the Company issued a Warrant to purchase 2,680,596 shares of Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrants have a $1.152 exercise price per share and have a
10-year
term to expiration. The Warrants vest upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrants will become fully vested, dependent on the acquiring party in the change of control transaction. The Warrants can be exercised for cash or on a cashless basis.
The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash
consideration payable to a customer. The Company determined that the Customer Warrants met the requirements for equity classification under ASC 718, and measured the Customer Warrants based on their grant date fair value, estimated to be $0.2 million. The
Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrants will be met.
During the three months
 ended March 31, 2022, the Company recorded a reduction of revenue related to the arrangement with the customer totaling $1.5 thousand as of March 31, 2022, the deferred asset balance outstanding is $93.6 thousand, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Vested Customer warrants	1,072,237	1,072,237
Unvested Customer warrants	1,608,359	1,608,359

	2,680,596	2,680,596

11. FORWARD WARRANT AGREEMENT
In connection with the execution of the Merger Agreement in October 2021 (See Note 1), Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $10.0 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and the strategic partner. The parties entered into the collaboration agreement in January 2022. The strategic partner is required to pay $5.0 million to Rigetti no later than (i) the Closing and (ii) June 30, 2022, and upon such payment the warrant will vest and be exercisable by the strategic partner with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant. The strategic partner is required to pay an additional $5.0 million to Rigetti no later than the second anniversary of the date of the warrant subscription agreement, and upon such payment, the warrant will vest and be exercisable by the strategic partner with respect to the remaining 500,000 shares of Common Stock pursuant to the terms of the warrant.
The Company evaluated the Forward Purchase Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated fair value of the Forward Purchase Agreement by using the Forward Contract Pricing methodology at inception and at the end of March 31, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, the Company calculated the fair value of the forward contract to be ($0.2 million) derivative liability and $2.7 million derivative asset at December 31, 2021 and March 31, 2022, respectively. The Company has included the derivative liability in other liabilities (current) and derivative asset separately as forward contract asset on the balance sheet line in the accompanying consolidated balance sheet as of December 31, 2021 and March 31, 2022, respectively.
The change in fair value is recorded as part of the general and administrative operating activities in the Company’s condensed consolidated statements of operations. The following table represents key valuation assumptions as of the quarter ended March 31, 2022.

Key Valuation Assumptions
Holding period (in years)	0.250 - 0.878
Risk free rate	0.52% -1.49%
Probability of occurring the contingency	50% - 100%
Underlying value per share	$6.30
12. EQUITY PLANS
2013 Equity Incentive Plan
In 2013, the Company adopted the Rigetti & Co., Inc. 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the grant of qualified incentive stock options and nonqualified stock options, restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. Upon the Closing Date and consummation of the Business Combination effective March 2, 2022, no additional awards are being made pursuant to the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, we will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan
In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on February 23, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs , NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of common stock reserved for future issuance under the 2022 Plan is 18,332,215 shares. However, the Company has not issued any grants under the 2022 Plan.
Stock Options
A summary of activity related to stock option is summarized as below (in thousands, except for share and per share data):

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding - December 31, 2021	11,468,275	$0.36	8.1	$46,839
Granted	—
Exercised	(1,123,539)	$0.27		$4,668
Forfeited and expired	(229,887)	$0.27

Outstanding - March 31, 2022	10,114,849	$0.36	7.9	$60,885

Exercisable - March 31, 2022	5,645,220	$0.41	7.8	$33,229
The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 was $0.09 per share. No new grants were issued during the three months ended March 31, 2022. The total intrinsic value of options exercised during the three months ended March 31, 2022 and March 31, 2021 is $4.7 million and $0.7 million, respectively.
As of March 31, 2022, there was $2.1 million of unrecognized compensation cost related to non-vested
stock options granted under the Plan, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock Units
A summary of activity related to RSUs is summarized as below:

	Number of RSUs	Weighted-Average Exercise Price

Balance at December 31, 2021	5,388,455
Granted	3,905,871	$4.44
Vested	(952,127)
Forfeited	(217,311)

Balance at March 31, 2022	8,124,888

On March 2, 2022, the performance condition of all outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up
compensation expense for the vesting period that has been satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.
Total fair value of the RSUs vested during three months ending March 31, 2022 and 2021 was $3.4 million and $0 respectively. The Company did not grant any RSUs during three months ended March 31, 2021.
Stock-based compensation expense related to RSUs granted to employees was $11.2 million and $0 for three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the unrecognized compensation expense related to unvested RSUs was approximately $31.1 million which is expected to be recognized over a weighted-average period of approximately 1.9 years.

The table below summarizes the total stock compensation expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$2,389	$340
Selling and marketing	441	32
General and administrative	8,651	225

	$11,481	$597

Fair Value of Common Stock and Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing
model that uses the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar public companies. The expected term of options granted was calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average
vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant for the period equivalent to the expected life of the option.
In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the common stock as of the grant date. The fair value of the common stock has been determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current engineering and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the common stock, arm’s-length
sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.

The Company did not grant any stock options during the three months ended March 31, 2022. The range of assumptions used in the Black-Scholes option-pricing model for options issued to employees during the three months ended March 31, 2021, are as follows:

March 31,
2021
Expected volatility	46.8%
Weighted-average risk-free interest rate	1.07%
Expected dividend yield	—%
Expected term (in years)	6.1 years
13. NET LOSS PER SHARE
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2022, and 2021 (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Net Loss	$(10,470)	$(7,787)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	53,691,948	21,847,581
Loss per share for Class A Common Stock
— Basic	$(0.20)	$(0.36)
— Diluted	$(0.20)	$(0.36)
The weighted-average common stock outstanding for the three months ended March 31, 2022 and 2021 include 3,976,326 and 5,254,479 shares of warrants with an exercise price of $0.01. Additionally, 3,059,273 shares of contingently issuable common stock pursuant to the earnout arrangement were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as of March 31, 2022.

The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
The Company excluded the following weighted average potential common shares from the computation of diluted net loss per share for the three months ended March 31, 2022 and March 31, 2021:

	March 31,
	2022	2021
Convertible Series C-1 Preferred Stock (2)	—	23,218,418
Convertible Series C Preferred Stock (2)	—	54,478,261
Common Stock Warrants (2)(3)	14,959,214	1,890,522
Stock Options (2)	10,114,849	13,185,484
Restricted Stock Units(1)	9,077,015	—

	34,151,078	92,772,685

(1)
The number of outstanding shares as of March 31, 2022 includes 952,127 shares of vested RSUs because the Company has not met all the condition to issue the underlying common stocks as of March 31, 2022. Common stock underlying the vested RSUs will not be issued until the related registration statement becomes effective.

(2)	The number of outstanding shares as of March 31, 2021 have been retrospectively adjusted to reflect the Exchange Ratio.
(3)	The number of outstanding shares as of March 31, 2022 and March 31, 2021 does not include 1,608,359 shares of Unvested Customer Warrants.

14. INCOME TAXES
The Company did not record tax expense for the three months ended March 31, 2022 or the three months ended March 31, 2021 due to the Company’s loss position and full valuation allowance.
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not
been benefited, the foreign rate differential related to subsidiary earnings, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
15. SEGMENTS
The following table presents a summary of revenue by geography for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount (in thousands)%		Amount (in thousands)%
United States	$1,900	90.3%	$2,190	92.8%
United Kingdom	204	9.7%	170	7.2%

	$2,104	100.0%	$2,360	100.0%

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form
10-Q
(this “Report”). This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those we describe under “Risk Factors” and elsewhere in this Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors.
For purposes of this discussion, “Rigetti,” “the Company,” “we,” “us” or “our” refer to Rigetti Computing, Inc. and its unless the context otherwise requires.
Overview
On March 2, 2022 (the “Closing Date”), we consummated the transactions contemplated by that certain Agreement and Plan of Merger dated as of October 6, 2021, as amended on December 23, 2021 and January 10, 2022 (as amended, the “Merger Agreement”), by and among Supernova Partners Acquisition Company II, Ltd., a Cayman Islands exempted company (“Supernova”), Supernova Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Supernova (the “First Merger Sub”), Supernova Romeo Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Supernova (the “Second Merger Sub”), and Rigetti Holdings, Inc., a Delaware corporation (“Legacy Rigetti”). As contemplated by the Merger Agreement, on March 1, 2022 Supernova was domesticated as a Delaware corporation and changed its name to “Rigetti Computing, Inc.” (the “Domestication”). On the Closing Date, (i) First Merger Sub merged with and into Legacy Rigetti, the separate corporate existence of First Merger Sub ceased and Legacy Rigetti survived as a wholly owned subsidiary of Rigetti Computing, Inc. (the “Surviving Corporation” and, such merger, the “First Merger”), and (ii) immediately following the First Merger, the Surviving Corporation merged with and into the Second Merger Sub, the separate corporate existence of the Surviving Corporation ceased and Second Merger Sub survived as a wholly owned subsidiary of Rigetti Computing, Inc. and changed its name to “Rigetti Intermediate LLC” (such merger transaction, the “Second Merger” and, together with the First Merger, the “Merger”, and, collectively with the Domestication, the “PIPE Financing” (as defined below) and the other transactions contemplated by the Merger Agreement, the “Business Combination”). The closing of the Business Combination is herein referred to as “the Closing.”
We build quantum computers and the superconducting quantum processors that power them. We believe our quantum computing represents one of the most transformative emerging capabilities in the world today. By leveraging quantum mechanics, our quantum computers process information in fundamentally new, more powerful ways than classical computers. When scaled, it is anticipated that these systems will be poised to solve problems of staggering computational complexity at unprecedented speed.
With the goal of unlocking this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We believe that this patented and patent pending, modular chip architecture is the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers.
Our long-term business model centers on revenue generated from quantum computing systems made accessible via the cloud in the form of Quantum Computing as a Service (“QCaaS”) products. However, the substantial majority of our revenues is derived from development contracts, and we anticipate this to persist over at least the next several years as we work to ramp up our QCaaS business. Additionally, we are working to further develop a revenue stream and forging important customer relationships by entering into technology development contracts with various partners.
We are a vertically integrated company. We own and operate
Fab-1,
a dedicated and integrated laboratory and manufacturing facility, through which we own the means of producing our breakthrough multi-chip quantum processor technology. We leverage its chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers.
We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits and have incurred significant operating losses since inception. Our net losses were $10.5 million and $7.8 million for the three months ended March 31, 2022, and 2021, respectively. As we expect to continue to invest in research and development infrastructure, we expect to continue to incur additional losses for the foreseeable future in line with its long-term business strategy. As of March 31, 2022, we had an accumulated deficit of $217.6 million.

The Business Combination and PIPE Financing
On October 6, 2021, SNII entered into the Merger Agreement by and among Supernova, First Merger Sub, Second Merger Sub, and Legacy Rigetti. On March 2, 2022, the Business Combination was consummated. While the legal acquirer in the Merger Agreement was Supernova, for financial accounting and reporting purposes under United States generally accepted accounting principles (“U.S. GAAP”), Rigetti was the accounting acquirer and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and financial statements of Rigetti represent the continuation of the financial statements of Legacy Rigetti in many respects. Under this method of accounting, Supernova was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Rigetti was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Rigetti (i.e., a capital transaction involving the issuance of stock by Supernova for the stock of Rigetti).
As a result of the Business Combination, each share of Legacy Rigetti common stock (including Legacy Rigetti common stock resulting from the Legacy Rigetti preferred stock conversion) was converted into the right to receive an aggregate of 78,959,579 shares of our common stock, par value $0.0001 per share (“Common Stock”). Additionally, each issued and outstanding shares of Supernova Class A and Class B common stock held by Supernova automatically converted to 20,209,462 shares of Common Stock (of which 3,059,273 shares are subject to vesting under certain conditions). Upon consummation of the Business Combination, the most significant change in our reported financial position and results of operations was an increase in cash of $208.9 million (as compared to Rigetti’s balance sheet at December 31, 2021), including $225.6 million of proceeds from the Business Combination and PIPE Financing net against SNII transaction costs of $38.1 million.
Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in
capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Additional direct and incremental transaction costs were also incurred by Rigetti in connection with the Business Combination. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Rigetti’s transaction costs totaled $20.65 million, of which $19.75 million was allocated to equity-classified instruments and recorded as a reduction to additional paid-in capital, and the remaining $0.9 million was allocated to liability-classified instruments that are subsequently measured at fair value through earnings and recognized as expense in the condensed consolidated statements of operations during the three months ended March 31, 2022.
As a result of the Business Combination, we became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, and listing standards of the Nasdaq Capital Market, which will necessitate us to hire additional personnel and implement procedures and processes to address such public company requirements. We expect to incur additional ongoing expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.
Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.
COVID-19 Update
The
COVID-19
pandemic continues to evolve rapidly and we intend to continue to monitor it closely.
The evolution of the virus is unpredictable and any resurgence may slow down our ability to develop our quantum computing products and related services. The
COVID-19
pandemic could limit the ability of suppliers and business partners to perform, including third-party suppliers’ ability to provide components, services and materials. We may also experience an increase in the cost of raw materials.
The full impact of the
COVID-19
pandemic continues to evolve. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce.
Impacts of the
COVID-19
pandemic, some of which we have already experienced, include those described throughout the “Risk Factors” included in this Report, including the risk factor titled “
A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business
.”

Change in Fiscal Year
In October 2021, our board of directors approved a change to our fiscal year-end
from January 31 to December 31, effective December 31, 2021. We believe the year-end
change is important and useful to our financial statement users to allow for increased comparability with our industry peers. As a result of this change, our fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2022. Year-over-year quarterly financial data has been and will continue to be recast to be comparative with the new fiscal quarter ends in the new fiscal year.
Key Components of Results of Operations
Revenue
We generate revenue through our development contracts, as well as from our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring
arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications to assist customer in areas of business interest. QCaaS revenue is recognized on a ratable basis over the contract term or on a usage basis, which generally ranges from three months to two years. Revenue related to development contracts and other services is recognized as the related milestones are completed or over time, as the work required to complete these milestones is completed. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.
Cost of Revenue
Cost of revenue consists primarily of all direct and indirect cost associated with providing QCaaS offerings and development contracts and other services, including employee salaries and employee related costs, including compensation, bonuses, employee taxes and benefit costs of program management and personnel associated with the delivery of goods and services to customers. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to providing the QCaaS offerings and development contracts and other services. We expect cost of revenue to increase as we continue to expand on our operations, enhance our service offerings and expand our customer base.
Operating Expenses
Our operating expenses consist of sales and marketing, general and administrative and research and development expenses.
Research and Development
Research and development costs are expensed as incurred. Research and development expenses include compensation, employee benefits, stock-based compensation, outside consultant fees, allocation of facility costs, depreciation and amortization, materials and components purchased for research and development. We expect research and development expenses to increase as we invest in the enhancement of our product offerings. We do not currently capitalize any research and development expenditures.
Sales and Marketing
Sales and marketing expenses consist primarily of compensation including stock-based compensation, employee benefits of sales and marketing employees, outside consultants’ fees, travel and marketing and promotion costs. We expect selling and marketing expenses to increase as we continue to expand on our operations, enhance our service offerings, expand our customer base, and implement new marketing strategies.
General and Administrative
General and administrative expenses include compensation, employee benefits, stock-based compensation, legal, insurance, finance administration and human resources, an allocation of facility costs (including leases), bad debt costs, professional service fees, and an allocation of other general overhead costs including depreciation and amortization to support our operations, which consist of operations other than associated with providing QCaaS offerings and development contracts and other services. We expect our general and administrative expenses to increase as we continue to grow our business. We also expect to incur additional expenses as a result of operating as a public company.

Provision for Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a full valuation allowance against our deferred tax assets.
Results of Operations
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
The following tables set forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Revenue:	$2,104	$2,360	$(256)	-11%
Cost of revenue	414	273	141	52%

Total gross profit	1,690	2,087	(397)	-19%
Operating expenses:
Research and development	12,449	6,934	5,515	80%
Sales and marketing	1,475	312	1,163	373%
General and administrative	11,560	2,521	9,039	359%

Total operating expenses	25,484	9,767	15,717	161%

Loss from operations	(23,794)	(7,680)	(16,114)	210%

Other (expense) income, net:
Interest (expense)	(1,205)	(77)	(1,128)	nm
Change in fair value of warrant liabilities	5,822	—	5,822	nm
Change in fair value of earn-out liability	9,634	—	9,634	nm
Transaction cost	(927)	—	(927)	nm
Other income	—	(30)	30	-100%

Total other (expense) income, net	13,324	(107)	14,559
Net loss before provision for income taxes	(10,470)	(7,787)	(2,683)
Provision for income taxes	—	—	—

Net loss	$(10,470)	$(7,787)	$(2,683)

Revenue
Revenue decreased $0.3 million, or 11%, to $2.1 million for the three months ended March 31, 2022, from $2.4 million for the three months ended March 31, 2021. The period over period change is primarily attributable to the completion of the first phase of a large government agency project of $1.3 million in the three months ended March 31, 2021, partially offset by the expansion in scope of U.S. and U.K. government agency projects of $1.0 million for the three months ended March 31, 2022. These development contracts are fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in each quarter will therefore vary based on the delivery of the associated milestones and/ or the work performed. We expect to continue to generate the majority of our revenue from development contracts over at least the next several years and that revenue will be variable in timing and size, as we work to ramp up our QCaaS business for the longer term.
Cost of Revenue
Cost of revenue increased $0.1 million, or 52%, to $0.4 million for the three months ended March 31, 2022, as compared to $0.3 million for the three months ended March 31, 2021. The increase was mainly attributable to an increase in employee-related costs of $0.1 million in the three months ended March 31, 2022. We expect the costs to increase as we seek to expand headcount and increase subcontract costs related to our collaborative development contract services work with government agencies. In addition, we expect to incur increased costs associated with equipment, system components and labor global economic conditions, including inflation, labor shortages and supply conditions.

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $5.5 million, or 80%, to $12.4 million for the three months ended March 31, 2022, from $6.9 million for the three months ended March 31, 2021. The increase was primarily attributable to:

•
a $3.6 million increase in employee related costs in the three months ended March 31, 2022 due to an increase in headcount and resulting wage costs of $1.5 million, a $0.5 million increase due to the increase in stock compensation expense, and a one-time
cumulative recognition of previously deferred stock compensation expense of $1.6 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination; and

•	a $1.9 million increase in material and software subscription costs due to continued and expanded investment in research and development efforts.
We expect research and development expenses to increase as we continue to invest in the enhancement of our product offerings, including with respect to cost of building QPU fridges, quantum chip fabrication costs and general salaries and wages. In addition, we expect to incur increased research and development expenses due to increasing costs of labor, equipment and components as a result of inflation, labor shortages and supply conditions. As a result of these factors, combined with lower than anticipated proceeds raised in the Business Combination, we expect the timelines for the development of our 1,000 and 4,000 qubit systems to increase.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.2 million, or 373%, to $1.5 million for the three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021. The increase was primarily driven by a $1.1 million increase in employee related costs of $0.7 million due to increase in headcount and resulting wages and $0.4 million due to a one-time
cumulative recognition of previously deferred stock compensation expense of $1.6 million related to the vested restricted stock units recognized as a result of the close of the Business Combination.
We expect selling and marketing expenses to increase as we seek to expand our operations, enhance our service offerings, expand our customer base, and implement new marketing strategies, including with respect to customer acquisition efforts and general marketing campaigns.
General and Administrative Expenses
General and administrative expenses increased by $9.0 million, or 359%, to $11.6 million for the three months ended March 31, 2022, from $2.5 million for the three months ended March 31, 2021. The increase was primarily driven by:

•
a
one-time
cumulative recognition of previously deferred stock compensation expense of $6.9 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination;

•	one-time transaction bonuses awarded to employees in connection with the closing of the Business Combination and associated taxes of $2.1 million;

•	$1.7 million increase in stock compensation expense;

•	$0.5 million due to increased legal, accounting costs related to enhanced public reporting requirements and other software acquisition costs;

•	$0.2 million due to executive incentive plan related bonuses; and

•	$0.4 million due to increased headcount-related wage costs to build and upgrade the resources to operate as a public company and to build out our information security team.
This increase was partially offset by the gain in change in fair value of forward contract agreement of $2.9 million which was entered into with Ampere as part of a strategic collaboration agreement. We expect general and administrative expenses to increase as we operate as a public company.
Other Income (Expense), net
Interest Expense

Interest expense was $1.2 million for the three months ended March 31, 2022, increased from $77 thousand for the three months ended March 31, 2021. The increase in expense was a result of the Loan Agreement we entered into with Trinity Capital Inc. (“Trinity”) in March 2021 (as amended from time to time, the “Loan Agreement”). The period over period increase was primarily because for the three months ended March 31, 2022, interest expense was calculated based on the overall borrowings under the Loan Agreement of $32.0 million for a three-month interest period, while for the same period in 2021, interest expense was based on borrowings under the Loan Agreement of $12.0 million for a shorter interest period of only 10 days.
Change in Fair Value of Warrant Liabilities
A discussion of change in fair value of warranty liabilities is included in Note 10 to our unaudited condensed consolidated financial statements for the three months period ended March 31, 2022, included elsewhere to this Report.
Change in Fair Value of
Earn-out
Liability
A discussion of change in fair value of
earn-out
liability is included in Note 2,
Sponsor Earn-Out Liability,
to our unaudited condensed consolidated financial statements for the three months period ended March 31, 2022, included elsewhere to this Report.
Transaction Costs
Transaction costs arose from the Business Combination allocated to liability-classified instruments that are subsequently measured at fair value through earnings must be expensed as incurred. We incurred a total transaction cost of $0.9 million allocated to liability-classified instruments for the three month period ended March 31, 2022. We did not incur any transaction costs for the comparable three months ended March 31, 2021.
Liquidity and Capital Resources
We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes and revenue. During the three months ended March 31, 2022, we incurred net losses of $10.5 million. As of March 31, 2022, we had an accumulated deficit of $217.6 million, and we expect to incur additional losses and higher operating expenses for the foreseeable future in line with our long-term business and investment strategy. In connection with the closing of the Business Combination on March 2, 2022, we received a total of $225.6 million from the Business Combination and PIPE Investment, net against SNII transaction costs. We believe that our existing cash and cash equivalents, including net proceeds from the Business Combination, should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong, and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Report.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our development contracts and other services, we expect to finance our cash needs through borrowings under the Loan Agreement and equity or debt financings or other capital sources, including development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this Report.
Loan and Security Agreement
On March 10, 2021, we entered into the Loan Agreement with Trinity for term loans with a principal amount of $12.0 million, bearing an interest rate of the greater of 7.5% plus the prime rate published by the Wall Street Journal or 11.0%. In addition, we are required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The term loans under the Loan Agreement are secured by all of our assets. The Loan Agreement contains customary representations, warranties and covenants, but does not include any financial covenants. The negative covenants include restrictions on the ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions. In connection with entry into the Loan Agreement, we issued a warrant to purchase our shares of common stock to Trinity. The Guarantor of the loan is Rigetti Holdings, Inc. and the loan is secured by substantially all of our assets.

On May 18, 2021, we entered into a first amendment to the Loan Agreement, which modified certain financial covenants, including an additional good faith deposit of $20,000 and adding a tranche B to the Loan Agreement in an aggregate amount of $15.0 million, consisting of two advances of $8.0 million and $7.0 million each. In connection with such amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. In connection with such amendment, we cancelled the initial warrants and issued a warrant to purchase 995,099 shares of our common stock.
On October 21, 2021, we entered into a second amendment to the Loan Agreement, which modified the date requiring us to deliver evidence of completion of the PIPE transaction and execution of a definitive merger agreement with a special purpose acquisition company to October 31, 2021.
Pursuant to the second amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 18 months following each specific cash advance date, the term loan incurs interest at the greater of a variable interest rate based on prime rate or 11% per annum, payable monthly. Interest-only payments are due monthly immediately following an advance for a period of 18 months and, beginning on the 19th month, principal and interest payments are due monthly.
In January 2022, we entered into the third amendment to the Loan Agreement to increase the debt commitment by $5.0 million to $32.0 million. The amendment allows us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. Other modifications per the amendment included an extension of the requirement to raise an additional $75 million of equity and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of March 31, 2022, the total principal amount outstanding under Loan Agreement was approximately $32.0 million. We use borrowings under the Loan Agreement for working capital purposes.
The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Report, we are in compliance with all covenants under the Loan Agreement.
Our cash commitments as of March 31, 2022 were primarily as follows (in thousands):

	Total	Short-Term	Long-Term
Financing obligations	$30,043	$2,365	$27,678
Operating lease obligations	4,180	1,314	2,866

Total	$34,223	$3,679	$30,544

Financing obligations consist of principal and unamortized financing costs related to the Loan and Security Agreement. Operating lease obligations consist of obligations under non-cancelable
operating leases for our offices and facilities. The cash requirements in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
Summary of Historical Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in operating activities	$(15,721)	$(5,795)
Net cash used in investing activities	(2,836)	(1,488)
Net cash provided by financing activities	213,445	12,026
Cash Flows Used in Operating Activities

Our cash flows from operating activities are significantly affected by our ability to achieve significant growth to offset expenditures related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities increased by $9.9 million, or 171%, when comparing the three months period ended March 31, 2022 to the same period in 2021. The increase in spending was primarily due to:

•	one-time transaction bonuses awarded to employees in connection with the closing of the Business Combination and related taxes of $2.1 million;

•
increase in headcount and payroll related costs of $2.6 million as a result of investments in research and development efforts combined with upgrading internal and external resources to operate as a public company;

•	$1.1 million due to expanded material and software acquisition costs associated with research and development activities;

•	$1.0 million in additional interest costs related to increased borrowing amounts associated with the Loan Agreement; and

•	prepayment of insurance premium for directors and officers of $3.0 million.
Net cash used in operating activities during the three months ended March 31, 2022 was $15.7 million, resulting primarily from a net loss of $10.5 million, adjusted for non-cash
charges of $1.4 million in depreciation, $11.5 million in stock-based compensation, $1.8 million loss from change in fair value of derivative warrant liabilities related to the Loan Agreement, $2.6 million gain from change in fair value of Private Placement Warrants (as defined below), $5.1 million gain from change in fair value of Public Warrants (as defined below), $2.9 million gain from change in fair value of for Forward Warrant Agreement and $9.6 million gain from change in fair value for contingent earn-out
liabilities, $0.2 million in amortization of debt financing costs.
These non-cash
charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities was $0.3 million, which primarily consisted of a decrease in accounts receivable of $0.3 million, an increase in prepaid and current assets of $3.1 million, an increase in accounts payable, accrued expenses and other current liabilities for a total of $3.8 million, an increase in other assets for $0.9 million, and a decrease in deferred revenue of $0.5 million. The increase in prepaid expenses and other current assets was due to advance payment for goods or services that were expected to be recognized or realized within the next 12 months period as of March 31, 2022. The increase in accounts payable, accrued expenses and other liabilities was due to increased operating expenses seen during the three months period ended March 31, 2022. The decrease in deferred revenue was due to decrease in prepayment by customers for goods or services that have yet to be delivered in the period, and the increase in accounts receivable was due to the timing of customer invoicing and payments.
Net cash used in operating activities during the three months ended March 31, 2021 was $5.8 million, resulting primarily from a net loss of $7.8 million, adjusted for non-cash
charges of $1.1 million in depreciation, and $0.6 million in stock-based compensation.
These non-cash
charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities was $0.3 million, which consisted of a decrease in deferred revenue of $0.6 million and increase in accounts payable of $0.3 million, an increase in accrued expenses and other liabilities of $0.3 million, a decrease in accounts receivable of $0.2 million, a decrease of prepaid expenses and other current assets of $0.2 million, and a decrease in other liabilities of $0.1 million. The increase in accounts payable was due to the timing of vendor invoicing and payments, the decrease in deferred revenue was due to revenue being recognized on contracts with customers for advanced billings, and the increase in accrued expenses and other liabilities was due to increased spending on research and development activity during the three months ended March 31, 2021.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $2.8 million, resulting solely from the additions of $2.8 million to property and equipment. Investments made into property and equipment during this period relate primarily to process computing equipment, quantum computing equipment and development tools for our chip fabrication facility. Net cash used in investing activities during the three months ended March 31, 2022, increased by $1.3 million compared to the three months ended March 31, 2021, largely as a result of increased investment in research and development.
Net cash used in investing activities during the three months ended March 31, 2021 was $1.5 million, representing additions of $1.5 million to property and equipment. Investments made into property and equipment during this period relate primarily to process computing equipment, quantum computing equipment and development tools for our chip fabrication facility.

Cash Flows provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2022 was $213.7 million, reflecting $225.6 million from the Business Combination and PIPE Investment net against SNII transaction costs, offset by Rigetti side transaction costs paid out for a total of $16.4 million; the additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Loan Agreement, less cash payment on debt issuance cost of $0.03 million and exit fees of $1.0 million; and proceeds from issuance of common stock upon exercise of stock options and warrants for a total $0.6 million for the three months ended March 31, 2022.
For the three months ended March 31, 2021, net cash provided by financing activities was $12.0 million, mainly reflecting proceeds from the issuance of debt and warrants in associated with the Loan Agreement for a total amount of $12.0 million.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Report, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on its historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
While our significant accounting policies are described in the Notes to our unaudited condensed consolidated financial statements for the three month period ended March 31, 2022, included elsewhere in this Report, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Public and Private Warrants
Prior to the Business Combination, Supernova issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Merger or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option
on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, we recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in the fair value recognized in the condensed consolidated statements of comprehensive loss at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date. The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap, 0.361 common stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise.
Subsequent to the separate listing and trading of the Public Warrants, the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Monte Carlo Pricing Model.
On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.2 million, with an offsetting entry to additional paid-in capital.
On March 31, 2022, the fair value of the Private Warrants decreased to $6.6 million, with the gain on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022.
Similarly, on the consummation of the Business Combination, we recorded a liability related to the public warrants of $16.3 million, with an offsetting entry to additional paid-in capital.
On March 31, 2022, the fair value of the Private Warrants decreased to $11.2 million with the gain on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022.

Other Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”) at the initial recognition.
Other than the Public and Private Placement warrants noted above, we also issued a total of 995,099 common stock warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of the Debt Issuance Cost. The change in fair value of the warrants from issuance date through March 31, 2022 of $3.5 million was driven primarily by an increase in the fair value of our stock that occurred as a result of the Busines Combination. We recorded a total loss of $1.8 million to Change in Fair Value of Warrant Liability as a component of other income in the consolidated statement of operations for the three months ended March 31, 2022. We did not have any common stock warrants classified as liabilities as of March 31, 2021.
Earn-Out Liability
At Business Combination Closing, the Sponsor subjected certain shares (“Sponsor
Earn-Out
Shares”) of Common Stock held by the Sponsor Holders to forfeiture and vesting as of the Closing if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing (the “Triggering Events”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited.
The Sponsor Earn-Out Shares issued
in related to the Business Combination are accounted for as liability classified instruments because the Triggering Events that determine the number of Sponsor Earn-Out Shares to
be earned back by the Sponsor include outcomes that are not solely indexed to our common stock. The aggregate fair value of the
Sponsor Earn-Out Shares
on the Business Combination Closing was estimated using a Monte Carlo simulation model and was determined to be $26.6 million at Closing. As of March 31, 2022, the Triggering Events were not achieved for any of the tranches and as such we adjusted the carrying amount of the liability to its estimated fair value of $16.9 million. The change in the fair value of $9.6 million is included in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. A discussion of change in fair value of earn-out
liability is included in Note 2,
Sponsor Earn-Out Liability,
to our unaudited condensed consolidated financial statements for the three month period ended March 31, 2022, included elsewhere in this Report.
Revenue Recognition
Revenue consists primarily of our contracts that provide access to Rigetti quantum computing systems, collaborative research services, professional services, and the sale of custom quantum computing components. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (i.e., quantum computing subscriptions) is recognized on a ratable basis over the subscription term, which can range from three months to two years. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. Revenue related to collaborative research services and professional services is recognized over time as the services are provided using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the program or total contracted hours over the program period. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.
Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of 18 months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exists. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified. These revisions may impact the overall progress related to transfer of control and therefore, result in either increases or decreases in revenues, as well as, increase or decreases in fulfillment costs and contract margins. In accordance, with ASC No. 250, Accounting Changes and Error Corrections, any changes in estimates are reflected in our consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to the management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.

When our contracts with customers contain multiple performance obligations, the transaction price is allocated on a relative standalone selling price basis to each performance obligation. We typically determine standalone selling price based on observable selling prices of our products and services. In instances where standalone selling price is not directly observable, standalone selling price is determined using information that may include market conditions and other observable inputs. Standalone selling price is typically established as a range. In situations in which the stated contract price for a performance obligation is outside of the applicable standalone selling price range and has a different pattern of transfer to the customer than the other performance obligations in the contract, we will reallocate the total transaction price to each performance obligation based on the relative standalone selling price of each.
The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration and estimates of variable consideration. The amount of variable consideration included in the transaction price is constrained and is included only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Our contracts with customers may include renewal or other options at fixed prices. Determining whether such options are considered distinct performance obligations that provide the customer with a material right and therefore should be accounted for separately requires significant judgment. Judgment is required to determine the standalone selling price for each renewal option to determine whether the renewal pricing is reflective of standalone selling price or is reflective of a discount that would provide the customer with a material right. Based on our assessment of standalone selling prices, we determined that there were no significant material rights provided to our customers requiring separate recognition.
Stock-Based Compensation
Our share-based compensation awards are all equity-classified and consist of stock options and restricted stock units (“RSU”). Stock options have service vesting conditions ranging from 1 to 5 years. RSUs issued pursuant to our prior equity incentive plan adopted in 2013 have a
4-year
service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control
event, successful initial public offering or successful merger with a special purpose acquisition company.
Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and a graded vesting method for RSUs. We have elected to account for forfeitures of employee stock awards as they occur.
Recently Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Report.
Emerging Growth Company and Smaller Reporting Company Status
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Following the Business Combination, we still qualify as an emerging growth company and plans to take advantage of the benefits of the extended transition period emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.
We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of the completion of SNII’s initial public offering, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates
or (d) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the previous three years.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting
common stock held by
non-affiliates
is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting
common stock held by
non-affiliates
is less than $700.0 million measured on the last business day of our second fiscal quarter.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act) as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were effective as we have remediated the previously identified material weakness and have not identified any additional material weaknesses as of March 31, 2022.
Management has concluded that the unaudited condensed consolidated financial statements contained in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness
As previously disclosed, we identified a material weakness in our internal control over financial reporting. In connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to accounting for complex warrant instruments as a result of an error in not properly recording a liability for the warrant with respect to a warrant to purchase stock issued by us to Trinity Capital Inc. that was subsequently cancelled and reissued for a new warrant in connection with an amendment to the Loan Agreement.
Our management concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we identified the material weakness, we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to this complex transaction.
This material weakness did not result in a misstatement to our financial statements; however, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Remediation of Previously Identified Material Weakness
To remediate the previously reported material weakness in internal control over financial reporting related to the accounting for complex warrant instruments, we designed additional controls and invested significant resources including consultation with third party accounting advisors, consultations with our audit committee to identify and evaluate the accounting for complex accounting matters. Based on the actions taken, as well as the evaluation of the design of the new controls, and the fact that we believe we have appropriately accounted for several new complex accounting transactions including the issuance of additional complex warrant instruments, we determined that the material weakness has been remediated as of March 31, 2022.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules
13a-15(f)
and
15d-15(f)
promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Report before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to Our Financial Condition and Status as an Early-Stage Company
We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.
Legacy Rigetti was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”). As of March 31, 2022, the highest number of qubits we have deployed is a quantum computer with 80 qubits. As a result, our scalable business model has not been formed and our technical roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. For example, in 2018, we announced that we planned to build and deploy a
128-qubit
system over the subsequent twelve months, but have not to date built a
128-qubit
system. In addition, we recently announced an update in our anticipated timing with respect to certain anticipated milestones in our technical roadmap, with a plan to introduce a 1,000+ qubit system in late 2025 and 4,000+ qubit system in or after 2027. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our Quantum Cloud Services (“Quantum Cloud Services” or “QCS”), increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.
We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years. There is no certainty these research and development milestones will be achieved as quickly as hoped, or even at all.
We have a history of operating losses and expects to incur significant expenses and continuing losses for the foreseeable future.
We incurred net losses of $10.5 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively, and $38.2 million for the eleven months ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $217.6 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continues to incur significant expenses in connection with the design, development and manufacturing of our quantum computers; and as we expands our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our infrastructure; and increase our general and administrative functions to support our growing operations and our being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.
We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

•	attract new customers and grow our customer base;

•	maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;

•	invest in our platform and product offerings;

•	effectively manage organizational change;

•	accelerate and/or refocus research and development activities;

•	expand manufacturing and supply chain capacity;

•	increase sales and marketing efforts;

•	broaden customer-support and services capabilities;

•	maintain or increase operational efficiencies;

•	implement appropriate operational and financial systems; and

•	maintain effective financial disclosure controls and procedures.
Commercial traction of quantum computing technology may never occur. As noted above, there are significant technological challenges associated with developing, producing, marketing and selling services in the advanced technology industry, including our services, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.
Our ability to scale is dependent also upon components we must source from multiple industries including: from the electronics industry with low-noise
microwave components, CPUs, GPUs, FPGAs; cryogenic industry with dilution refrigerators and associated helium gas products; and from the semiconductor industry with silicon wafers and other specialty materials, tooling and measurement equipment. Shortages or supply interruptions in any of these components will adversely impact our ability to deliver revenues.
If large-scale development of our quantum computers commences, our computers may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our computers. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner that does not disrupt our services to our customers. If our technology fails to perform as expected, customers may seek out a competitor or turn away from quantum computing entirely, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations. If defects in our technology lead to erroneous outputs, third parties relying on those outputs may draw from them erroneous conclusions, creating a risk that we will be liable to those third parties.

If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost- effective manner and our business, financial condition, profitability and results of operations could be adversely affected.
Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
Our success will depend upon our ability to expand, scale our operations, and increase our sales and support capability. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.
Our growth is dependent upon our ability to successfully expand our solutions and services, retain customers, bring in new customers and retain critical talent. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could negatively impact our business, financial condition and results of operations.
Our growth is dependent upon our ability to successfully market and sell our quantum computing services and solutions. We do not have experience with the large-scale production and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and retention capabilities.
Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experiences unforeseen issues with the reliability of our technology, we could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.
There is no assurance that we will be able to ramp our business to meet our sales, manufacturing, installation, servicing and quantum computing targets globally, that expected growth levels will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing industry may adversely affect our operating results and ability to effectively compete within the industry.
We may not manage growth effectively.
Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.
We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing
COVID-19
pandemic and military conflict with Russia and Ukraine and the related sanctions imposed against Russia. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.
There can be no assurance that financing will be available to we on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. Our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.
We have a credit facility secured by substantially all of our assets under which we have borrowed and may in the future borrow additional amounts; any indebtedness thereunder could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.
On March 10, 2021, we entered into the Loan Agreement with Trinity. The credit facility has an available borrowing capacity of $32.0 million. As of March 31, 2022, we had total outstanding indebtedness of approximately $32.0 million consisting of outstanding borrowings under the Loan Agreement. This and future indebtedness incurred under the Loan Agreement may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;

•
require us to use a portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes;

•
expose us to the risk of increased interest rates as following the consummation of our initial public offering borrowings under the Loan Agreement are subject to interest at the greater of (i) a floating per annum rate equal to 7.5% above the prime rate, or (ii) a fixed per annum rate equal to 11.0%, also paid on a monthly basis;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	increase our vulnerability to the impact of adverse economic, competitive and industry conditions; and

•	increase our cost of borrowing.
The credit facility is secured by substantially all of our assets. In addition, the Loan Agreement contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of March 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $190.9 million.
Under legislation informally known as the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of the Company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes.
If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Risks Related to Our Business and Industry
We have not produced quantum computers with high qubit counts or at volume and faces significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing quantum computers is a difficult undertaking. There are significant engineering challenges that we must overcome to build our quantum computers. We are still in the development stage and faces significant challenges in completing development of our quantum computers and in producing quantum computers in sufficient volumes. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to manipulate qubits, failure to reduce error rates, failure to transition quantum systems to leverage low-cost
components, and failure to realize multi-chip quantum computer technology.
Even if we complete development and achieve volume production of our quantum computers, if the cost, accuracy, performance characteristics or other specifications of the quantum computer fall short of our expectations, our business, financial condition and results of operations would be adversely affected.
Any future generations of hardware developed to demonstrate narrow quantum advantage and broad quantum advantage, and the anticipated release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system, each of which is an important anticipated milestone for our technical roadmap and commercialization, may not occur on our anticipated timeline or at all.
Our successful execution of our technical roadmap is based on the development of multiple generations of quantum computing systems, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, and the release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system. The future success of our technical roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in each subsequent generation of our quantum computer. If we are unable to achieve the increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed, or may never occur. In the past we have failed to meet publicly announced milestones and may fail to meet projected milestones in the future. For example, we recently announced an update in our anticipated timing with respect to certain anticipated milestones in our technical roadmap, with a plan to introduce a 1,000+ qubit system in late 2025 and 4,000+ qubit system in or after 2027. If our technical roadmap is delayed or never achieved, this would have a material impact on our business, financial condition or results of operations.
The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
The markets in which we operate are rapidly evolving and highly competitive. As the marketplace continues to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include:

•	large, well-established tech companies that generally compete across our products, including Quantinuum, Google, Microsoft, Amazon, Intel and IBM;

•
large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this Report and we believe additional countries in the future;

•	less-established public and private companies with competing technology, including companies located outside the United States; and

•	new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including technology, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.
Additionally, we must be able to achieve our objectives in a timely manner lest quantum computing lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.
For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.
We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
We have historically generated most of our revenue from a limited number of customers. Our three largest customers, which differed by period, collectively accounted for 66% of our revenue for the fiscal year ended December 31, 2021, 78% of our revenue for the fiscal year ended January 31, 2021, 83% of our revenue for the three months ended March 31, 2022 and 81% of our revenue for the three months ended March 31, 2021. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 2 to the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, included elsewhere in this Report and Note 2 to the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2022, included in our Periodic Report on Form 8-K filed with the SEC on March 7, 2022.
We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers at the rate we anticipate or at all, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers could also reduce or discontinue their purchases of our products and services in the event they transition to internally developed products and services or determine to divide their purchases of our products and services between us and a second source. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns or funding cycles. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.
A significant portion of our revenue currently depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We derive a significant portion of our revenue from contracts with U.S. federal and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. In the eleven months ended December 31, 2021 and the year ended January 31, 2021, sales to government entities comprised 51.0% and 59.6% of our total revenue, respectively. In the three months ended March 31, 2022 and 2021, sales to government entities comprised 76% and 77% of our total revenue, respectively.
Contracts with government agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. In addition, our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments.
Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

•
Changes in government fiscal or procurement policies, or decreases in government funding available for procurement of goods and services generally, or for our federal government contracts specifically;

•	Changes in government programs or applicable requirements;

•	Restrictions in the grant of personnel security clearances to our employees;

•	Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;

•
Changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•	Changes in the government’s attitude towards the capabilities that we offer;

•	Changes in the government’s attitude towards us as a company or our platforms;

•
Appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;

•	The adoption of new laws or regulations or changes to existing laws or regulations;

•
Budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;

•	Influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;

•	Changes in political or social attitudes with respect to security or data privacy issues;

•
Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus pandemic; and

•	Increased or unexpected costs or unanticipated delays caused by other factors outside of our control.
For example, we anticipate lower-than-expected new government contract opportunities and what we believe to be slower than anticipated timing of government funding and appropriations with respect to relevant projects in 2022. Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payment with respect to our services to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
We currently offer access to quantum computing as a service (“Quantum Computing as a Service” or “QCaaS”), both directly to our end users with our own Quantum Cloud Services. and indirectly to end users through public cloud providers such as Amazon Braket who integrate our QCS into their own quantum computing platforms. These public cloud partners operate a service in direct competition with our providing direct access to QCS. Currently, a majority of our QCaaS business is run through the AWS service, and we intend to partner with additional partners to provide access to our QCaaS. Cloud computing partnerships could be terminated, or not scale as anticipated, or even at all.
There is risk that one or more of the public cloud providers, such as AWS and Azure, could use their respective control of their public clouds to control market pricing of the services, restrict access, embed innovations or privileged interoperating capabilities in competing products, bundle competing products and leverage their public cloud customer relationships to exclude us from opportunities. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.
Further, if our contractual and other business relationships with our partners are terminated, either by the counterparty or by us, suspended or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our QCaaS business at the same scale and would experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.
Currently, our customer agreement with AWS remains in effect until (i) terminated for convenience, which we may do for any reason by providing AWS notice and closing our account and which AWS may do for any reason by providing us at least 30 days’ notice or (ii) terminated for cause, which either party may do if the other party has an uncured material breach and which AWS may do immediately upon notice. Although alternative data center providers could host our business on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive, and we could incur significant one-time
costs. If we are unable to renew our agreement with AWS on commercially acceptable terms, our agreement with AWS is prematurely terminated, or it adds additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If AWS or other infrastructure providers increase the costs of their services, our business, financial condition, or results of operations could be materially and adversely affected.

Any material change in our contractual and other business relationships with our partners, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises
computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
Our QCS incorporates high performance classical computing through public clouds to provide services to end users and our partners. These services are predominantly on AWS.
Any material change in our contractual and other business relationships with AWS or other cloud provider, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
Further, if our contractual and other business relationships with our partners is terminated, either by the counterparty or by us, suspended or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our QCaaS business at the same scale and would experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.
We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
We buy our products and supplies from suppliers that manufacture and source products from the United States and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or restrictive distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or restrictive distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. Any failure to maintain our relationship with any of our top ten largest suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows.
We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or the ongoing military conflict involving Russia and Ukraine may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. For example, our small and mid-size cryogenic refrigerators have been provided by a single supplier and have began to source from a second supplier. In addition, we expect that larger cryogenic refrigerators required in connection with the potential development of systems greater than 100 qubits will be provided by a single supplier, at least for an initial period of time. We cannot assure that any of our suppliers or potential suppliers will have the capacity to supply larger cryogenic refrigerators on the terms, timing or scale that we expect. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Any delay or unavailability of key products required for our development activities could delay or prevent us from further developing our systems and applications on our expected timelines or at all.
Additionally, our business, financial position, results of operations and cash flows could be materially and adversely affected by our inability to continue sourcing products from our suppliers. Although we seek to have alternate sources and recover increases in input costs through price increases in our products, shortages, supply chain interruptions or regulatory changes or other governmental actions could result in the need to change suppliers or incur cost increases that cannot, in the short term, or in some cases even in the long-term, be offset by our prices.

We may face unknown supply chain issues that could delay the development or introduction of our product and negatively impact our business and operating results.
We are reliant on third-party suppliers for components necessary to develop and manufacture our quantum computing solutions. Any of the following factors (and others) could have an adverse impact on the availability of these components:

•	our inability to enter into agreements with suppliers on commercially reasonable terms, or at all;

•	difficulties of suppliers ramping up their supply of materials to meet our requirements;

•
a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;

•
any reductions or interruption in supply, including disruptions on our global supply chain as a result of the
COVID-19
pandemic, which we have experienced, and may in the future experience or as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia (including as a result of disruptions of global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as of our ability to control input costs) or otherwise;

•	financial problems of either manufacturers or component suppliers;

•	significantly increased freight charges, or raw material costs and other expenses associated with our business;

•	other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis;

•	a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;

•	a failure to adequately authorize procurement of inventory by our contract manufacturers; or

•	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.
If any of the aforementioned factors were to materialize, it could cause us to halt production of our quantum computing solutions and/or entail higher manufacturing costs, any of which could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.
Our system depends on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.
There are limited suppliers to sources of materials which may be necessary for the production of our technology. We are currently reliant on a single or small number of suppliers for certain resources. While we are currently looking to engage additional suppliers, there is no guarantee we will be able to establish or maintain relationships with such additional suppliers on terms satisfactory to us. Reliance on any single supplier increases the risks associated with being unable to obtain the necessary components because the supplier may have manufacturing constraints, can be subject to unanticipated shutdowns and/or may be affected by natural disasters and other catastrophic events. Some of these factors may be completely out of our and our suppliers’ control. Failure to acquire sufficient quantities of the necessary components in a timely or cost-effective manner could materially harm our business.
Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
Our continued growth and success depend on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs which render our technology obsolete or inferior to other products, could have a material effect on our business, financial condition or results of operations.

We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
The success of our business is dependent upon the cost per qubit decreasing over the next several years as our quantum computers advance, which is based on achieving anticipated economies of scale related to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If we do not achieve economies of scale or if the anticipated cost savings do not materialize, we may be unable to achieve a lower cost per qubit, which would make our quantum computing solution less competitive than those produced by our competitors and could have a material adverse effect on our business, financial condition or results of operations.
The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
The nascent market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If demand for quantum computers in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.
In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit acceptance of our solution. Negative publicity concerning our solution or the quantum computing industry as a whole could limit acceptance of our solution. We believe quantum computing will solve many large- scale problems. However, such problems may never be solvable by quantum computing technology. If our clients and partners do not perceive the benefits of our solution, or if our solution does not drive member engagement, then demand for our products may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.
If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed.
Quantum advantage refers to the moment when a quantum computer can compute faster than traditional computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers, including our quantum hardware, have reached a broad quantum advantage, and may never reach such advantage. Achieving a broad quantum advantage will be critical to the success of any quantum computing company, including ours. However, achieving quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. Quantum computing technology, including broad quantum advantage, may take decades to be realized, if ever. If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time we reach such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.
We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
Our business depends on our quantum computing systems being available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations or denial of service attacks or other security-related incidents. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

Any disruptions, outages, defects and other performance and quality problems with our quantum computing system or with the public cloud and internet infrastructure on which we rely, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we cannot successfully execute on our strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.
The quantum computing market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. We believe that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum computing mature on a broad range of factors, including system architecture, error correction, performance and scale, ease of programming, user experience, markets addressed, types of data processed, and data governance and regulatory compliance. Our future success depends on our ability to continue to innovate and increase customer adoption of our quantum solutions. If we are unable to enhance our quantum computing system to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently, or more securely than our platform, our business, financial condition and results of operations could be adversely affected.
We are highly dependent on our ability to attract and retain senior executive leadership and other key employees, such as quantum physicists, software engineers and other key technical employees, which is critical to our success. If we fail to retain talented, highly qualified senior management, engineers and other key employees or attract them when needed, such failure could negatively impact our business.
Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel. As we build our brand and become more well known, there is increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals will adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
Our future success also depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in supply chain management, engineering and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing technologies, the commercialization of our quantum computing technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel in this competitive environment, we may experience delays in the development of our quantum computing technologies and be otherwise unable to develop and grow our business as projected, or even at all.
Our future growth and success depends on our ability to sell effectively to government entities and large enterprises.

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers
involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental
agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer
that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. See “—
If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced.
” In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. See “—
Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties
.”
Government agencies and large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions. As a result, the actual scope of work performed pursuant to any such contracts, in addition to related contract revenue, could be less than total contract value. In addition, product purchases by such organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, these organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers and could lead to lower revenue results than originally anticipated.
We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, it could incur additional costs or experience delays.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our quantum computers or our ability to develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed, which would harm our business, financial condition and operating results.
Because our success depends, in part, on our ability to expand sales internationally, our business will be susceptible to risks associated with international operations.
We currently maintain offices and have sales personnel in the United States, the United Kingdom, Australia and Canada, and we intend to expand our international operations by developing a sales presence in other international markets. In the three months ended March 31, 2022 and the eleven months ended December 31, 2021, our
non-U.S.
revenue was approximately 10% and 29% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our solutions in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects weto new risks, some of which we have not generally faced in the United States or other countries where we currently operates. These risks include, among other things:

•	unexpected costs and errors in the localization of our platform and solutions, including translation into foreign languages and adaptation for local culture, practices and regulatory requirements;

•
lack of familiarity and burdens of complying with foreign laws, legal standards, privacy and cybersecurity standards, regulatory requirements, tariffs and other barriers, and the risk of penalties to our customers and individual members of management or employees if our practices are deemed to not be in compliance;

•	practical difficulties of enforcing intellectual property rights in countries with varying laws and standards and reduced or varied protection for intellectual property rights in some countries;

•
an evolving legal framework and additional legal or regulatory requirements for data privacy and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee data privacy documentation (including locally-compliant data privacy notice and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•
difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships and local employment laws;

•
increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity-based incentive programs and unexpected legal costs and regulatory restrictions in issuing our shares to employees outside the United States;

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;

•	fluctuations in exchange rates that may decrease the value of our foreign-based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings, and transfer pricing requirements; and

•	permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.
Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our platform outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our solutions and could harm our business, financial condition, revenues, results of operations or cash flows.

Our international sales and operations subject us to additional risks and costs, including the ability to engage with customers in new geographies, exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, financial condition, revenues, results of operations or cash flows.
We derive a significant portion of revenue from our customers in the United States. We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the proven adoption of our solutions, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and solutions will be accepted in international markets by potential customers. We currently have sales, customer support and engineering personnel outside the United States in the United Kingdom, Australia and Canada, and have started the process of establishing a sales presence in Germany; however, our sales, support and engineering organization outside the United States is substantially smaller than our U.S. sales organization. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with
non-U.S.
customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we has primarily transacted with customers in U.S. dollars, historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our
non-U.S.
locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.
Our international operations may subject us to greater than anticipated tax liabilities.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time
tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Our quantum computing systems may not be compatible with some or all industry-standard software and hardware in the future, which could harm our business.
We have focused our efforts on creating quantum computing hardware, the operating system for such hardware, a suite of low-level
software programs that optimize execution of quantum algorithms on our hardware, application programing interfaces (“APIs”) to access our systems, software development kits (“SDKs”) for system and application developers, and quantum programming languages for low-
and high-level application developers. The industry is rapidly evolving, and customers have many choices for programming languages, application libraries, APIs, and SDKs, some of which may not be compatible with our own languages, APIs or SDKs. Our quantum computing solutions are designed today to be compatible with most major quantum software development kits, including Qiskit, Cirq, and Open QASM, all of which are open source. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, usage of our hardware might be limited as a result which would have a negative impact on the Company. Similarly, if a piece of hardware became a necessary component for quantum computing (for instance, quantum networking) and we cannot integrate with, the result might have a negative impact on the Company.
If our customers are unable to achieve compatibility between other software and hardware and our hardware, it could impact our relationships with such customers or with customers, generally, if the incompatibility is more widespread. In addition, the mere announcement of an incompatibility problem relating to our products with higher level software tools could cause us to suffer reputational harm and/or lead to a loss of customers. Any adverse impacts from the incompatibility of our quantum computing solutions could adversely affect our business, operating results and financial condition.

We may rely heavily on future collaborative partners and third parties to develop key, relevant algorithms and programming to make our quantum systems commercially viable.
We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:

•	obtain expertise;

•	obtain sales and marketing services or support;

•	obtain equipment and facilities;

•	develop relationships with potential future customers; and

•	generate revenue.
We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having terms satisfactory to the Company, or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could harm our business and financial condition.
System security and data protection breaches, as well as cyber-attacks, including state-sponsored attacks, could disrupt our operations, which may damage our reputation and adversely affect our business.
Cyber-attacks,
denial-of-service
attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in the technology industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee theft or misuse, denial-of-service
attacks, sophisticated nation-state and nation- state supported actors, and advanced persistent threat intrusions. The techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.
Our platform is built to be accessed through third-party public cloud providers such as AWS. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical
means, such as actions by an employee with access to our systems. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of sensitive or confidential information.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about the Company, our partners, our customers or third parties could expose we and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects our customers, or if we suffers a cyber-attack that impacts our ability to operate our platform, we may suffer material damage to our reputation, business, financial condition and results of operations.
Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on we or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the
COVID-19
pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to it. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.
Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.
Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to obtain products from our suppliers or sell our products and services to customers. Political challenges between the United States and countries in which our suppliers are located, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. The United States administration has announced tariffs on certain products imported into the United States, and some countries have imposed tariffs in response to the actions of the United States. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States or other countries that could have a material adverse effect on our business. Our technology may be deemed a matter of national security and as such our customer base may be tightly restricted. We may accept government grants that place restrictions on the business’ ability to operate.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the
COVID-19
pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements and our profitability could be reduced.
Our development contracts are typically fixed fee arrangements invoiced on a milestone basis. If we underestimate the amount of effort required to deliver on a contract and/or the period of time required to achieve the milestone, our profitability could be reduced. If the actual costs of completing the contract exceed the agreed upon fixed price, we would incur a loss on the arrangement.
We have, in the past, identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to accounting for complex warrant instruments as a result of an error in not properly recording a liability for the warrant with respect to a warrant to purchase stock issued by us to Trinity Capital Inc. that was subsequently cancelled and reissued for a new warrant in connection with an amendment to our loan and security agreement as described in Note 7 to our unaudited consolidated financial statements included elsewhere in this Report.

Our management concluded that this prior material weakness in our internal control over financial reporting was due to the fact that at the time we identified the material weakness, we were a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to this complex transaction and after implementing remediation efforts, concluded that this material weakness was remediated as of March 31, 2022.
Although we remediated our prior material weakness, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq, investors may lose confidence in our financial reporting and our stock price may decline as a result.
Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and harm our financial condition and operating results.
We may pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.
We have been, and may in the future be, adversely affected by the global
COVID-19
pandemic, its various strains or future pandemics.
We face various risks related to epidemics, pandemics, and other outbreaks, including the recent
COVID-19
pandemic, including newly discovered strains of the virus. In response to the
COVID-19
pandemic, governments have implemented significant measures, including, but not limited to, business closures, quarantines, travel restrictions, shelter-in-place,
stay-at-home
and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat
COVID-19
or future pandemics, there is likely to be an adverse impact on our potential customers, our employees and global economic conditions, and consumer confidence and spending, which could materially and adversely affect our operations and demand for our products.
The spread of
COVID-19
has and may continue to impact our suppliers by disrupting the manufacturing, delivery and the overall supply chain of parts required to manufacture our quantum computers. In addition, various aspects of our business cannot be conducted remotely, such as the fabrication of quantum processors and the assembly of our quantum computers. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

Due to the fluid nature of the
COVID-19
pandemic, uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. During 2020, we scaled back our recruiting efforts to control costs and experienced weeklong onsite work stoppages due to quarantining related to the
COVID-19
pandemic. The extent of
COVID-19’s
effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of
COVID-19
on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Even after the
COVID-19
pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID- 19’s global economic impact, including any recession that has occurred or may occur in the future.
Our facilities or operations could be damaged or adversely affected as a result of prolonged power outages, natural disasters and other catastrophic events.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins,
war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause delays in development and fabrication, the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
Risks Related to Litigation and Government Regulation
State, federal and foreign laws and regulations related to privacy, data use and security could adversely affect us.
We are subject to state and federal laws and regulations related to privacy, data use and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states are considering similar legislation. Foreign governments are raising similar privacy and data security concerns. In particular, the European Union enacted a General Data Protection Regulation. China, Russia, Japan and other countries in Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore harm our business, financial condition and results of operations.
Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.
We have several contracts with various government entities, including contracts with NASA, the Defense Advanced Research Project Agency, and the Department of Energy, among others, and we may enter into additional contracts with U.S. government entities in the future, which subjects our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized disclosure and accounting requirements unique to government contracts;

•
financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•	public disclosures of certain contract and company information; and

•	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.
We are subject to U.S. and foreign anti-corruption, anti-bribery and similar laws, and non-compliance
with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third- party intermediaries, and of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our products and technologies are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain products and technology may be subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
In addition, changes in our products or technologies or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and technologies in international markets or, in some cases, prevent the export or import of our products and technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and technologies, or in our decreased ability to export or sell our products and technologies to existing or potential customers. Any decreased use of our products and technologies or limitation on our ability to export or sell our products and technologies would likely adversely affect our business, financial condition and results of operations.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we face risks associated with changes to these regulations.
Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.
We may in the future face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholder, consumer, competition and/or other issues relating to our business on a global basis. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in a material adverse impact on our business, results of operations, financial position and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims, even those without merit, which could harm our business prospects, operating results, and financial condition. We may face inherent risk of exposure to claims in the event our quantum computers do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum computers and business and inhibit or prevent commercialization of other future quantum computers, which would have material adverse effects on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.
We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.
Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.
Our manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances, or ability to operate.

Risks Related to Intellectual Property
Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
Our success depends, in significant part, on our ability to obtain, maintain, enforce and defend our intellectual property rights, including patents and trade secrets. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure
agreements with business partners and other third parties.
However, we may not be able to prevent unauthorized use of our intellectual property. Our trade secrets may also be compromised, which could cause us to lose our competitive advantage. Third parties may attempt to copy or otherwise obtain, use or infringe our intellectual property.
Monitoring and detecting unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent infringement or misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm Our business, results of operations, and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio, and third parties may develop competitive offerings in a manner that leaves us with limited means to enforce our intellectual property rights against them.
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States.
Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, financial condition and operating results.
Our inability to secure patent protection or enforce our patent rights could have a material adverse effect on our ability to prevent others from commercializing similar products or technology.
The application and registration of patents involves complex legal and factual questions. As a result, we cannot be certain that the patent applications that we files will result in patents being issued, or that our patents and any future patents that do issue will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology, and this may make it difficult for us to obtain certain patent coverage on our own. Any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.
Even if our patent applications succeed, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The intellectual property rights of others could bar us from licensing and exploiting any patents that issue from our pending applications, and the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.
We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards, or limit our ability to use certain key technologies in the future, all of which could harm our business.
Our success depends, in part, on our ability to develop and commercialize our products, services and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services or technologies are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation.

For example, there may be issued patents of which we are unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future products, services or technologies. Also, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future products, services or technologies. The strength of our defenses will depend on the rights asserted, the interpretation of these rights, and our ability to invalidate the asserted rights. However, we could be unsuccessful in advancing non-infringement
and/or invalidity arguments in our defense.
Companies that have developed and are developing technology are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our products, services or technologies may not be able to withstand third-party claims against their use. In addition, as compared to us, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If a third party is able to obtain an injunction preventing us from using or accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our products, services or technologies or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Further, there could be public announcements of the intellectual property litigation, and if securities analysts, investors or others perceive the potential impact to be negative or risks to be substantial, it could have an adverse effect on the price of our common stock.

•
Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, regardless of the merit of the claim or our defenses, may require us to do one or more of the following:

•	cease selling or using solutions or services that incorporate the intellectual property rights that allegedly infringe, misappropriate or violate the intellectual property of a third party;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

•	redesign the allegedly infringing solutions to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible; or

•	indemnify third parties using our products or services.
The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
We rely on certain open-source software in our quantum systems. If licensing terms change, our business may be adversely affected.
Our platform utilizes software licensed to us by third-party authors under “open-source” licenses and we expect to continue to utilize open- source software in the future. The use of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open-source software could render us vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.
Furthermore, some open-source licenses require the release of proprietary source code combined with, linked to or distributed with such open-source software to be released to the public. If we combine, link or distribute our proprietary software with open-source software in a specific manner, we could, under some open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend to attach to such platform or our proprietary code, we cannot assure you that our processes for controlling such use will be effective. If we are held to have breached the terms of an open-source software license, we could be required to seek licenses from third parties to continue operating using our solution on terms that are not economically feasible, to re-engineer
our solution or the supporting computational infrastructure to discontinue use of code, or to make generally available, in source code form, portions of our proprietary code. This could allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.
Some of our intellectual property has been or may be conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us, such as a license to the U.S. government under such intellectual property,
“march-in”
rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with
non-U.S.
manufacturers.
As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendments Act. These U.S. government rights include a non-exclusive,
non-transferable,
irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive
licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as
“march-in”
rights). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States, and some of our license agreements require that we comply with this requirement. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
Additional Risks Related to Ownership of Our Securities
The price of our common stock and public warrants has been and may continue to be volatile.
The price of our common stock and public warrants has been and may continue to be volatile. From March 2, 2022, the date our common stock and warrants began trading on Nasdaq, through May 13, 2022, our stock price fluctuated from a low of $5.41 to a high of $11.37, and the price of our public warrants fluctuated from a low of $1.07 to a high of $2.19. The price of our common stock and public warrants may fluctuate due to a variety of factors, including, without limitation:

•	our ability to meet our technological milestones, including any delays;

•	changes in the industries in which we and our customers operate;

•	variations in our operating performance and the performance of our competitors in general;

•
material and adverse impact of the
COVID-19
pandemic or the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia on the markets and the broader global economy;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of common stock available for public sale, including the significant percentage of our shares of common stock that may be offered for resale; and

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, including with respect to our technical roadmap;

•	the development and sustainability of an active trading market for our stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•
other events or factors, including recessions, increases in inflation and interest rates, foreign currency fluctuations, international tariffs, social, political and economic risks, natural disasters, acts of war (including the conflict involving Russia and Ukraine), terrorism or responses to such events.

These market and industry factors may materially reduce the market price of our common stock and our warrants regardless of the operating performance of the Company. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would adversely impact our business.
As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act or the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have begun to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will incur as a result of recently becoming a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form
10-K
with the SEC. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We previously have identified a material weakness. See “
—We have, in the past, identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.
” If we identify additional material weaknesses in the future, they could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We will incur substantial costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. In addition, key members of our management team have limited experience managing a public company.
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.
Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day
management of the business, which could adversely affect our business, financial condition, and results of operations.
Concentration of ownership among our executive officers, directors and their respective affiliates may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.
Our executive officers and directors and their respective affiliates beneficially own, in the aggregate, approximately 35.2% of outstanding common stock as of March 31, 2022. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain future earnings, if any, to finance the further development and expansion of our business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;

•	profitability of our products, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products we serve;

•	changes in consumer preferences and competitive conditions; and

•	expansion to new markets.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our securities.
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If no analysts commence coverage of us, the market price and volume for our securities could be adversely affected.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance
with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
Sales of our securities, or the perception of such sales, by us or holders of our securities in the public market or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
The sale of our securities in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of shares of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell securities in the future at a time and at a price that it deems appropriate. Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.
Although Supernova Sponsor and the Legacy Rigetti securityholders will be prohibited from transferring any share of common stock until the earlier of (i) the date that is six months following the Closing Date and (ii) the first date on which the daily closing price of common stock has been greater than or equal to $12.00 per share (subject to customary adjustments) for any 20 trading days within a
30-trading-day
period commencing at least 90 days after the Closing Date, in each case, subject to certain customary exceptions, these shares may be sold after the expiration or early termination or release of the respective applicable lock-up
provisions in the Sponsor Support Agreement with respect to the Supernova Sponsor or Bylaws with respect to the Legacy Rigetti securityholders.
Following the expiration of the applicable
lock-ups
and as restrictions on resale end and registration statements are available for use, the market price of our common stock could decline if the holders of restricted or locked up shares sell them or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Pursuant to registration rights we have with certain holders of our securities, we are required to register the resale of shares of our common stock that represent approximately 63.5% of our shares outstanding as of March 31, 2022 (after giving effect to the issuance of shares upon exercise of outstanding public warrants, private placement warrants and the exercise or settlement of warrants, options or restricted stock units of Legacy Rigetti assumed in the Business Combination). Given the substantial number of shares of common stock that is expected to be available for potential resale by such holders, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in Supernova’s IPO, certain holders of our securities may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our common stock and may be dilutive to existing stockholders.
We expect that significant additional capital will be needed in the near future to continue our planned operations. In the future, we may incur debt or issue equity ranking senior to our common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our common stock and be dilutive to existing stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of common stock by selling securityholders which could result in a significant decline in the trading price of our common stock and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.
We expect to issue additional shares of common stock, including under our equity incentive plans and employee stock purchase plan. Any such issuances would dilute the interest of our shareholders and likely present other risks.
We expect to issue a substantial number of shares of common stock, including under our equity incentive plans or employee stock purchase plan, or preferred stock.
Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up
agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) is 18,332,215 shares. We intend to file one or more registration statements on Form
S-8
under the Securities Act to register shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to the 2022 Plan. In addition, we intend to register for resale up to 19,604,081 shares subject to equity awards issued under Rigetti & Co, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) under a Registration Statement on Form
S-8.
We also intend to register the issuance of common stock under the Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which has an initial reserve of 3,055,370 shares, on a Registration Statement on Form
S-8.
Any such Form
S-8
registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.
Any such issuances of additional shares of common stock or preferred stock:

•	may significantly dilute the equity interests of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
We are currently an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation and bylaws of the Company (the “Bylaws”) and the General Corporation Law of the State of Delaware (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the board of directors of Rigetti (the “Board”) and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

•	providing for a classified board of directors with staggered, three-year terms;

•
the ability of the Board to issue up to 10,000,000 shares of preferred stock, including “blank check” preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change of control;

•	provide that the authorized number of directors may be changed only by resolution of the Board;

•
provide that, subject to the rights of the holders of any series of preferred stock, any individual director or directors may be removed only with cause by the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent or electronic transmission;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

•
provide that special meetings of our stockholders may be called by the chairperson of the Board, the chief executive officer or by the Board pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•
not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.
The Certificate of Incorporation designates the Court of Chancery of the State of Delaware or the United States federal district courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.
The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee, or stockholder of Rigetti to Rigetti or our stockholders, (iii) any action or claim against the Company or any current or former director, officer or other employee or stockholder of the Company, arising out of or pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws, (iv) any action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; (v) any action or claim as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any action against the Company or any current or former director, officer or other employee or stockholder of the Company, governed by the internal-affairs doctrine of the law of the State of Delaware, in all cases to the fullest extent permitted by law. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court (including claims arising under the Exchange Act), or for which such court does not have subject matter jurisdiction, or to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States federal district courts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules or regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, United States federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce the forum provision with respect to claims under the federal securities laws.
This choice of forum provision in our Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Furthermore, investors cannot waive compliance with the federal securities laws and rules and regulations thereunder.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
We are subject to complex securities laws and regulations and accounting principles and interpretations. The preparation of our financial statements requires us to interpret accounting principles and guidance and to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. We base our interpretations, estimates and judgments on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. GAAP presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. If one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”).
Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, Rigetti reevaluated the accounting treatment of the 8,625,000 public warrants and 4,450,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included Rigetti’s balance sheet as of March 31, 2022 contained in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
No assurance can be given that additional guidance or new regulations or accounting principles and interpretations will not be released that would require us to reclassify our warrants as liabilities measured at fair value, with changes in fair value reported each period in earnings and/or require a restatement of our financial statements with respect to treatment of the warrants.
Any restatement of our financial results could, among other potential adverse effects:

•	result in us incurring substantial costs;

•	affect our ability to timely file our periodic reports until the restatement is completed;

•	divert the attention of our management and employees from managing our business;

•	result in material changes to our historical and future financial results;

•	result in investors losing confidence in our operating results;

•	subject us to securities class action litigation; and

•	cause our stock price to decline.
Our warrants are exercisable for common stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As a result of the Business Combination being consummated, outstanding warrants to purchase an aggregate of 13,074,972 shares of common stock became exercisable in accordance with the terms of the warrant agreement. These warrants became exercisable on April 1, 2022. The exercise price of these warrants is $11.50 per share, or approximately $150.4 million, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we believe holders of our public warrants and private placement warrants will be unlikely to exercise their warrants. On May 13, 2022, the last reported sales price of our common stock was $7.76 per share.

Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “
—The warrants may never be in the money, and they may expire worthless and the terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment
.”
The warrants may never be in the money, and they may expire worthless and the terms of the public warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
The exercise price for our warrants is $11.50 per share of common stock. We believe the likelihood that warrant holders will exercise their public warrants and private placement warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we believe warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. Our warrants became exercisable on April 1, 2022.
The warrants were issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and Supernova. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock.
The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 share of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us, subject to certain circumstances, so long as they are held by Supernova Sponsor or its permitted transferees.
The warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. Under the warrant agreement, we also agree that we will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the public warrants or private placement warrants will be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the public warrants or private placement warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	March 7, 2022

4.1	Specimen Common Stock Certificate.	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate.	8-K	001-40140	4.2	March 7, 2022

10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2022, by and among New Rigetti, the Sponsor and the other holders party thereto.	8-K	001-40140	10.1	March 7, 2022

10.2	Loan and Security Agreement dated March 10, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.14	February 8, 2022

10.3	Amendment No. 1 to Trinity Loan and Security Agreement dated May 18, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.15	February 8, 2022

10.4	Amendment No. 2 to Trinity Loan and Security Agreement dated October 21, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.16	February 8, 2022

10.5	Amendment No. 3 to Trinity Loan and Security Agreement dated January 27, 2022, by and between Rigetti & Co. LLC and Trinity Capital Inc.	S-4/A	333-260692	10.17	February 8, 2022

10.6	Guaranty Agreement dated January 27, 2022, by and between Rigetti Holdings, Inc. and Trinity Capital Inc.	S-4/A	333-260692	10.18	February 8, 2022

10.7#	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.23	February 8, 2022

10.8#	Rigetti Computing, Inc. 2022 Equity Incentive Plan.	8-K	001-40140	10.16	March 7, 2022

10.9#	Form of Stock Option Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.17	March 7, 2022

10.10#	Form of RSU Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.18	March 7, 2022

10.11#	Form of Stock Award Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.19	March 7, 2022

10.12#	Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-40140	10.20	March 7, 2022

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.13#	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-40140	10.21	March 7, 2022

10.14#	Non-Employee Director Compensation Policy.	8-K	001-40140	10.22	March 7, 2022

10.15#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Chad Rigetti.	S-4/A	333-260692	10.24	February 8, 2022

10.16#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Brian Sereda.	S-4/A	333-260692	10.25	February 8, 2022

10.17#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Taryn Naidu.	S-4/A	333-260692	10.26	February 8, 2022

10.18#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Mike Harburn.	S-4/A	333-260692	10.28	February 8, 2022

10.19#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Rick Danis.	S-4/A	333-260692	10.29	February 8, 2022

10.20#	Executive Employment Agreement, dated March 14, 2022, between Rigetti Computing, Inc. and Greg Peters.	S-1	333-263798	10.30	March 23, 2022

10.21#*	Rigetti & Co, Inc. 2013 Equity Incentive Plan, as amended.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
Furnished herewith. This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Rigetti Computing, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RIGETTI HOLDINGS, INC.
(Registrant)

Date: May 16, 2022	By:	/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)