Form 10-Q
period 2022-06-30
Rigetti Computing, Inc.
filed 2022-08-12
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
As of August 5, 20
22,
118,244,451

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

•	costs related to the Business Combination and operating as a public company;

•	our ability to establish and maintain effective internal controls over financial reporting;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business, or competitive factors;

•	our estimates of expenses profitability, future revenue, capital requirements and need for additional financing;

•	the evolution of the markets in which we compete;

•	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services;

•	the expected use of proceeds of the Business Combination;

•	the sufficiency of our cash resources and our ability to raise additional capital;

•
unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflict involving Russia and Ukraine and sanctions related thereto), including inflation and financial and credit market fluctuations;

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

•	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

•	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

•	Even if the market in which we compete achieves anticipated growth levels, our business could fail to grow at similar rates, if at all.

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

•
Any future generations of hardware developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system, each of which is an important anticipated milestone for our technical roadmap and commercialization, may not occur on our anticipated timeline or at all.

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

•
The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if we encounter negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

•	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed.

•
We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

•
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate the material weakness or if we identify additional material weaknesses, or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.

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

•
Our warrants, including our Public Warrants, Private Warrants and other warrants we have issued, are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

•
Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise, including in connection with our committed equity financing with B. Riley Principal Capital II LLC, or B. Riley, could cause the market price for our common stock to decline and future issuances of securities may adversely affect us, our common stock and may be dilutive to existing stockholders.

•	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

•	Our warrants may be out of the money at the time they become exercisable and they may expire worthless.

•	With the approval by the holders of at least 50% of the then-outstanding Public Warrants, we may amend the terms of the warrants in a manner that may be adverse to holders.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RIGETTI COMPUTING, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash	$184,020	$11,729
Accounts receivable	2,572	1,543
Prepaid expenses and other current assets	4,248	1,351
Forward contract—assets	1,543	—
Deferred offering costs	—	3,449

Total current assets	192,383	18,072
Property and equipment, net	30,583	22,497
Restricted cash	117	317
Other assets	130	165
Goodwill	5,377	5,377

Total assets	$228,590	$46,428

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,517	$1,971
Accrued expenses and other current liabilities	4,428	3,806
Deferred revenue	1,108	985
Debt—current portion	4,226	575
Forward contract—liabilities	—	230

Total current liabilities	11,279	7,567
Debt—net of current portion	25,201	24,216
Derivative warrant liabilities	8,944	4,355
Earn-out liabilities	8,925	—
Other liabilities	416	295

Total liabilities	54,765	36,433
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock*, par value $0.0001 per share; 0 shares and 80,974,757 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 shares and 77,696,679 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	81,523
Stockholders’ equity (deficit):
Preferred Stock, par value $0.0001 per share; 10,000,000 shares and 0 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 shares and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock*, par value $0.0001 per share; 1,000,000,000 shares and 134,050,472 shares authorized at June 30, 2022 and December 31, 2021, respectively; 117,102,735 shares and 18,221,069 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11	2
Additional paid-in capital	401,290	135,549
Accumulated other comprehensive gain	99	52
Accumulated deficit	(227,575)	(207,131)

Total stockholders’ equity (deficit)	173,825	(71,528)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$228,590	$46,428

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A common stock, and legacy Class B common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$2,134	$1,540	$4,238	$3,900
Cost of revenue	873	365	1,287	637

Total gross profit	1,261	1,175	2,951	3,263
Operating expenses:
Research and development	12,634	7,496	25,083	14,431
Sales and marketing	1,487	644	2,963	957
General and administrative	12,785	2,711	24,345	5,232

Total operating expenses	26,906	10,851	52,391	20,620

Loss from operations	(25,645)	(9,676)	(49,440)	(17,357)

Other (expense) income , net:
Interest expense, net of interest income	(1,040)	(405)	(2,244)	(481)
Change in fair value of derivative warrant liabilities	8,687	—	14,509	—
Change in fair value of earn-out liability	8,024	—	17,658	—
Transaction costs	—	—	(927)	—
Other income (expense)	—	7	—	(23)

Total other income (expense), net	15,671	(398)	28,996	(504)
Net loss before provision for income taxes	(9,974)	(10,074)	(20,444)	(17,861)
Provision for income taxes	—	—	—	—

Net loss	$(9,974)	$(10,074)	$(20,444)	$(17,861)

Net loss per share attributed to common stockholders—basic and diluted	$(0.09)	$(0.46)	$(0.24)	$(0.82)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted*	114,096,390	21,977,123	84,060,966	21,912,665

*	Weighted-average shares have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss	$(9,974)	$(10,074)	$(20,444)	$(17,861)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	38	(2)	47	50

Comprehensive loss	$(9,936)	$(10,076)	$(20,397)	$(17,811)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)

Balance, December 31, 2021	98,726,505	$81,523	23,153,127	$—	$135,551	$52	$(207,131)	$(71,528)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,932,058)	2	(2)	—	—	—

Adjusted balance, beginning of period*	77,696,679	81,523	18,221,069	2	135,549	52	(207,131)	(71,528)
Issuance of common stock upon conversion of legacy Series C and Series C-1 preferred stock in connection with the Business Combination (Note 3)	(77,696,679)	(81,523)	57,380,563	6	81,517	—	—	81,523
Issuance of common stock upon exercise of legacy Rigetti stock options	—	—	1,123,539	—	574	—	—	574
Issuance of common stock upon exercise of legacy Rigetti common stock warrants	—	—	2,234,408	—	28	—	—	28
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities (Note 3)	—	—	34,850,706	3	153,810	—	—	153,813
Stock-based compensation	—	—	—	—	11,481	—	—	11,481
Foreign currency translation gain	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(10,470)	(10,470)

Balance, March 31, 2022	—	$—	113,810,285	$11	$382,959	$61	$(217,601)	$165,430

Issuance of common stock upon exercise of stock options	—	—	229,606	—	62	—	—	62
Issuance of common stock upon exercise of common stock warrants	—	—	1,702,210	—	5,011	—	—	5,011
Issuance of common stock upon release of RSUs	—	—	1,360,634	—	—	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370			6,370
Settlement of the first tranche of forward contract	—	—			(3,305)			(3,305)
Stock-based compensation	—	—	—	—	11,041	—	—	11,041
Capitalization of deferred costs to equity upon share issuance					(848)			(848)
Foreign currency translation gain	—	—	—	—	—	38	—	38
Net loss	—	—	—	—	—	—	(9,974)	(9,974)

Balance, June 30, 2022	—	$—	117,102,735	$11	$401,290	$99	$(227,575)	$173,825

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A common stock, and legacy Class B common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED) (CONTINUED)
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Balance, December 31, 2020	98,726,505	$81,523	20,975,317	$—	$133,144	$5	$(165,405)	$(32,256)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,467,972)	2	(2)	—	—	—

Adjusted balance, beginning of period*	77,696,679	81,523	16,507,345	2	133,142	5	(165,405)	(32,256)
Issuance of common stock upon exercise of stock options	—	—	118,566	—	26	—	—	26
Stock-based compensation	—	—	—	—	597	—	—	597
Foreign currency translation gain	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	(7,787)	(7,787)

Balance, March 31, 2021	77,696,679	$81,523	16,625,911	$2	$133,765	$57	$(173,192)	$(39,368)

Issuance of common stock upon exercise of stock options	—	—	338,979	—	90	—	—	90
Issuance of common stock upon exercise of common stock warrants	—	—	111,229	—	1	—	—	1
Stock-based compensation	—	—	—	—	521	—	—	521
Foreign currency translation loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(10,074)	(10,074)

Balance, June 30, 2021	77,696,679	$81,523	17,076,119	$2	$134,377	$55	$(183,266)	$(48,832)

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A common stock, and legacy Class B common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(20,444)	$(17,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,978	2,362
Stock-based compensation	22,522	1,118
Change in fair value of earnout liability	(17,658)	—
Change in fair value of derivative warrant liabilities	(14,509)	—
Change in fair value of forward contract	(5,077)	—
Amortization of debt issuance costs	667	—
Changes in operating assets and liabilities:
Accounts receivable	(1,030)	(241)
Prepaid expenses and other current assets	(2,898)	(530)
Other assets	34	(36)
Deferred revenue	123	(119)
Accounts payable	(882)	709
Accrued expenses and other current liabilities	967	692
Other liabilities	122	(192)

Net cash used in operating activities	(35,085)	(14,098)

Cash flows from investing activities
Purchases of property and equipment	(10,636)	(3,744)

Net cash used in investing activities	(10,636)	(3,744)

Cash flows from financing activities
Proceeds from Business Combination, net of transaction costs paid	225,604	—
Transaction costs paid directly by Rigetti	(17,428)	—
Proceeds from issuance of notes payable	5,000	20,000
Payments on debt issuance costs	(85)	—
Payment on loan and security agreement exit fees	(1,000)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	5,675	117

Net cash provided by financing activities	217,766	20,117

Effect of changes in exchange rate on cash and restricted cash	46	41
Net increase in cash and restricted cash	172,091	2,316
Cash and restricted cash at beginning of period	12,046	24,394

Cash and restricted cash at end of period	$184,137	$26,710

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,708	$488
Supplemental disclosure of non-cash financing activity:
Fair value of earn-out liability	$26,583	$—
Fair value of private placement and public warrants liability	$22,487	$—
Exercise of loan and security agreement warrants	$6,370	$—
Settlement of the first tranche of forward contract	$3,305	$—
Capitalization of deferred costs to equity upon share issuance	$848	$—
Purchases of property and equipment recorded in accounts payable	$428	$664
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1
0

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
The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California, London, United Kingdom, Adelaide, Australia, British Columbia, Canada and Munich, Germany. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.
Basis of Presentation
On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”, see Note 3). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all of SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) on a one-for-one
basis. The SNII Public Warrants and the Private Warrants held by SNII became warrants for Common Stock. The Company’s common stock and Public Warrants trade on the Nasdaq Capital Market under the ticker symbols “RGTI” and “RGTIW,” respectively. For more information on this transaction, see Note 3.
The Company determined that Legacy Rigetti was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (ASC) 805, Business Combinations.
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
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts, except share and per share amounts, in the notes are presented in thousands, unless otherwise specified. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. Certain information

1
1

and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included as Exhibit 99.1 to the Company’s Current Report on Form
8-K,
dated March 7, 2022. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021.
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
COVID-19
— As of June 30, 2022 and December 31, 2021, the Company’s financial position was not significantly impacted due to the effects of
COVID-19.
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

1
2

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
The Company incurred $0.8 million and $0 of offering costs for both the three and six months ended June 30, 2022 and 2021, respectively, which related to filing new registration statements with the SEC after the close of the Business Combination. These costs are incremental to those disclosed in Note 3. As the shares for which the registrations statements were filed were issued as of June 30, 2022, the Company recorded the costs as a reduction to additional paid-in
capital.
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
Cash and Restricted Cash
— The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. The Company’s restricted cash balance classifies all cash whose use is limited by contractual provisions. As of June 30, 2022, restricted cash consists of cash secured as collateral for letters of credit in favor of the Company’s landlord. The Company may not access these funds until it vacates this office space (leases expire in 2029).
As of December 31, 2021, restricted cash consists of cash secured as collateral for letters of credit in favor of the Company’s landlord and its corporate credit card program.

1
3

The following table provides a reconciliation of cash and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows for the six months ended June 30, 2022: (In thousands)

	June 30, 2022	December 31, 2021
Cash	$184,020	$11,729
Restricted cash	117	317

Total cash and restricted cash	$184,137	$12,046

Accounts Receivable
— Accounts receivable are recorded at invoice value, net of allowance for doubtful accounts. Unbilled receivables are included in accounts receivable and include amounts that were invoiced subsequent to the period end for which revenue was recognized in advance of the right to invoice. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs,
collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. As of June 30, 2022 and December 31, 2021, the Company does not have any allowances for doubtful accounts.
Public and Private Warrants
— Prior to the Business Combination,
SNII
issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed
option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing
model at each measurement date. The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap,
 0.361 common stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise.
Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using an option pricing model.
On the consummation of the Business Combination, the Company recorded a liability related to the Private Warrants of $9.2 million, with an offsetting entry to additional paid-in
capital. On June 30, 2022, the fair value of the Private Warrants decreased to $3.3 million, with the gain on fair value change recorded in the condensed consolidated statement of operations for the three an
d
six months ended June 30, 2022. See Note 9 and 11, for further information on fair value.
Similarly, on consummation of the Business Combination, the Company recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in
capital. On June 30, 2022, the fair value of the Public Warrants decreased to $5.6 million with the gain on fair value change recorded in the condensed consolidated statement of operations for the three and
six months ended June 30, 2022. See Note 9 and 11, for further information on fair value.
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
Other than the Public and Private Warrants noted above, the company also has other warrants issued and outstanding which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black- Scholes model and will be subsequently remeasured at each reporting period with changes recorded as a component of other income in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

1
4

Earn-Out
Liability
— At the closing of the Business Combination, Supernova Partners II LLC (the “Sponsor”) subjected certain shares (“Sponsor
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
Earn-Out
Shares are accounted for as liability classified instruments because the
Earn-Out
Triggering Events that determine the number of Sponsor
Earn-Out
Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor
Earn-Out
Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.6 million at the Closing Date. As of June 30, 2022, the
Earn-Out
Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $8.9 million. The change in the fair value of $8.0 million and $17.7 million are included in gain on fair value change, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.
Significant inputs into the respective models at the March 2, 2022 (the initial recognition) and June 30, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	June 30, 2022
Stock Price	$9.43	$3.67
Simulated trading days	1,198.00	1,177.00
Volatility (annual)	77.00%	95.00%
Risk-free rate	1.74%	2.98%
Estimated time to expiration (years)	5	4.67
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
When the Company’s contracts with customers contain multiple performance obligations, the transaction price is allocated on a relative standalone selling price basis to each performance obligation. The Company typically determines standalone selling price based on observable selling prices of our products and services. In instances where standalone selling price is not directly observable, standalone selling price is determined using information that may include market conditions and other observable inputs. Standalone selling price is typically established as a range. In situations in which the stated contract price for a performance obligation is outside of the applicable standalone selling price range and has a different pattern of transfer to the customer than the other performance obligations in the contract, the Company will reallocate the total transaction price to each performance obligation based on the relative standalone selling price of each.
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration and estimates of variable consideration. The amount of variable consideration included in the transaction price is constrained and is included only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

1
5

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
Stock-Based Compensation
— The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company’s share-based compensation awards are all equity-classified and consist of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”). Stock options have service vesting conditions ranging from 1 to 5 ye ars. RSAs are fully vested on grant date. RSUs granted under the Rigetti & Co, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) hav
e a
4
-year
service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control
event, successful initial public offering or successful merger with a special purpose acquisition company, which was satisfied at the Closing. RSUs granted under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) have service vesting condition only.
Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and RSUs granted under the 2022 Plan. Compensation expense for RSUs granted under the 2013 Plan are recognized using a graded vesting method. Compensation expense for RSAs are recognized fully on grant date. The Company has elected to account for forfeitures of employee stock awards as they occur.
Concentrations of Credit Risk
— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company’s cash is placed with high-credit-quality financial institutions, and at times exceeds federally insured limits. To date, the Company has not experienced any credit loss relating to its cash.
Significant customers that represent 10% or more of revenue are set forth in the following tables:

	For the Six Months Ended June 30,
Customer	2022	2021
Customer A	33%	*
Customer B	28%	25%
Customer C	16%	30%
Customer D	10%	*
Customer E	*	36%

	For the Three Months Ended June 30,
Customer	2022	2021
Customer A	32%	30%
Customer B	22%	64%
Customer C	19%	*
Customer D	19%	*

*	Customer accounted for less than 10% of revenue in the respective period

1
6

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	June 30,	December 31,
Customer	2022	2021
Customer A	25%	35%
Customer B	24%	34%
Customer C	16%	29%
Customer D	16%	*
Customer E	11%	*

*	Customer accounted for less than 10% of accounts receivable in the respective period
For the three and six months ended June 30, 2022, sales to government entities comprised 67.8% and 72.0% of the
Company’s
 total revenue, respectively. For the three and six months ended June 30, 2021, sales to government entities comprised
69.7
% and
74.9
% of
the
Company’s
 total revenue, respectively.
Recently Issued Accounting Pronouncements
— In June 2022, the FASB issued ASU
2022-03, ASC
Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The ASU is effective for the Company after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
In February 2016, the FASB issued ASU
2016-02,
Leases (Topic 842). ASU
2016-02
is amended by ASU
2018-01,
ASU2018-10,
ASU 2018-11, ASU
2018-20
and ASU
2019-01,
which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU
2016-02).
The amended ASU
2016-02
requires lessees to recognize on the balance sheet a
right-of-use
asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU
2016-02
retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU
2016-02
also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU
2016-02,
which includes a number of optional practical expedients that entities may elect to apply. The Company plans to adopt the ASC Topic 842 on December 31, 2022 with an effective date of January 1, 2022. The Company is still in the process of evaluating the impact of the adoption of ASC Topic 842 on the consolidated financial statements.
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
No shares of Preferred Stock were issued and outstanding as of June 30, 2022.
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
As a result of and upon the effective time of the Domestication (which occurred on March 1, 2022), among other things:(1) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of SNII (“SNII Class A ordinary share”) converted automatically, on a one-for-one basis, into a share of Common Stock; (2) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of SNII (“SNII Class B ordinary share”) converted automatically, on a one-for-one basis, into a share of Common Stock; (3) each then issued and outstanding whole warrant of SNII to purchase one SNII Class A ordinary shares converted automatically into a warrant to acquire one share of Common Stock at an exercise price of $11.50 per share (the “Warrants”) pursuant to the Warrant Agreement, dated March 1, 2021, between SNII and American Stock Transfer & Trust Company, as warrant agent; (4) and each then issued and outstanding unit of SNII (the “SNII Units”) was separated and converted automatically into one share of Common Stock and one-fourth of one Warrant.
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
As a result of the Business Combination, among other things (1) all outstanding shares of Legacy Rigetti Common Stock as of immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti Preferred Stock Conversion), were exchanged at an exchange ratio of 0.7870 (the “Exchange Ratio”) for an aggregate of 78,959,579 shares of Common Stock; (2) each warrant to purchase Legacy Rigetti Common Stock converted into a warrant to purchase shares of Common Stock (“Assumed Warrant”), with each Assumed Warrant subject to the same terms and conditions as were applicable to the original Legacy Rigetti warrant and having an exercise price and number of shares of Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; (3) each option to purchase Legacy Rigetti Common Stock converted into an option to purchase shares of Common Stock (“Assumed Option”), with each Assumed Option subject to the same terms and conditions as were applicable to the original Legacy Rigetti option and with an exercise price and number of shares of Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement, and; (4) each Legacy Rigetti restricted stock unit award converted into a restricted stock unit award to receive shares of Common Stock (“Assumed RSU Award”), with each Assumed RSU Award subject to the same terms and conditions as were applicable to the Legacy Rigetti restricted stock unit award, and with the number of shares of Common Stock to which the Assumed
RSU Award converted based on the Exchange Ratio and other terms contained in the Merger Agreement.
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

1
7

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SNII was treated as the “acquired” company for financial reporting purposes.
In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $225.6 million. The table below shows the net proceeds from business combination and PIPE financing (in thousands):

Amount (In Thousands)
Cash—SNII trust and cash (net of redemption)	$115,879
Cash – PIPE	147,510
Cash—SNII operating account	325
Less: SNII transaction cost	(38,110)

Net Proceeds from Business Combination and PIPE	$225,604

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled $20.65 million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Warrants and Sponsor Earnout Warrants liabilities were expensed in the consolidated statements of operations. Of the total transaction cost of $20.65 million, $19.75 million was recorded to additional paid-in
capital as a reduction of proceeds and the remaining $0.9 million was recognized in the condensed consolidated statements of operations during the six months ended June 30, 2022. Transaction cost paid through cash during the six months ended June 30, 2022 equals $16.7 million with no amounts paid during the three months ended June 30, 2022.

For the six months ended June 30, 2022, the Company also paid a one-time bonus to certain employees related to the business combination of $2.1 million with no amounts paid during the three months ended June 30, 2022.
The amount recorded to additional
paid-in-capital
was $153.8 million, comprised of $225.6 million net proceeds less $19.75 million transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.2 million recognized for the Private Warrant liabilities, and $26.6 million recognized for the earnout liabilities.
The number of shares of common stock issued immediately following the consummation of the Business Combination was as follows:

Common Stock—SNII Class A, outstanding prior to Business Combination	34,500,000
Less: redemption of SNII Class A ordinary shares	(22,915,538)

Common Stock—SNII Class A ordinary shares	11,584,462
Common Stock—SNII Class B ordinary shares*	8,625,000
Shares issued in PIPE	14,641,244

Business Combination and PIPE shares	34,850,706
Common stock—Legacy Rigetti**	18,221,069
Common stock—exercise of Legacy Rigetti stock options immediately prior to the closing**	1,123,539
Common stock—exercise of Legacy Rigetti warrants immediately prior to the closing**	2,234,408
Common stock—upon conversion of Legacy Rigetti Series C preferred stock**	54,478,261
Common stock—upon conversion of Legacy Rigetti Series C-1 preferred stock**	2,902,302

Total shares of common stock immediately after Business Combination	113,810,285

*
Includes (i) 2,479,000 shares of Common Stock held by the Sponsor (the “Promote Sponsor Vesting Shares”) and (ii) 580,273 shares of Common Stock held by the Sponsor (“Sponsor Redemption-Based Vesting Shares”).

**
(i)all outstanding shares of Legacy Rigetti Common Stock as of immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti Preferred Stock Conversion), were exchanged at an exchange ratio of 0.7870 (the “Exchange Ratio”). (ii) the conversion ratio to Legacy Rigetti Common Stock for the Legacy Series C Preferred Stock was
one-for-one
and for Legacy Series C-1 Preferred Stock was
eight-for-one.

1
8

4. REVENUE RECOGNITION
The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,	Three Months Ended June 30,
	2022	2021
Type of Goods or Service	(In Thousands)
Collaborative research and other professional services	$1,477	$944
Access to quantum computing systems	657	596

	$2,134	$1,540

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	2,134	1,540

	$2,134	$1,540

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021
Type of Goods or Service	(In Thousands)
Collaborative research and other professional services	$2,992	$2,547
Access to quantum computing systems	1,246	1,353

	$4,238	$3,900

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	4,238	3,900

	$4,238	$3,900

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, December 31,
	2022	2021

	(In Thousands)
Trade receivables	$2,350	$961
Unbilled receivables	$222	$582
Deferred revenue	$(1,108)	$(985)

Changes in deferred revenue from contracts with customers were as follows:

June 30,
2022
(In Thousands)
Balance at beginning of period	$(985)
Deferral of revenue	(673)
Recognition of deferred revenue	550

Balance at end of period	$(1,108)

Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $9.5 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $3.8 million during the remainder of year ended December 31, 2022, and $5.7 million during the years ended December 31, 2023 and December 31, 2024.
Deferred Contract Acquisition and Fulfillment Costs—The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC
340-40.
Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC
340-40
have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of June 30, 2022 and December 31, 2021.
5. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases office spaces under noncancelable operating lease agreements, which expire throu
g
h
 2029. The
Company is required to
pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for operating leases for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. Rent expense for operating leases for the six months ended June 30, 2022 and 2021 was $1.0 million and $0.8 million, respectively. The Company has accrued
$0.4
million in deferred rent as of June 30, 2022 and December 31, 2021, respectively, primarily relating to one of its office spaces. Deferred rent that will be recognized within the 12 months after the balance sheet date is included within accrued expenses and other current liabilities, the remaining balance is recorded within other liabilities on the Company’s consolidated balance sheets.
Future minimum lease payments under
non-cancelable
operating leases as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$879
2023	1,262
2024	1,299
2025	1,338
2026	1,379
Thereafter	4,006

Total minimum future lease payments	$10,163

Litigation — The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
6. FINANCING ARRANGEMENTS
Loan and Security Agreement
In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of common stock (the “Trinity Warrants”) which is recorded at fair value using the Black-Scholes model, see Note 9 for the fair value assumptions.

2
0

The Loan Agreement contains customary representations, warranties and covenants; however, the debt agreement does not include any financial covenants. In May 2021, the debt agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022 subject to certain conditions. The Company drew the $7.0 million in November 2021. In conjunction with the Amendment, the Company cancelled the Initial Warrants and issued 995,099
(783,129 shares post conversion upon the closing of the Business Combination)
warrant shares to purchase the common stock which was an incremental cost allocated between Tranche A and Tranche B, see Note
9
for further information on these warrants. The Amendment to the debt agreement was considered a modification for accounting purposes. The Company capitalized $2.8 million of debt issuance costs which consist of incremental costs incurred for the lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the term loan.
Under the Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at a rate of the of greater of 11% and the US Prime Rate plus 7.50% per annum, payable monthly. The Term Loan includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.
In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between 17.83 – 23.70% for all tranches of the debt as of June 30, 2022.
In January 2022, the debt agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Amendment”) which was drawn on January 27, 2022. Subject to an interest only period of 19 months,
 Tranche C incurs interest at a rate of the greater
of
 11% and the US Prime Rate plus 7.50% per annum, payable monthly, until the maturity date, February 1, 2026.
Other modifications per the amendment included an extension of the requirement to raise an additional $75 million of equity and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment.
The Company paid an exit fee of $1.0 million which is 20% of the
Tranche C amount upon the consummation of a merger. The exit fee is not applicable to Tranche A and Tranche B. In conjunction with the amendment, the Company also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities.
The book value of debt approximates its fair value given its maturity and variable interest rate. Long term debt and the unamortized discount balances are as follows (in thousands):

	June 30, 2022	December 31, 2021
	(In Thousands)
Outstanding principal amount	$32,000	$27,000
Add: accreted liability of final payment fee	256	125
Less: unamortized debt discount, long term	(2,117)	(1,618)
Less: current portion of long term debt-principal	(4,938)	(1,291)

Debt—net of current portion	$25,201	$24,216

Current portion of long term debt—principal	$4,938	$1,291
Less: current portion of unamortized debt discount	(712)	(716)

Debt—current portion	$4,226	$575

For the three and six months ended June 30, 2022, the Company has recorded interest expense of $1.2 million and $2.4 million, which includes the accretion of the end of term liability of $88.9 thousand and $134.8 thousand, the amortization of commitment fee asset of $68 thousand and

$116.3
thousand and the amortization of debt issuance cost of $179.7 thousand and $415.6 thousand, respectively. The unamortized issuance cost of $2.8 million at June 30, 2022 is offset against the carrying value of the term loan in the accompanying condensed consolidated balance sheet. See Deferred Financing Cost policy at Note 2.

2
1

Scheduled principal payments on total outstanding debt, as of June 30, 2022, are as follows (in thousands):

	June 30, 2022	December 31, 2021
	(In Thousands)
2022	$702	$702
2023	9,273	8,682
2024	12,914	11,008
2025	8,734	6,608
2026	377	—

	$32,000	$27,000

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Legacy Rigetti was authorized to issue 73,389,000 shares of Series C preferred stock and 62,537,577 shares of Series
C-1
Preferred Stock with a par value of $0.000001 per share for each class of preferred Stock. Legacy Rigetti’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. Immediately prior to the effective time of the Business Combination (Note 3), all Legacy Rigetti preferred stock outstanding converted into shares of common stock of Legacy Rigetti (the shares in this Note do not factor in the exchange ratio).
8. COMMON STOCK
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
No shares of Preferred Stock were issued and outstanding as of June 30, 2022.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and after payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the common stock are entitled to the entire remaining assets of the Company on a pro rata basis.
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the warrants and stock-based awards outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
As of June 30, 2022, the Company has reserved the following shares of common stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock Warrants	18,126,014
Stock-Based Awards - RSUs Outstanding	11,850,526
Stock-Based Awards - Options Outstanding	9,482,711

Total	39,459,251

9. WARRANTS
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the Rigetti warrants outstanding and corresponding strike price prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.

2
2

Liability Classified Warrants
Public Warrants
Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of June 30, 2022, there were 8,625,000 Public Warrants issued and outstanding (Refer to Note 11 for fair value measurement).
Private Warrants
The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2022, there were 4,450,000 Private Warrants issued and outstanding.
The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at March 2, 2022 (the initial recognition) and June 30, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	June 30, 2022
Stock Price	$9.43	$3.67
Strike Price	$11.50	$11.50
Volatility (annual)	29.50%	56.00%
Risk-free rate	1.74%	3.01%
Estimated time to expiration (years)	5	4.672
Dividend yield	—%	—%
Trinity Warrants
The Trinity Warrants were issued in March of 2021 for warrants to purchase
313,252

shares of common stock, and additional warrants to purchase
469,877
shares of common stock were issued in connection with the Tranche B Amendment, see Note 6. Therefore, there were total o
f

783,129

common stock warrants issued in conjunction with the Loan and Security Agreement in 2021. The Company utilized Black-Scholes model to determine grant fair value of the warrants which was approximately
$
2.7

million which was recorded as part of the Debt Issuance Cost. The outstanding common stock warrants were recognized as liabilities on the consolidated balance sheet and were measured at their inception date fair value using the Black-Scholes model and were subsequently remeasured at each reporting period with change recorded as a component of other income in the Company’s consolidated statement of operations.
During the
second
quarter of 2022, the Company identified and corrected an immaterial error related to the valuation of the warrant liability that affected the previously issued consolidated financial statements as of and for the period ended March 31, 2022. The error resulted in an overstatement to Derivative Warrant Liabilities of $1.3 million in the consolidated balance sheet as of March 31, 2022
and a corresponding understatement in the Change in Fair Value of Derivative Warrant Liabilities in the consolidated statement of operations for the three months ended March 31, 2022
. The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error was not material to any of its previously reported financial statements based upon both quantitative and qualitative aspects of the error. The Company recorded the following adjustments to correct the prior interim period error in the financial statements as of and for the period ended June 30, 2022 such that the consolidated balance sheet and the year-to-date consolidated statement of operations appropriately reflect the accounting impacts of the related transactions
.
The impact of correcting the error was not material to the June 30, 2022 financial statements.

•	Reduced Derivative Warrant Liabilities by $1.3 million and increased the Change in Fair Value of Derivative Warrant Liabilities by $1.3 million
The warrant liability balance taking into account the above adjustment was $6.4 million as of June 2, 2022, at which time all outstanding Trinity Warrants o
f 783,129
were exercised into shares of the Company’s Common Stock. The fair value of the warrant liability of
$6.4
million was reclassified to equity upon such exercise. The Company recorded a total loss of $167 thousand and $
2.0
million to Change in Fair Value of Warrant Liability as a component of other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, after the correction of the error.
The warrant issued in conjunction with the Loan and Security Agreement is classified as liability under ASC 480, “Distinguishing Liabilities from Equity”. See Deferred Financing Cost disclosure at Note 2 Summary of Significant Accounting Policies.
The fair value of the Trinity Warrant liabilities presented above were measured using the Black Scholes model approach. Significant inputs into the respective models at June 2, 2022 ,the exercise date of the Trinity Warrants, are as follows:

Valuation Assumption— Common Stock Warrants	June 2, 2022
Stock price	$8.23
Strike price	$0.27
Volatility (annual)	105.10%
Risk-free rate	2.94%
Estimated time to expiration (years)	9
Dividend yield	—%

Equity Classified Warrants
Series C Preferred Stock Financing Warrants
In conjunction with the Series C Preferred Stock Financing (see Note 7), the Company issued a total of 5,248,183 Warrants to purchase Class A Common Stock to the Series C investors. The Warrants have a $0.01 exercise price per share and have a
10-year
term to expiration. The Warrants can be exercised for cash or on a cashless basis. The Company determined that the Warrants met the requirements for equity classification under ASC 480 and ASC 815. The Company estimated the fair value of the Warrants using the Black-Scholes model and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Warrants on a relative fair value basis, which was recorded to additional paid in capital.
Customer Warrants
In February 2020, the Company issued a Warrant to purchase 2,680,607 shares of Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrants have a $1.152 exercise price per share and have a
10-year
term to expiration. The Warrants vest upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrants will become fully vested, dependent on the acquiring party in the change of control transaction. The Warrants can be exercised for cash or on a cashless basis.
The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash
consideration payable to a customer. The Company determined that the Customer Warrants met the requirements for equity classification under ASC 718 and measured the Customer Warrants based on their grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrants will be met. During the three and six months ended June 30, 2022, the Company recorded a reduction of revenue related to the arrangement with the customer totaling $2.4 thousand and $3.9 thousand, respectively, as of June 30, 2022, the deferred asset balance outstanding is $91.2 thousand, which will be recognized as a reduction in revenue in future periods.
The vesting status of the Customer Warrant is as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Vested Customer warrants	1,072,237	1,072,237
Unvested Customer warrants	1,608,370	1,608,359

	2,680,607	2,680,596

10. FORWARD WARRANT AGREEMENT
In connection with the execution of the Merger Agreement in October 2021 (See Note 1), Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner
, Ampere Computing LLC (“Ampere”)
for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $10.0 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001.
The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and Ampere. The parties entered into the collaboration agreement in January 2022. Ampere was required to p ay $5.0
million to Rigetti no later than the later of (i) the Closing and (ii) June 30, 2022.

2
3

On June 30, 2022, pursuant to the Warrant Subscription Agreement, the Company issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance,
 500,000
shares of the Company’s common stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional
 $5.0
million to Rigetti no later than the closing date of the listing of Ampere’s capital stock, provided that if the listing has not occurred by the second anniversary of the warrant subscription agreement, Ampere is not obligated to make the additional payment and the Company is not obligated to issue the warrants. The Warrant Subscription Agreement further provides that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the shares issued or issuable pursuant to the warrant and upon such payment the warrant will vest and be exercisable by Ampere with respect to
500,000
shares of Common Stock pursuant to the terms of the warrant.
The Company evaluated the Forward Purchase Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated fair value of the Forward Purchase Agreement by using the Forward Contract Pricing methodology at inception and at the end of June 30, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, the Company calculated the fair value of the forward contract to be a $1.5 million derivative asset and a
 ($0.2
million)
derivative liability at June 30, 2022 and December 31, 2021, respectively. The Company has included the derivative asset as a forward contract asset and the derivative liability separately in other liabilities (current) on the balance sheet in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The change in fair value is recorded as part of the general and administrative operating activities in the Company’s condensed consolidated statements of operations.

The following table represents key valuation assumptions as of the quarter ended June 30, 2022.

Key Valuation Assumptions
Holding period (in years)	0.000 - 0.628
Risk free rate	0.00% - 2.57%
Probability of occurring the contingency	50% - 100%
Underlying value per share	$3.39 - $3.67
The
 fair value of the Forward Purchase Agreement was determined prior to vesting and exercise of the

500,000
warrants into shares of Company Common Stock upon Ampere’s payment of
$5.0
million on June 30, 2022 using the share value at opening market price on June 30, 2022. The fair value of the unexercised Forward Award Agreement was determined using the market close value on June 30, 2022.
11. FAIR VALUE MEASUREMENTS
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
Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
Level 3—Inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

2
4

The fair value measurements of financial assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3
	(In Thousands)
Assets:
Forward Warrant Agreement	$—	$—	$1,543

Total Assets	$—	$—	$1,543

Liabilities:
Derivative warrant liability-Private Warrants	—	—	3,338
Derivative warrant liability-Public Warrants	5,606	—	—
Earn-out Liability	—	—	8,925

Total Liabilities	$5,606	$—	$12,263

	December 31, 2021
	Level 1	Level 2	Level 3
	(In Thousands)
Liabilities:
Derivative warrant liability—Trinity Warrants		—	4,355
Forward warrant agreement	—	—	230

Total Liabilities	—	—	4,585

As of June 30, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivate warrant liabilities—Public Warrants liability and Private Warrants, 2) Forward Warrant Agreement, and 3) Earnout liability.
The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. All other financial instruments are classified as Level 3 liabilities as they all include unobservable inputs.
The Private Warrants were initially measured at fair value using a Black Scholes model. The Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Company has further discussed the key aspects of the fair value measurements described above in Notes 9 and 10 to the financial statements.
The aggregate fair value of the Sponsor
Earn-Out
Shares on the Closing date was estimated using a Monte Carlo simulation model. The Company has further discussed the key aspect of the valuation inputs in Note 2 significant accounting policy for Sponsor
Earn-Out
Liability.
As of December 31, 2021, the Company recorded a derivative warrant liability – Trinity Warrants which was fair valued based on a Black-Scholes option model with unobservable inputs which included volatility. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. On June 2, 2022, all outstanding Trinity Warrants were exercised into shares of the Company’s common stock.

2
5

There have been no changes in fair value measurement techniques during the three and six months ended June 30, 2022. There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022.
A summary of the changes in the fair value of the Company’s Level 3 financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	Derivative warrant liability—Trinity Warrants	Derivative warrant liability-Private Warrants	Forward Warrant Agreement Liability (Asset)	Earn-out Liability
	(in thousands)
Balance—December 31, 2021	$4,355	$—	$230	$—

Initial measurement on March 2, 2022 upon Business Combination (Note 3)		9,167		26,583
Change in fair values	2,015	(5,829)	(5,078)	(17,658)
Extinguishment due to exercise of the warrants	(6,370)	—	3,305	—

Balance—June 30, 2022	$—	$3,338	$(1,543)	$8,925

12. EQUITY PLANS
2013 Equity Incentive Plan
In 2013, the Company adopted the 2013
P
lan which provides for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Closing Date and consummation of the Business Combination effective March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.
2022 Equity Incentive Plan
In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards (“RSA”), restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of common stock reserved for future issuance under the 2022 Plan is 18,332,215 shares as of June 30, 2022. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the common stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.
Stock Options
A summary of activity related to stock option is summarized as below (in thousands, except for share and per share data):

	Number of Options	Weighted-Average Exercise Price	Weighted-average contractual life (in years)	Aggregate Intrinsic value
Outstanding – December 31, 2021	11,468,275	$0.36	8.1	$46,839
Granted	—
Exercised	(1,353,145)	$0.27		7,104
Forfeited and expired	(632,419)	$0.27

Outstanding - June 30, 2022	9,482,711	$0.35	7.7	$31,454

Exercisable - June 30, 2022	5,874,426	$0.39	7.7	$19,258
The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 was $0.09 per share.
No new option grants were issued during the six months ended June 30, 2022. The total intrinsic value of options exercised during the six months ended June 30, 2022 and June 30, 2021 is
$7.1 million and $0.5 million, respectively.
As of June 30, 2022, there was $1.9 million of unrecognized compensation cost related to non-vested
stock options granted under the Plan, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Restricted Stock Units
A summary of activity related to RSUs is summarized as below:

	RSUs	Weighted Average Fair Value Per Share
Balance at December 31, 2021	5,388,455
Granted	9,885,413	$4.89
Vested	(2,630,699)
Forfeited	(792,643)

Balance at June 30, 2022	11,850,526

On March 2, 2022, the performance condition of all outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up
compensation expense for the vesting period that has been satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.
Total fair value of the RSUs vested during the six months ending June 30, 2022 and 2021 was $12.9 million and $0 respectively.
Stock-based compensation expense related to RSUs granted to employees was $10.7 million and $21.9 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense was $0 for the three and six months ended June 30, 2021. As of June 30, 2022, the unrecognized compensation expense related to unvested RSUs was approximately $49.1 million which is expected to be recognized over a weighted-average period of approximately 2.24 years.
Restricted Stock Awards
During the first six months ended June 30, 2022, 120,000
shares were issued and vested immediately on the grant date as part of transaction bonuses in recognition of efforts in connection with the Business Combination. The total compensation expense related to RSAs was
$623 thousand for the three and six months ended June 30, 2022, respectively. The compensation expense was $0 for the three and six months ended June 30, 2021.
The table below summarizes the total stock compensation expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	3 Months Ended June 30,	6 Months Ended June 30,
	2022	2022
Research and development	$2,209	$4,598
Sales and marketing expenses	256	697
General and administrative expenses	8,576	17,227

Total Stock Compensation Expenses	$11,041	$22,522

	3 Months Ended June 30,	6 Months Ended June 30,
	2021	2021
Research and development	$299	$638
Sales and marketing expenses	29	61
General and administrative expenses	193	419

Total Stock Compensation Expenses	$521	$1,118

2
7

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
The Company did not grant any stock option awards during the six months ended June 30, 2022. The range of assumptions used in the Black-Scholes option-pricing model for options issued to employees during the six months ended June 30, 2021, are as follows:

June 30,
2021
Expected volatility	46.8%
Weighted-average risk-free interest rate	1.07%
Expected dividend yield	0%
Expected term (in years)	6.1 years
Exercise price	$0.21
13. NET LOSS PER SHARE
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2022, and 2021 (in thousands, except for share and per share data):

	Three Months Ended June 30,
	2022	2021

Net Loss	$(9,974)	$(10,074)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	114,096,390	21,977,123
Loss per share for Class A Common Stock
— Basic	$(0.09)	$(0.46)
— Diluted	$(0.09)	$(0.46)

	Six Months Ended June 30,
	2022	2021
Net Loss	$(20,444)	$(17,861)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	84,060,966	21,912,665
Loss per share for Class A Common Stock
— Basic	$(0.24)	$(0.82)
— Diluted	$(0.24)	$(0.82)
There are
3,059,273

shares of contingently issuable common stock pursuant to the earnout arrangement that were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as of June 30, 2022. The weighted-average common shares outstanding for the three and six months ended June 30, 2022 and 2021 include

2,683,830
 and
3,326,508

warrants with an exercise price of
$0.01

for the three and six months ended June 30, 2022, respectively, and

5,237,367
and
5,245,876
 w
arrants with an exercise price of $
0.01
 f
or the three and six months ended June 30, 2021, respectively.
The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
The Company excluded the following weighted average potential common shares from the computation of diluted net loss per share as of June 30, 2022 and June 30, 2021:

	June 30,
	2022	2021
Convertible Series C-1 Preferred Stock (1)	—	23,218,418
Convertible Series C Preferred Stock (1)	—	54,478,261
Common Stock Warrants (1)(2)	14,176,066	1,890,514
Stock Options (1)	9,482,711	12,795,605
Restricted Stock Units	11,850,526	—

	35,509,303	92,382,798

(1)	The number of outstanding shares as of June 30, 2021 have been retrospectively adjusted to reflect the Exchange Ratio.
(2)	The number of outstanding shares as of June 30, 2022 and June 30, 2021 does not include 1,608,370 shares of Unvested Customer Warrants.
14. INCOME TAXES
The Company did not record income tax expense for the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021 due to the Company’s loss position and full valuation allowance.
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, the foreign rate differential related to subsidiary earnings, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

15. SEGMENTS
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
	(In Thousands)		(In Thousands)
United States	$1,649	77.3%	$593	38.5%
United Kingdom	485	22.7%	947	61.5%

	$2,134	100.0%	$1,540	100.0%

	Six Months Ended June 30,
	2022		2021
	Amount	%	Amount	%
	(In Thousands)		(In Thousands)
United States	$3,550	83.8%	$2,783	71.4%
United Kingdom	688	16.2%	1,117	28.6%

	$4,238	100.0%	$3,900	100.0%

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.
16. SUBSEQUENT EVENTS
The Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company may issue and sell to B. Riley the lesser of i) $75.0
million in aggregate gross purchase price of newly issued shares of the Company’s common stock or ii) an amount not to exceed
 23,648,889
shares of Common Stock (such number of shares equal to approximately
 19.99%
of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of common stock issued to B. Riley as consideration for entering into the Common Stock Purchase Agreement). In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022 pursuant to which the Company provides B.Riley with registration rights with respect to such Common Stock and pursuant to which the Company will file a registration statement covering the resale of such Common Stock.

3
0

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
For purposes of this discussion, “Rigetti,” “the Company,” “we,” “us” or “our” refer to Rigetti Computing, Inc. and its subsidiaries unless the context otherwise requires.
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
We build quantum computers and the superconducting quantum processors that power them. We believe quantum computing represents one of the most transformative emerging capabilities in the world today. By leveraging quantum mechanics, we believe our quantum computers process information in fundamentally new, more powerful ways than classical computers. When scaled, it is anticipated that these systems will be poised to solve problems of staggering computational complexity at unprecedented speed.
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
We are a vertically integrated company. We own and
operate Fab-1, a
dedicated and integrated laboratory and manufacturing facility, through which we own the means of producing our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers.
We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $10.0 million and $10.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $20.4 million and $17.9 million for the six months ended June 30, 2022 and June 30, 2021 respectively. As we expect to continue to invest in research and development infrastructure, we expect to continue to incur additional losses for the foreseeable future in line with our long-term business strategy. As of June 30, 2022, we had an accumulated deficit of $227.6 million.
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
As a result of the Business Combination, all of the shares of Legacy Rigetti common stock outstanding immediately prior to the Closing (including Legacy Rigetti common stock resulting from the Legacy Rigetti preferred stock conversion) were converted into the right to receive an aggregate of 78,959,579 shares of our common stock, par value $0.0001 per share (“Common Stock”). Additionally, each issued and outstanding share of Supernova Class A and Class B common stock held by Supernova automatically converted to 20,209,462 shares of Common Stock (of which 3,059,273 shares are subject to vesting under certain conditions). Upon consummation of the Business Combination, the most significant change in our reported financial position and results of operations was an increase in cash of $208.2 million (as compared to Rigetti’s balance sheet at December 31, 2021), including $225.6 million of proceeds from the Business Combination and PIPE Financing net against transaction costs incurred by us of $17.4 million.
Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in
capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Additional direct and incremental transaction costs were also incurred by Rigetti in connection with the Business Combination. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in
capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Rigetti’s transaction costs totaled $20.65 million, of which $19.75 million was allocated to equity-classified instruments and recorded as a reduction to additional paid-in
capital, and the remaining $0.9 million was allocated to liability-classified instruments that are subsequently measured at fair value through earnings and recognized as expense in the condensed consolidated statements of operations during the six months ended June 30, 2022.

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
Update and Other Events
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
Following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.
During the three and six months ended June 30, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic and the general disruptions resulting from the ongoing conflict between Ukraine and Russia and related sanctions, as well as increases in costs of component parts, labor and raw materials, which we largely attribute to rising inflation and high demand as a result of restricted supply. We expect these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist. As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. In addition, there has been increasing volatility and uncertainty in the credit and financial markets which could limit our access to capital.
Impacts of the
COVID-19
pandemic, geopolitical and macroeconomic conditions, some of which we have already experienced, include those described throughout the “Risk Factors” included in this Report, including the risk factor titled “
We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, its various strains or future pandemics
” and
“Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.”
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
We generate revenue through our development contracts, as well as from our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring
arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications to assist the customer in areas of business interest. QCaaS revenue is recognized on a ratable basis over the contract term or on a usage basis, which generally ranges from three months to two years. Revenue related to development contracts and other services is recognized as the related milestones are completed or over time, as the work required to complete these milestones is completed. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

Cost of Revenue
Cost of revenue consists primarily of all direct and indirect cost associated with providing QCaaS offerings and development contracts and other services, including employee salaries and employee related costs, including compensation, bonuses, employee taxes and benefit costs of program management and personnel associated with the delivery of goods and services to customers and sub-contract
costs for work performed by third parties. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to providing the QCaaS offerings and development contracts and other services. We expect cost of revenue to increase as we continue to expand on our operations, enhance our service offerings and expand our customer base.
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

Results of Operations
Three and Six Months Ended June 30, 2022 compared to Three and Six Months Ended June 30, 2021
The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,		2022 versus 2021		Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	( In thousands)				( In thousands)
Revenue:	$2,134	$1,540	$594	39%	$4,238	$3,900	$338	9%
Cost of revenue	873	365	508	139%	1,287	637	650	102%

Total gross profit	1,261	1,175	86	7%	2,951	3,263	(312)	-10%
Operating expenses:
Research and development	12,634	7,496	5,138	69%	25,083	14,431	10,652	74%
Sales and marketing	1,487	644	843	131%	2,963	957	2,006	210%
General and administrative	12,785	2,711	10,074	372%	24,345	5,232	19,113	365%

Total operating expenses	26,906	10,851	16,055	148%	52,391	20,620	31,771	154%

Loss from operations	(25,645)	(9,676)	(15,969)	165%	(49,440)	(17,357)	(32,083)	185%

Other (expense) income, net:
Interest expense	(1,040)	(405)	(635)	157%	(2,244)	(481)	(1,763)	367%
Change in fair value of derivative warrant liabilities	8,687	—	8,687	nm	14,509	—	14,509	nm
Change in fair value of earn-out liability	8,024	—	8,024	nm	17,658	—	17,658	nm
Transaction cost	—	—	—	nm	(927)	—	(927)	nm
Other income	—	7	(7)	-100%	—	(23)	23	-100%

Total other income (expense), net	15,671	(398)	16,069		28,996	(504)	29,500
Net loss before provision for income taxes	(9,974)	(10,074)	100		(20,444)	(17,861)	(2,583)
Provision for income taxes	—	—	—		—	—	—

Net loss	$(9,974)	$(10,074)	$100		$(20,444)	$(17,861)	$(2,583)

Revenue
Revenue increased $0.6 million, or 39%, to $2.1 million for the three months ended June 30, 2022, up from $1.5 million for the three months ended June 30, 2021. The period over period change is attributable to revenue from a new contract signed in late 2021 with a government agency of $0.4 million together with revenue from the start of the second phase of a large government agency project entered into in August 2021 of $0.7 million partially offset by a decrease in revenue of $0.5 million from a U.K. government agency project.
Revenue increased $0.3 million, or 9%, to $4.2 million for the six months ended June 30, 2022, up from $3.9 million for the six months ended June 30, 2021. The period over period increase was primarily attributable to an increase in revenue of $1.7 million due to the start of a new contract and the second phase of a large government agency project along with the expansion in scope of other U.S. projects of $0.4 million, offset by a $0.5 million decrease in revenue related to a U.K. government agency project, and the completion of the first phase of a large government agency project of $1.3 million in the six months ended June 30, 2021.
These development contracts are fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in each quarter will therefore vary based on the delivery of the associated milestones and/ or the work performed. We expect to continue to generate the majority of our revenue from development contracts over at least the next several years and that revenue will be variable in timing and size as we work to ramp up our QCaaS business for the longer term. In addition, we are negotiating contracts with a government entity that is also an existing customer and the contracting process has taken longer than anticipated. Accordingly, there is a risk that some or all of the $4.0 million revenue we anticipate from these contracts would be deferred to later fiscal periods after the 2022 fiscal year if the contract negotiations are not completed, the contracts are not executed and we are unable to invoice for the full amount in 2022. Moreover, if negotiations result in contract terms that are less favorable than we anticipated, the total expected value of these contracts could decrease. Additionally, a portion of such anticipated revenue relates to work that has already been performed and costs that have already been incurred. We cannot assure the execution of these contracts in a timely manner or at all. If the contracts are not ultimately executed, it would likely be very difficult to realize the expected revenue from this government entity and we may be unable to recoup all or a portion of costs already incurred.
Cost of Revenue
Cost of revenue increased $0.5 million, or 139%, to $0.9 million for the three months ended June 30, 2022, as compared to $0.4 million for the three months ended June 30, 2021. The increase was mainly attributable to an increase in employee-related costs of $0.1 million and subcontract cost of $0.4 million associated with specific projects and collaborative development contract services work with government agencies.
Cost of revenue increased $0.7 million, or 102%, to $1.3 million for the six months ended June 30, 2022, as compared to $0.6 million for the six months ended June 30, 2021. The increase was mainly attributable to an increase in employee-related costs of $0.3 million and subcontract cost of $0.4 million associated with specific projects and collaborative development contract services work with government agencies.

We expect these costs to increase as we expand headcount and increase third party subcontractor costs related to our collaborative development contract services work with government agencies. In addition, we have incurred and may continue to incur increased costs associated with equipment, system components and labor due to current global economic conditions, including inflation, labor shortages and supply conditions.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $5.1 million, or 69%, to $12.6 million for the three months ended June 30, 2022, from $7.5 million for the three months ended June 30, 2021. The increase was primarily attributable to:

•
a $3.5 million increase in employee related costs in the three months ended June 30, 2022 due to an increase in headcount and related wage costs of $1.6 million, and a $1.9 million increase in stock compensation expense.

•
a $1.6 million increase associated with the continued and expanded investment in research and development efforts, including $1.2 million increase in software subscription and material costs, a $0.2 million increase in rent and utilities related to our Fremont fab facility, and a $0.2 million increase in associated depreciation from increased capital expenditures.

Research and development expenses increased by $10.7 million, or 74%, to $25.1 million for the six months ended June 30, 2022, from $14.4 million for the six months ended June 30, 2021. The increase was primarily attributable to:

•
a $7.1 million increase in employee related costs for the six months ended June 30, 2022 due to an increase in headcount and resulting wage costs of $3.1 million, a $2.4 million increase in stock compensation expense, and a one-time cumulative
recognition of previously deferred stock compensation expense of $1.6 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination; and

•
a $3.6 million increase associated with the ongoing and expanded investment in research and development efforts, including a $3.0 million increase in software subscription and material costs, a $0.2 million increase in rent and utilities, and a $0.4 million increase in depreciation.

We expect research and development expenses to increase as we continue to invest in the enhancement of our product offerings, including with respect to cost of building QPU fridges, quantum chip fabrication costs, expansion of facilities and general salaries and wages. In addition, we have incurred and expect to continue to incur increased research and development expenses due to increasing costs of labor, including expenses associated with stock compensation in order to attract and retain qualified personnel; equipment and component costs impacted by the current macroeconomic environment including supply chain constraints; and labor shortages.
Sales and Marketing Expenses
Sales and marketing increased by $0.8 million, or 131%, to $1.5 million for the three months ended June 30, 2022, from $0.6 million for the three months ended June 30, 2021. The increase was primarily driven by a $0.2 million increase in employee related costs, $0.2 million increase in stock compensation, and $0.4 million increase in consultant and other spending on sales and development activities for the purpose of customer growth and acquisition.

Sales and marketing increased $2.0 million, or 210%, to $3.0 million for the six months ended June 30, 2022, from $1.0 million for the six months ended June 30, 2021. The increase was primarily driven by a $0.9 million increase in employee related costs, a $0.7 million increase in stock compensation of which $0.4 million was related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination, and a $0.4 million increase in consultant and other spending on sales and development activities for the purpose of customer growth and acquisition.
We expect selling and marketing expenses to increase as we seek to expand and enhance our service offering as well as expand our operations and customer base globally. In addition, we anticipate implementing new marketing strategies with respect to customer acquisition efforts and product marketing campaigns as our technology and product offerings expand.
General and Administrative Expenses
General and administrative expenses increased by $10.1 million, or 372%, to $12.8 million for the three months ended June 30, 2022, from $2.7 million for the three months ended June 30, 2021. The increase was attributable to:

•	a $8.4 million increase in stock compensation expense;

•	a $1.8 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs and other software acquisition costs;

•
a $1.1 million increase in employee related cost as a result of operating as a public Company, including higher executive salaries and increased headcount-related wage costs to build and upgrade the resources to operate as a public company and to build out our information security team; and

•	a $0.9 million increase in other costs including directors and officers insurance and other office expenses attributable to return to office work.
These costs were partially offset by the gain in change in fair value of our forward contract agreement of $2.1 million which was entered into with Ampere as part of our strategic collaboration agreement.
General and administrative expenses increased by $19.1 million, or 365%, to $24.3 million for the six months ended June 30, 2022, from $5.2 million for the six months ended June 30, 2021. The increase was attributable to:

•	a $9.9 million increase in stock compensation expense;

•
a one-time
cumulative recognition of previously deferred stock compensation expense of $6.9 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination;

•	a $2.6 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs and other software acquisition costs;

•	one-time transaction bonuses awarded to employees in recognition of the closing of the Business Combination and associated taxes of $2.1 million;

•
a $1.7 million increase in employee related cost as a result of operating as a public company, including higher executive salaries and increased headcount-related wage costs to build and upgrade the resources to operate as a public company and to build out our information security team; and

•	a $1.0 million increase in other costs including directors and officers insurance and other office expenses attributable to return to office work.

These costs were partially offset by the gain in change in fair value of our forward contract agreement of $5.1 million which was entered into with Ampere as part of our strategic collaboration agreement.
We expect general and administrative expenses to increase as we operate as a public company.
Other Income (Expense), net
Interest Expense
Interest expense, net of interest income, was $1.0 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $2.2 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in expense was a result of the Loan Agreement we entered into with Trinity Capital Inc. (“Trinity”) in March 2021 (as amended from time to time, the “Loan Agreement”). The period over period increase was primarily because for the three months and six months ended June 30, 2022, interest expense was based on the overall borrowings under the Loan Agreement of $32.0 million for a three-month and six-month
interest period, while for the same period in 2021, interest expense was based on borrowings under the Loan Agreement within a range of $12.0 to $19.0 million for a shorter interest period of only three months and 10 days.
Change in Fair Value of Warrant Liabilities
A discussion of change in fair value of warranty liabilities is included in Note 9 to our unaudited consolidated financial statements for the six-month period ended June 30, 2022 elsewhere in this Quarterly Report on Form
10-Q.
Change in Fair Value of
Earn-out
Liability
A discussion of change in fair value of
earn-out
liability is included in Note 2, Sponsor
Earn-Out
Liability, to our unaudited condensed consolidated financial statements for the six-month
period ended June 30, 2022, included elsewhere to this Quarterly Report on Form
10-Q.
Transaction Costs
Transaction costs arose from the Business Combination allocated to liability-classified instruments that are subsequently measured at fair value through earnings must be expensed as incurred. We incurred a total transaction cost of $0.9 million allocated to liability-classified instruments for the six-month
period ended June 30, 2022. We did not incur any transaction costs for the comparable six months ended June 30, 2021. We did not incur any transaction costs as part of the results of operations for the three months ended June 30, 2022 and June 30, 2021.
Liquidity and Capital Resources
We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenue. During the six months ended June 30, 2022, we incurred net losses of $20.4 million. As of June 30, 2022, we had an accumulated deficit of $227.6 million, and we expect to incur additional losses and higher operating expenses for the foreseeable future in line with our long-term business and investment strategy. In connection with the closing of the Business Combination on March 2, 2022, we received a total of $225.6 million from the Business Combination and PIPE Investment, net against SNII transaction costs. We believe that our existing cash and cash equivalents, including net proceeds from the Business Combination, should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan and expectations and assumptions considering current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Report.
Our short-term cash requirements include capital expenditures for materials and components for research and development and quantum computing fridges; working capital requirements; and strategic collaborative arrangements and investments.
Our long-term requirements include expenditures for the planned expansion of our quantum chip fabrication facility; planned development of multiple generations of quantum processors; and anticipated additional investments to scale our QCaaS offering.

We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our Loan Agreement with Trinity, our arrangements with Ampere, our committed equity financing with B. Riley and other equity or debt financings or other capital sources, including development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through use of our committed equity financing with B. Riley, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this Report.
In addition, actual sales, if any, of shares of Company common stock to B. Riley pursuant to the committed equity financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may utilize the committed equity financing.
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
In January 2022, we entered into the third amendment to the Loan Agreement to increase the debt commitment by $5.0 million to $32.0 million. The amendment allows us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. Other modifications per the amendment included an extension of the requirement to raise an additional $75 million of equity and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of June 30, 2022, the total principal amount outstanding under the Loan Agreement was approximately $32.0 million. We use borrowings under the Loan Agreement for working capital purposes.

The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Report, we are in compliance with all covenants under the Loan Agreement.
Our cash commitments as of June 30, 2022 were primarily as follows (in thousands):

	Total	Short-Term	Long-Term

	(in thousands)
Financing obligations	$29,427	$4,226	$25,201
Operating lease obligations	10,163	1,502	8,661

Total	$39,590	$5,728	$33,862

Financing obligations consist of principal and interest expense related to the Loan and Security Agreement. Operating lease obligations consist of obligations under non-cancelable
operating leases for our offices and facilities. The cash requirements in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
Summary of Historical Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$ (35,085)	(14,098)
Net cash used in investing activities	(10,636)	(3,744)
Net cash provided by financing activities	217,766	20,117
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
Net cash used in operating activities increased by $21.0 million, or 149%, when comparing the six months ended June 30, 2022 to the same period in 2021. The increase in spending was primarily due to:

•
increase in headcount and payroll related costs of $8.2 million as a result of investments in research and development efforts combined with upgrading internal and external resources to operate as a public company including a one-time
bonus related to the business combination of $2.1 million

•	$5.6 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs, and other software acquisition costs

•	prepayment of insurance premium for directors and officers of $3.0 million.

•	$1.7 million in additional interest costs related to increased borrowing amounts associated with the Loan Agreement

•	total transaction costs of $1.0 million incurred in connection with the closing of the Business Combination

•	$1.5 million in working capital changes.
Net cash used in operating activities during the six months ended June 30, 2022 was $35.1 million, resulting primarily from a net loss of 20.4 million, adjusted for non-cash
charges of $3.0 million in depreciation; $22.5 million in stock-based compensation; 14.5 million gain from change in fair value of derivative warrant liabilities related to the Loan Agreement, Private Warrants (as defined below), and Public Warrants (as defined below); $5.1 million gain from change in fair value of the forward warrant agreement with Ampere; $17.7 million gain from change in fair value for contingent earn-out
liabilities; and $0.7 million in amortization of debt financing costs. These non-cash
charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities was $3.6 million of cash used in operations. The changes primarily consisted of an increase in accounts receivable of $1.0 million; an increase in prepaid and current assets of $2.9 million; a decrease in accounts payable of $0.9 million; offset by an increase in accrued expenses and other current liabilities of $1.1 million, and an increase in deferred revenue of $0.1 million.
Net cash used in operating activities during the six months ended June 30, 2021 was $14.1 million, resulting primarily from a net loss of $17.9 million, adjusted for non-cash
charges of $2.4 million in depreciation and $1.1 million in stock-based compensation. Changes in operating assets and liabilities was $0.3 million of cash provided by operations, which primarily consisted of an increase in accounts receivable of $0.3 million; an increase in prepaid and current assets of $0.5 million; a decrease in deferred revenue of $0.1 million; offset by an increase in accounts payable, accrued expenses and other liabilities of $1.2 million;
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $10.6 million, resulting solely from the addition of $10.6 million to property and equipment. Investments made into property and equipment during this period relate primarily to process computing equipment, quantum computing fridges, and development tools for our chip fabrication facility. Net cash used in investing activities during the six months ended June 30, 2022, increased by $6.9 million compared to the six months ended June 30, 2021, largely as a result of increased investment in research and development infrastructure.
Net cash used in investing activities during the six months ended June 30, 2021 was $3.7 million, representing additions of $3.7 million to property and equipment.
Cash Flows provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 was $217.8 million, reflecting $225.6 million from the Business Combination and PIPE Investment net against SNII transaction costs, offset by transaction costs paid directly by Rigetti of $17.4 million; the additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Loan Agreement, less cash payment on debt issuance cost of $0.09 million and exit fees of $1.0 million; and proceeds from issuance of common stock upon exercise of stock options and warrants of $5.7 million.

For the six months ended June 30, 2021, net cash provided by financing activities was $20.1 million, mainly reflecting proceeds from the issuance of debt for a total amount of $20.0 million and proceeds from issuance of common stock upon exercise of stock options and warrants for a total $0.1 million.
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
While our significant accounting policies are described in the Notes to our unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2022, included elsewhere in this Report, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.
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
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed
option on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, we recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date. The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap, 0.361 common stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise.
Subsequent to the separate listing and trading of the Public Warrants, the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Monte Carlo Pricing Model.
On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.2 million, with an offsetting entry to additional paid-in
capital. On June 30, 2022, the fair value of the Private Warrants decreased to $3.3 million, with the gain on the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statement of operations for the six months ended June 30, 2022.
Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in
capital. On June 30, 2022, the fair value of the Public Warrants decreased to $5.6 million with the gain on the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statement of operations for the six months ended June 30, 2022.

Other Derivative Warrant Liabilities
We currently do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”) at the initial recognition.
Other than the Public and Private Warrants noted above, we also issued a total of 783,129 common stock warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of Debt Issuance Cost. The change in fair value of the warrants from the issuance date through June 2, 2022 of $3.7 million was driven primarily by an increase in the fair value of our stock that occurred as a result of the Business Combination.
During the second quarter of 2022, we identified and corrected an immaterial error related to the valuation of the warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022. We recorded the following adjustments to correct the prior interim period error in the financial statements as of and for the period ended June 30, 2022 such that the consolidated balance sheet and the year-to-date consolidated statement of operations as of June 30, 2022 appropriately reflect the accounting impacts of the related transactions:

•	Reduced Derivative Warrant Liabilities by $1.3 million and increased the Change in Fair Value of Derivative Warrant Liabilities by $1.3 million.
The warrant liability balance taking into account the above adjustment was $6.4 million as of June 2, 2022, at which time all outstanding Trinity Warrants of 783,129 were exercised into shares of our Common Stock. The fair value of the warrant liability of $6.4 million was reclassified to equity upon such exercise. We recorded a total loss of $167 thousand and $2.0 million to Change in Fair Value of Warrant Liability as a component of other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, after the correction of the error.
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
Earn-Out
Shares on the Business Combination Closing was estimated using a Monte Carlo simulation model and was determined to be $26.6 million at Closing. As of June 30, 2022, the Triggering Events were not achieved for any of the tranches and as such we adjusted the carrying amount of the liability to its estimated fair value of $8.9 million. The change in the fair value of $8.0 million and $17.7 million for the three and six months ended June 30, 2022 is included in change in fair value of earn-out
liability in the condensed consolidated statements of operations.
Forward Warrant Agreement
In connection with the execution of the Merger Agreement in October 2021, we entered into the Forward Warrant Agreement with Ampere for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $10.0 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Ampere and us. The collaboration agreement was entered into in January 2022. Ampere was required to pay $5.0 million to us no later than the later of (i) the Closing and (ii) June 30, 2022.
On June 30, 2022, pursuant to the Warrant Subscription Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our common stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock, provided that if the listing has not occurred by the second anniversary of the warrant subscription agreement, Ampere is not obligated to make the additional payment and we are not obligated to issue the warrants. The Warrant Subscription Agreement further provides that we will use commercially reasonable efforts to file a registration statement to register the resale of the shares issued or issuable pursuant to the warrant and upon such payment the warrant will vest and be exercisable by Ampere with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant.
We evaluated the Forward Purchase Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated fair value of the Forward Purchase Agreement by using the Forward Contract Pricing methodology at inception and at the end of June 30, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, we calculated the fair value of the forward contract to be a $0.2 million derivative liability and a $1.5 million derivative asset at December 31, 2021 and June 30, 2022, respectively. We have included the derivative liability in other liabilities (current) and derivative asset separately as forward contract asset on the balance sheet line in the accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2022, respectively. The change in fair value is recorded as part of the general and administrative operating activities in our condensed consolidated statements of operations.
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

Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of 18 months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exists. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified. These revisions may impact the overall progress related to transfer of control and therefore, result in either increases or decreases in revenues as well as increase or decreases in fulfillment costs and contract margins. In accordance, with ASC No. 250, Accounting Changes and Error Corrections, any changes in estimates are reflected in our consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to the management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.
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
Stock-Based Compensation
Our share-based compensation awards are all equity-classified and consist of stock options and restricted stock units (“RSU”). Stock options have service vesting conditions ranging from 1 to 5 years. RSUs granted pursuant to our prior equity incentive plan adopted in 2013 have a
4-year
service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control
event, successful initial public offering or successful merger with a special purpose acquisition company, which was satisfied by the Closing. RSUs outstanding under the 2022 Plan have a service vesting condition only.
Compensation expenses are based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for stock options and RSUs granted under 2022 Plan. Compensation expense for RSUs granted under the 2013 Plan are recognized using a graded vesting method. We have elected to account for forfeitures of employee stock awards as they occur.

Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the six months ended June 30, 2022 included elsewhere in this Report.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weakness described below. While evaluations in connection with our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 did not identify that the material weakness was unremediated, the evaluation of disclosure controls and procedures in this period identified that the previously reported material weakness remains unremediated. This material weakness in our internal control over financial reporting relates to the lack of effective review controls over the accounting for complex warrant instruments as described further below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
After giving full consideration to this material weakness and the additional procedures that we performed, management has concluded that the unaudited condensed consolidated financial statements contained in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness
As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments. Specifically, the controls failed to identify an error in the accounting for complex warrant instruments. The corrected error related to the Company not properly accounting for the liability associated with the warrants to purchase common stock issued to Trinity Capital Inc. that was subsequently cancelled and reissued for a new warrant in connection with an amendment to the Loan Agreement.
During the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital. The error was made in the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 as disclosed in Note 9 to the unaudited consolidated financial statements.
Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to this complex transaction. Our design and maintenance of controls to evaluate and monitor the accounting for these complex warrant liabilities were still not adequate as of June 30, 2022.
This material weakness did not result in a material misstatement to our financial statements; however, it could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements.
Remediation Plan
Our remediation plan related to this material weakness includes adding sufficient accounting resources and management designing additional controls to identify the inventory of complex accounting and financial instruments that require accounting analysis and evaluation and enhancing the precision of review controls over complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. Management will monitor the progress of the remediation plan and report regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.
Changes in Internal Control over Financial Reporting
Other than the
material weakness and
remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
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
Legacy Rigetti was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”). As of June 30, 2022, the highest number of qubits we have deployed is a quantum computer with 80 qubits. As a result, our scalable business model has not been formed and our technical roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. For example, in 2018, we announced that we planned to build and deploy a
128-qubit
system over the subsequent twelve months, but have not to date built a
128-qubit
system. In addition, we recently announced an update in our anticipated timing with respect to certain anticipated milestones in our technical roadmap, with a plan to introduce a 1,000+ qubit system in late 2025 and 4,000+ qubit system in or after 2027. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our Quantum Cloud Services (“Quantum Cloud Services” or “QCS”), increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.
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
We incurred net losses of $20.4 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively, and $38.2 million for the eleven months ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $227.6 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers; and as we expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our infrastructure; and increase our general and administrative functions to support our growing operations and our being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.
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
If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition, profitability and results of operations could be adversely affected.
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
Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing
COVID-19
pandemic and military conflict with Russia and Ukraine and the related sanctions imposed against Russia. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.
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
On March 10, 2021, we entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”). The credit facility has an available borrowing capacity of $32.0 million. As of June 30, 2022, we had total outstanding indebtedness of approximately $32 million consisting of outstanding borrowings under the Loan Agreement. This and future indebtedness incurred under the Loan Agreement may:

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
We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $190.9 million.
Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the current law.

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
Risks Related to Our Business and Industry
We have not produced quantum computers with high qubit counts or at volume and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing quantum computers is a difficult undertaking. There are significant engineering challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in completing development of our quantum computers and in producing quantum computers in sufficient volumes. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to manipulate qubits, failure to reduce error rates, failure to transition quantum systems to leverage low-cost
components, and failure to realize multi-chip quantum computer technology.
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
Our successful execution of our technical roadmap is based on the development of multiple generations of quantum computing systems, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, and the release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system. The future success of our technical roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in each subsequent generation of our quantum computer. If we are unable to achieve the increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed, or may never occur. In the past we have failed to meet publicly announced milestones and may fail to meet projected milestones in the future. For example, earlier this year we announced an update in our anticipated timing with respect to certain anticipated milestones in our technical roadmap, with a plan to introduce a 1,000+ qubit system in late 2025 and 4,000+ qubit system in or after 2027. If our technical roadmap is delayed or never achieved, this would have a material impact on our business, financial condition or results of operations.

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
We have historically generated most of our revenue from a limited number of customers. Our three largest customers, which differed by period, collectively accounted for 66% of our revenue for the fiscal year ended December 31, 2021, 77% of our revenue for the six months ended June 30, 2022 and 91% of our revenue for the six months ended June 30, 2021. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 2 to the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2022, included elsewhere in this Report and Note 2 to the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2021, included in our Periodic Report on Form
8-K
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
We derive a significant portion of our revenue from contracts with U.S. federal and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. In the eleven months ended December 31, 2021 and the year ended January 31, 2021, sales to government entities comprised 51.0% and 59.6% of our total revenue, respectively. In the six months ended June 30, 2022 and 2021, sales to government entities comprised 72.0% and 74.9% of our total revenue, respectively.
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
For example, we anticipate lower-than-expected new government contract opportunities and what we believe to be slower than anticipated timing of government funding and appropriations with respect to relevant projects in 2022. In addition, we are negotiating contracts with a government entity that is also an existing customer and the contracting process has taken longer than anticipated. Accordingly, there is a risk that some or all of the $4.0 million revenue we anticipate from these contracts would be deferred to later fiscal periods after the 2022 fiscal year if the contract negotiations are not completed, the contracts are not executed and we are unable to invoice for the full amount in 2022. Moreover, if negotiations result in contract terms that are less favorable than we anticipated, the total expected value of these contracts could decrease. Additionally, a portion of such anticipated revenue relates to work that has already been performed and costs that have already been incurred. We cannot assure the execution of these contracts in a timely manner or at all. If the contracts are not ultimately executed, it would likely be very difficult to realize the expected revenue from this government entity and we may be unable to recoup all or a portion of costs already incurred.
Any such of the foregoing events or activities, among others, could cause governments and governmental agencies to delay or refrain entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payment with respect to our services to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
We currently offer access to quantum computing as a service (“Quantum Computing as a Service” or “QCaaS”), both directly to our end users with our own Quantum Cloud Services and indirectly to end users through public cloud providers such as Amazon Braket and Microsoft Azure Quantum who integrate our QCS into their own quantum computing platforms. These public cloud partners operate a service in direct competition with our providing direct access to QCS. Currently, a majority of our QCaaS business is run through the AWS service, and we intend to partner with additional partners to provide access to our QCaaS. Cloud computing partnerships could be terminated, or not scale as anticipated, or even at all.
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

We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or the ongoing military conflict involving Russia and Ukraine may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. For example, our small and mid-size
cryogenic refrigerators have been provided by a single supplier and we have begun to source from a second supplier. In addition, we expect that larger cryogenic refrigerators required in connection with the potential development of systems greater than 100 qubits will be provided by a single supplier, at least for an initial period of time. We cannot assure that any of our suppliers or potential suppliers will have the capacity to supply larger cryogenic refrigerators on the terms, timing or scale that we expect. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Any delay or unavailability of key products required for our development activities could delay or prevent us from further developing our systems and applications on our expected timelines or at all.
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
We may face unknown supply chain issues that could delay the development or introduction of our products and negatively impact our business and operating results.
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

•
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
Our systems depend on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.
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
The success of our business is dependent upon the cost per qubit decreasing over the next several years as our quantum computers advance, which is based on achieving anticipated economies of scale related to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If we do not achieve economies of scale or if the anticipated cost savings do not materialize, we may be unable to achieve a lower cost per qubit, which would make our quantum computing solution less competitive than those produced by our competitors and could have a material adverse effect on our business, financial condition or results of operations. Due to macroeconomic headwinds, we have experienced and may continue to experience increased costs, including with respect to labor and products.

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
In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit acceptance of our solution. Negative publicity concerning our solution or the quantum computing industry as a whole could limit acceptance of our solution. We believe quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology. If our clients and partners do not perceive the benefits of our solution, or if our solution does not drive member engagement, then demand for our products may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.
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
We currently maintain offices and have sales personnel in the United States, the United Kingdom, Australia and Canada, and we intend to expand our international operations by developing a sales presence in other international markets. In the six months ended June 30, 2022 and the eleven months ended December 31, 2021, our
non-U.S.
revenue was approximately 16.2% and 29% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our solutions in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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
Cyber-attacks,
denial-of-service
attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in the technology industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee theft or misuse, denial-of-service
attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the
COVID-19
pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to it. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the
COVID-19
pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates have and are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments. Specifically, the controls failed to identify an error in the accounting for complex warrant instruments. The corrected error related to the Company not properly accounting for the liability associated with the warrants to purchase common stock issued to Trinity Capital Inc. that was subsequently cancelled and reissued for a new warrant in connection with an amendment to our loan and security agreement as described in Note 6 to our unaudited consolidated financial statements included elsewhere in this Report.
In addition, during the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital. The error was made in the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 as disclosed in Note 9 to the unaudited consolidated financial statements. We corrected the immaterial error in our financial statements as of and for the period ended June 30, 2022.
Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to this complex transaction. Our design and maintenance of controls to evaluate and monitor the accounting for these complex warrant liabilities were still not adequate as of June 30, 2022.
Our management is in the process of developing a remediation plan and is taking steps to remediate the material weakness. The material weakness will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of our remediation plan and will make the changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses.
Although we continue to remediate our material weakness, we may be unable to remediate it in a timely manner or at all, and additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to remediate the material weakness or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq, investors may lose confidence in our financial reporting and our stock price may decline as a result.

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
Even after the
COVID-19
pandemic has subsided, we may continue to experience an adverse impact to our business as a result of
COVID-19’s
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Our platform utilizes software licensed to us by third-party authors under “open-source” licenses and we expect to continue to utilize open-source software in the future. The use of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open-source software could render us vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.
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
The price of our common stock and Public Warrants has been and may continue to be volatile. From March 2, 2022, the date our common stock and Public Warrants began trading on Nasdaq, through August 10, 2022, our stock price fluctuated from a low of $3.25 to a high of $11.37, and the price of our Public Warrants fluctuated from a low of $0.51 to a high of $2.20. The price of our common stock and Public Warrants may fluctuate due to a variety of factors, including, without limitation:

•	our ability to meet our technological milestones, including any delays;

•	changes in the industries in which we and our customers operate;

•	variations in our operating performance and the performance of our competitors in general;

•	material and adverse impact of the COVID-19

•	pandemic or the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia on the markets and the broader global economy;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale, including the significant percentage of shares of our common stock that may be offered for resale;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, including with respect to our technical roadmap;

•	the development and sustainability of an active trading market for our stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•
other events or factors, including recessions, increases in inflation and interest rates, foreign currency fluctuations, international tariffs, social, political and economic risks, natural disasters, acts of war (including the conflict involving Russia and Ukraine), terrorism or responses to such events.

These market and industry factors may materially reduce the market price of our common stock and our Public Warrants regardless of the operating performance of the Company. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
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
with the SEC. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We previously have identified a material weakness. See “
— We have, in the past, identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations.
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
Our current executive officers and directors and their respective affiliates beneficially own, in the aggregate, approximately 34.9% of outstanding common stock as of August 5, 2022. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.
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
Pursuant to registration rights we have with certain holders of our securities, we filed a resale shelf registration statement covering the resale of up to an aggregate of 96,941,181 shares of our common stock, which was declared effective on June 1, 2022. We have also agreed to register the resale of 1,000,000 shares of our common stock issued or issuable upon exercise of the Ampere warrant. As of August 5, 2022, the number of shares of our common stock that have been or expected to be available for potential resale by holders represented approximately 61.9% of our shares outstanding (after giving effect to the issuance of shares upon exercise of outstanding Public Warrants, Private Warrants, the exercise or settlement of outstanding warrants, options or restricted stock units of Legacy Rigetti assumed in the Business Combination, settlement of outstanding equity awards under the 2022 Plan and exercise of the Ampere Warrant in full). In addition, we have agreed to file a resale registration statement covering the resale by B. Riley of shares of Common Stock that we may issue to B. Riley in an aggregate amount of up to the lesser of (i) $75.0 million and (ii) an amount not to exceed approximately 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement) in connection with our committed equity financing. Given this substantial number of shares available for resale, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in Supernova’s IPO, certain holders of our securities may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. Further, the purchase price for the shares that we may sell to B. Riley under our committed equity financing will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to B. Riley, after B. Riley has acquired the shares, B. Riley may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to B. Riley, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The decision to sell any shares of our common stock to sell to B. Riley under the committed equity financing will depend on market conditions, the trading prices of our common stock and other considerations, and we cannot guarantee the extent to which we may utilize the committed equity financing.
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
We may issue additional shares of common stock from time to time, including under our equity incentive plans and employee stock purchase plan, or preferred stock. Any such issuances would dilute the interest of our shareholders and likely present other risks.
We may issue additional shares of common stock from time to time, including under our equity incentive plans or employee stock purchase plan, or preferred stock.

Common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements
and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our common stock initially reserved for future issuance under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) is 18,332,215 shares. We have filed a registration statement on Form
S-8
under the Securities Act, which became effective on June 10, 2022, to register the issuance of the 18,332,215 shares reserved under the 2022 Plan, the issuance of common stock under the Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which has an initial reserve of 3,055,370 shares, the resale of up to 18,367,696 shares subject to equity awards issued under the 2013 Plan and the resale of up to 2,053 shares subject to equity awards issued under QxBranch, Inc. 2018 Equity Compensation Plan. In addition, we may file one or more registration statements on
Form S-8 under
the Securities Act to register additional shares of common stock or securities convertible into or exchangeable for shares of common stock issued pursuant to our equity incentive plans and employee stock purchase plan. Any such
Form S-8
registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.
Sales of a substantial number of our common stock in the public market could occur at any time.
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

Our warrants, including our Public Warrants, Private Warrants and other warrants we have issued, are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
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
Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, Rigetti reevaluated the accounting treatment of the 8,625,000 Public Warrants and 4,450,000 Private Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included Rigetti’s balance sheet as of June 30, 2022 contained in this Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
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
As a result of the Business Combination being consummated, outstanding Warrants to purchase an aggregate of 13,074,972 shares of common stock became exercisable in accordance with the terms of the warrant agreement. These Warrants became exercisable on April 1, 2022. The exercise price of these Warrants is $11.50 per share, or approximately $150.4 million, assuming none of the Warrants are exercised through “cashless” exercise. To the extent such Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Warrants will be unlikely to exercise their Warrants. On August 10, 2022, the last reported sales price of our common stock was $4.47 per share.
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
The exercise price for our Warrants is $11.50 per share of common stock. We believe the likelihood that warrant holders will exercise their Public Warrants and Private Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. If the trading price for our common stock is less than $11.50 per share, we believe warrant holders will be unlikely to exercise their Warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless. Our Warrants became exercisable on April 1, 2022.
The Warrants were issued in registered form under a warrant agreement (the “warrant agreement”) between American Stock Transfer & Trust Company, as warrant agent, and Supernova. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Warrants or any provision of the warrant agreement with respect to the Private Warrants, 50% of the number of the then outstanding Private Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Warrant.

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
The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares of common stock received is capped at 0.361 share of common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the Private Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by Supernova Sponsor or its permitted transferees.
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
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the Public Warrants or Private Warrants will be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Public Warrants or Private Warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
As previously disclosed, in connection with the execution of the Merger Agreement, on October 6, 2021, Legacy Rigetti entered into a warrant subscription agreement (the “Warrant Subscription Agreement”) with Ampere Computing LLC (“Ampere”) for the purchase of a warrant for an aggregate purchase price (including amounts for exercise) of $10,000,000 pursuant to which the warrant may be exercised by Ampere at an exercise price of $0.0001 per share for 1,000,000 shares of our common stock. The Warrant Subscription Agreement was assumed by the post-combination company pursuant to the Merger Agreement in connection with the closing of the Business Combination.
On June 30, 2022, pursuant to the Warrant Subscription Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our common stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. The purchase of the warrant pursuant to the Warrant Subscription Agreement was conditioned upon, among other things, the consummation of the Business Combination pursuant to the Merger Agreement and the entry into a collaboration agreement between Legacy Rigetti and Ampere. Pursuant to the Warrant Subscription Agreement, Ampere is required to pay an additional $4,999,950 to us no later than the second anniversary of the date of the Warrant Subscription Agreement, and upon such payment, the warrant will vest and be exercisable by Ampere with respect to the remaining 500,000 shares of our common stock pursuant to the terms of the warrant. The warrant and the shares of common stock issued pursuant to the warrant have not been registered under the Securities Act of 1933, as amended, and were issued in reliance on an exemption from such registration.
During the quarter ended June 30, 2022, we issued and sold to certain directors, officers, employees, consultants, and other service providers an aggregate of 229,606 shares of our common stock upon the exercise of options under the 2013 Plan at an exercise price of $0.27 per share, for aggregate cash consideration of approximately $62,431.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
(b) Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Purchase Agreement and Registration Rights Agreement with B. Riley Principal Capital II, LLC
The information included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement and Item 3.02 Unregistered Sales of Equity Securities.
On August 11, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth therein, we will have the right to sell to B. Riley up to $75,000,000 of newly issued shares (the “Shares”) of the our common stock, par value $0.0001 per share (the “Common Stock”) (subject to certain conditions and limitations contained in the Purchase Agreement), from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley under the Purchase Agreement.
Upon the initial satisfaction of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement (the “Commencement”), including that a registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the resale by B. Riley of shares of Common Stock issued to it by us under the Purchase Agreement (the “Registration Statement”), which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion over the 24-month period from and after the Commencement, to direct B. Riley to purchase a specified amount of shares (each, a “Purchase”) not to exceed the lesser of (i) 1,000,000 shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Common Stock traded on The Nasdaq Capital Market (“Nasdaq”) during the applicable Purchase Valuation Period (as defined below) (the lesser of these two amounts, the “Purchase Maximum Amount”) (and subject to certain additional limitations set forth in the Purchase Agreement) (the number of shares to be purchased giving effect to the Purchase Maximum Amount and all additional limitations, the “Purchase Share Amount”) by timely delivering written notice (the “Purchase Notice”) to B. Riley prior to the commencement of trading of the Common Stock on Nasdaq on any trading day (the “Purchase Date”), so long as (i) the closing sale price of the Common Stock on the trading day immediately prior to such Purchase Date is not less than $1.00 (the “Threshold Price”) and (ii) all shares of Common Stock subject to all prior Purchases and all prior Intraday Purchases (as defined below) by B. Riley under the Purchase Agreement have been received by B. Riley prior to the time the Company delivers such Purchase Notice to B. Riley.
The per share purchase price that B. Riley is required to pay in a Purchase effected by us pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price of the Common Stock (the “VWAP”) during the full primary (or “regular”) trading session on Nasdaq on the applicable Purchase Date, calculated in accordance with the Purchase Agreement, or, if the total aggregate volume of shares of Common Stock traded on Nasdaq reaches an amount equal to the Purchase Share Amount divided by 0.20 (subject to certain adjustments) (the “Purchase Share Volume Maximum”) prior to the official close of the regular trading session on Nasdaq on such Purchase Date, then the VWAP will be calculated only for the period beginning at the official open of the regular trading session and ending at such time that the total aggregate volume of shares of Common Stock traded on Nasdaq reaches the Purchase Share Volume Maximum for such Purchase (as applicable), less a fixed 3% discount to the VWAP for such Purchase Valuation Period.
For purposes of calculating the VWAP and the Purchase Share Volume Maximum under the Purchase Agreement, the following transactions on the applicable Purchase Date are excluded (collectively, the “Excluded Transactions”): (i) the opening or first purchase of Common Stock at or following the open of trading on Nasdaq; (ii) the last or closing sale of Common Stock on Nasdaq; and (iii) all sales of Common Stock on Nasdaq during the applicable Purchase Valuation Period (as defined below) at a sale price less than the minimum price threshold specified by us in the Purchase Notice for such Purchase (or if no such minimum price threshold is specified by us in the Purchase Notice, the minimum price threshold shall equal 90% of the closing sale price of the Common Stock on the trading day immediately prior to the applicable Purchase Date for such Purchase) (the “Minimum Price Threshold”).
From and after Commencement, we will control the timing and amount of any sales of Common Stock to B. Riley. Actual sales of shares of Common Stock to B. Riley under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the our Common Stock and determinations by us as to the appropriate sources of funding for its business and its operations.
In addition to the regular Purchases described above, if either (i) we do not effect a regular Purchase on a trading day that it otherwise could have selected as a Purchase Date for a regular Purchase pursuant to the Purchase Agreement (or we fail to timely deliver to B. Riley a Purchase Notice for a regular Purchase on such trading day) or (ii) we have timely delivered a Purchase Notice for a regular Purchase on a Purchase Date, and the Purchase Valuation Period for such Purchase has ended prior to 3:30 p.m., Eastern time, on such Purchase Date, then, in either case, we shall also have the right, but not the obligation, subject to the continued satisfaction of conditions set forth in the Purchase Agreement, to direct B. Riley to purchase, on such trading day (which may be the same Purchase Date as a regular Purchase) an additional specified amount of Common Stock (each, an “Intraday Purchase”), not to exceed the applicable Purchase Maximum Amount for such Purchase (and subject to certain additional limitations set forth in the Purchase Agreement) (the “Intraday Purchase Volume Maximum”), by the delivery to B. Riley of an irrevocable written purchase notice, after 10:00 a.m., Eastern time (and after the Purchase Valuation Period for any prior regular Purchase (if any) and the Intraday Purchase Valuation Period(s) (as defined below) for the most recent prior Intraday Purchase effected on the same Purchase Date (if any) has ended), and prior to 3:30 p.m., Eastern time, on such Purchase Date (each, an “Intraday Purchase Notice”), so long as (i) the closing sale price of the Common Stock on the trading day immediately prior to such Purchase Date is not less than the Threshold Price and (ii) all shares of Common Stock subject to all prior Purchases and all prior Intraday Purchases by B. Riley under the Purchase Agreement have been received by B. Riley prior to the time the Company delivers such Intraday Purchase Notice to B. Riley.
The per share purchase price for the shares of Common Stock that we elect to sell to B. Riley in an Intraday Purchase pursuant to the Purchase Agreement, if any, will be calculated in the same manner as in the case of a regular Purchase, provided that the VWAP for such Intraday Purchase will be measured during the portion of the normal trading hours on Nasdaq on the applicable Purchase Date that will begin at the latest of (i) the time of confirmation of B. Riley’s receipt of the applicable Intraday Purchase Notice, (ii) the time that the Purchase Valuation Period for any prior regular Purchase effected on the same Purchase Date (if any) has ended and (iii) the time that the Intraday Purchase Valuation Period (defined below) for the most recent prior Intraday Purchase effected on the same Purchase Date (if any) has ended, and ending at the earlier of (x) 3:59 p.m., Eastern time, on such Purchase Date and (y) such time that the total aggregate volume of shares of Common Stock traded on Nasdaq reaches the Intraday Purchase Share Amount to be purchased by B. Riley in such Intraday Purchase divided by 0.20 (calculated in accordance with the Purchase Agreement) (the “Intraday Purchase Share Volume Maximum”) (such period for each Intraday Purchase, the “Intraday Purchase Valuation Period”), less a fixed 3% discount to the VWAP for such Intraday Purchase Valuation Period.
For purposes of calculating the VWAP for an Intraday Purchase and the Intraday Purchase Share Volume Maximum under the Purchase Agreement, the Excluded Transactions on the applicable Purchase Date Purchase Date are excluded.
There is no upper limit on the price per share that B. Riley could be obligated to pay for the Common Stock that we may elect to sell to it in any Purchase or any Intraday Purchase under the Purchase Agreement. The purchase price per share of Common Stock that we may elect to sell to B. Riley in a Purchase and an Intraday Purchase under the Purchase Agreement will be equitably adjusted for any stock dividend, stock split, stock combination, recapitalization or other similar transaction occurring during the applicable Purchase Valuation Period for such Purchase or during the applicable Intraday Purchase Valuation Period for such Intraday Purchase.
Under the applicable Nasdaq rules, in no event may we issue to B. Riley under the Purchase Agreement more than 23,648,889 shares of Common Stock, which number of shares is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules. The Exchange Cap will not be applicable if the average price per share paid by B. Riley for all of the shares of Common Stock that we direct B. Riley to purchase from us pursuant to the Purchase Agreement, if any, equals or exceeds $4.45 per share (which price is calculated based upon the lower of the official closing price of the Common Stock on Nasdaq on the trading day immediately preceding the date of the Purchase Agreement and the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement, as adjusted pursuant to applicable Nasdaq rules). Moreover, we may not issue or sell any shares of Common Stock to B. Riley under the Purchase Agreement which, when aggregated with all other shares of Common Stock then beneficially owned by B. Riley and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Rule 13d-3 promulgated thereunder), would result in B. Riley beneficially owning more than 4.99% of the outstanding shares of Common Stock.
The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which we sell shares of its Common Stock to B. Riley. We expect that any proceeds received by us from such sales to B. Riley will be used for working capital and general corporate purposes.
There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on entering into specified “Variable Rate Transactions” (as such term is defined in the Purchase Agreement) during the term of the Purchase Agreement. Such transactions include, among others, the issuance of convertible securities with a conversion or exercise price that is based upon or varies with the trading price of the Common Stock after the date of issuance, or our effecting or entering into an agreement to effect an “equity line of credit” or other substantially similar continuous offering with a third party, in which we may offer, issue or sell Common Stock or any securities exercisable, exchangeable or convertible into Common Stock at a future determined price.
The Purchase Agreement will automatically terminate on the earliest to occur of (i) the first day of the month following the 24-month anniversary of the Commencement Date, (ii) the date on which B. Riley shall have purchased from us under the Purchase Agreement shares of Common Stock for an aggregate gross purchase price of $75,000,000, (iii) the date on which the Common Stock shall have failed to be listed or quoted on Nasdaq or another U.S. national securities exchange identified as an “eligible market” in the Purchase Agreement for one trading day, (iv) the 30th trading day after the date on which we commence a voluntary bankruptcy proceeding or any third party commences a bankruptcy proceeding against us that is not discharged or dismissed prior to such trading day, and (v) the date on which a bankruptcy custodian is appointed for all or substantially all of our property or if we make a general assignment for the benefit of creditors. We have the right to terminate the Purchase Agreement at any time after Commencement upon ten trading days’ prior written notice to B. Riley. B. Riley has the right to terminate the Purchase Agreement upon ten trading days’ prior written notice to us upon the occurrence of certain events set forth in the Purchase Agreement. We may also mutually agree with B. Riley to terminate the Purchase Agreement by mutual written consent. No termination of the Purchase Agreement will be effective until the fifth trading day immediately following the settlement date related to any pending Purchase that has not been fully settled in accordance with the Purchase Agreement. Neither we nor B. Riley may assign or transfer our respective rights and obligations under the Purchase Agreement or the Registration Rights Agreement.
As consideration for B. Riley’s commitment to purchase shares of Common Stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 171,008 shares of Common Stock to B. Riley (the “Commitment Shares”). In addition, we have agreement to reimburse certain reasonable legal fees and disbursements of B. Riley’s legal counsel in connection with the transactions contemplated by the Purchase Agreement and the Registration Rights Agreement.
The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for the purposes of such agreements, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. In the Purchase Agreement, B. Riley represented to us among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The Shares and the Commitment Shares are being issued and sold by us to B. Riley in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.
The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to, and incorporate herein by reference, the full text of the Purchase Agreement and the Registration Rights Agreement, which are filed herewith as Exhibit 10.5 and Exhibit 10.6, respectively.
This Quarterly Report shall not constitute an offer to sell or a solicitation of an offer to buy any Shares, nor shall there be any sale of Shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	March 7, 2022

10.1#	Form of RSU Grant Package under Rigetti Computing, Inc. 2022 Equity Incentive Plan.	S-8	333-265516	99.3	June 10, 2022

10.2#*	Non-Employee Director Compensation Policy.

10.3	Warrant Subscription Agreement, dated as of October 6, 2021, between Rigetti Holdings, Inc. and Ampere Computing LLC	8-K	00-40140	99.2	July 6, 2022

10.4	Ampere Warrant, dated as of June 30, 2022, issued by Rigetti Computing, Inc.	8-K	001-40140	99.3	July 6, 2022

10.5*+	Common Stock Purchase Agreement, dated August 11, 2022, by and between Rigetti Computing, Inc. Corp. and B. Riley Principal Capital II, LLC.

10.6*	Registration Rights Agreement, dated August 11, 2022, by and between Rigetti Computing, Inc. Corp. and B. Riley Principal Capital II, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

RIGETTI COMPUTING, INC
(Registrant)

Dated: August 11, 2022	By:	/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)