Form 10-Q
period 2022-09-30
Rigetti Computing, Inc.
filed 2022-11-22
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 18, 2022,
123,030,054

shares of the registrant’s Common Stock, par value $0.0001 per share, were issued and outstanding.

RIGETTI COMPUTING, INC. AND SUBSIDIARIES FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions.

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

•	the success of our partnerships and collaborations;

•	our ability to accelerate our development of multiple generations of quantum processors;

•	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector;

•	the outcome of any legal proceedings that may be instituted against us or others with respect to the Business Combination (as defined herein) or other matters;

•	our ability to execute on our business strategy, including monetization of our products;

•	our financial performance, growth rate and market opportunity, including our expectations with respect to future revenue;

•	our ability to maintain the listing of our Common Stock and Public Warrants on the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities;

•

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;

•	costs related to operating as a public company;

•

the restatement of our financial statements for the quarters ended March 31, 2022 and June 30, 2022 and our ability to establish and maintain effective internal controls over financial reporting, including our ability to remediate the existing material weakness in our internal controls;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business, or competitive factors;

•	our estimates of expenses and profitability, future revenue, capital requirements and need for additional financing;

•	the evolution of the markets in which we compete;

•	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services;

•	the expected use of proceeds of the Business Combination;

•

unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflict involving Russia and Ukraine and sanctions related thereto), including rising inflation and interest rates and financial and credit market fluctuations;

•	changes in applicable laws or regulations;

•

our success in retaining or recruiting, or changes required in, our officers, key employees or directors, including our ability to attract and retain a new president and chief executive officer in connection with the departure of our prior president and chief executive officer, Chad Rigetti;

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

SUMMARY RISK FACTORS

The following is a summary of select risks and uncertainties that could materially adversely affect us and our business, financial condition and results of operations. Before you invest in our securities, you should carefully consider all the information in this Quarterly Report on Form 10-Q, including matters set forth under the heading “Risk Factors.” These risks include the following, among others:

•

We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations, including our anticipated technical development milestones and potential future revenue.

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

•	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

•	Our operating results may be adversely affected by unfavorable economic and market conditions.

•	Even if the market in which we compete achieves anticipated growth levels, our business could fail to grow at similar rates, if at all.

•	Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

•

We have not produced quantum computers with high qubit counts or at volume and face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

•

Any future generations of hardware and software developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system, each of which is an important anticipated milestone for our technical roadmap and commercialization, in addition to other anticipated milestones and other aspects of our technical roadmap and development and commercialization plans may not occur on our anticipated timeline or at all.

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

•	We may be unable to reduce the cost of developing quantum computers, which may prevent us from pricing quantum systems competitively.

•

The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if we encounter negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

•	If our computers fail to achieve quantum advantage, or if any of our competitors achieve quantum advantages ahead of us, our business, financial condition and future prospects may be harmed.

•

We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

•

We have identified a material weakness in our internal control over financial reporting, which has resulted in the need for us to restate our financial statements for the first and second quarters of 2022, and may identify additional material weaknesses in the future. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.

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

•

We are highly dependent on our ability to attract and retain senior executive leadership and other key employees, such as quantum physicists, software engineers and other key technical employees, which is critical to our success. If we fail to retain or attract senior management, engineers and other key employees, such failure could negatively impact our business.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RIGETTI COMPUTING, INC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$73,837	$11,729
Available-for-sale investments	87,186	—
Accounts receivable	2,295	1,543
Prepaid expenses and other current assets	3,633	1,351
Forward contract - assets	1,930	—
Deferred offering costs	742	3,449

Total current assets	169,623	18,072
Property and equipment, net	37,440	22,497
Restricted cash	117	317
Other assets	129	165
Goodwill	5,377	5,377

Total assets	$212,686	$46,428

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,726	$1,971
Accrued expenses and other current liabilities	6,934	3,806
Deferred revenue	811	985
Debt - current portion	6,834	575
Forward contract - liabilities	—	230

Total current liabilities	16,305	7,567
Debt - net of current portion	22,999	24,216
Derivative warrant liabilities	4,046	4,355
Earn-out liabilities	2,995	—
Other liabilities	436	295

Total liabilities	46,781	36,433
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock*, par value $0.0001 per share; 0 shares and 80,974,757 shares authorized at September 30, 2022 and December 31, 2021, respectively; 0 shares and 77,696,679 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	81,523
Stockholders’ equity (deficit):
Preferred Stock, par value $0.0001 per share; 10,000,000 shares and 0 shares authorized at September 30, 2022 and December 31, 2021, respectively; 0 shares and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock*, par value $0.0001 per share; 1,000,000,000 shares and 134,050,472 shares authorized at September 30, 2022 and December 31, 2021, respectively; 122,739,804 shares and 18,221,069 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12	2
Additional paid-in capital	422,200	135,549
Accumulated other comprehensive gain (loss)	(527)	52
Accumulated deficit	(255,780)	(207,131)

Total stockholders’ equity (deficit)	165,905	(71,528)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$212,686	$46,428

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated
to
give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$2,804	$2,919	$7,042	$6,818
Cost of revenue	776	446	2,063	1,083

Total gross profit	2,028	2,473	4,979	5,735
Operating expenses:
Research and development	17,365	7,484	44,040	21,915
Sales and marketing	1,960	782	4,922	1,738
General and administrative	14,027	3,376	38,371	8,608

Total operating expenses	33,352	11,642	87,333	32,261

Loss from operations	(31,324)	(9,169)	(82,354)	(26,526)

Other income (expense), net:
Interest expense	(1,436)	(589)	(3,811)	(1,077)
Interest income	1,042	2	1,172	9
Change in fair value of derivative warrant liabilities	8,103	—	19,853	—
Change in fair value of earn-out liability	4,860	—	17,418	—
Transaction costs	—	—	(927)	—
Other income (expense)	—	—	—	(23)

Total other income (expense), net	12,569	(587)	33,705	(1,091)
Net loss before provision for income taxes	(18,755)	(9,756)	(48,649)	(27,617)
Provision for income taxes	—	—	—	—

Net loss	$(18,755)	$(9,756)	$(48,649)	$(27,617)

Net loss per share attribute to common stockholders—basic and diluted	$(0.16)	$(0.43)	$(0.51)	$(1.25)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted*	118,571,295	22,554,422	95,690,821	22,129,715

*	Weighted-average shares have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(18,755)	$(9,756)	$(48,649)	$(27,617)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	(270)	(6)	(223)	44
Change in unrealized loss on available-for-sale securities	(356)	—	(356)	—

Comprehensive loss	$(19,381)	$(9,762)	$(49,228)	$(27,573)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Balance, December 31, 2021	98,726,505	$81,523	23,153,127	$—	$135,551	$52	$(207,131)	$(71,528)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,932,058)	2	(2)	—	—	—

Adjusted balance, beginning of period*	77,696,679	81,523	18,221,069	2	135,549	52	(207,131)	(71,528)
Issuance of common stock upon conversion of legacy Series C and Series C-1 preferred stock in connection with the Business Combination (Note 3)	(77,696,679)	(81,523)	57,380,563	6	81,517	—	—	81,523
Issuance of common stock upon exercise of legacy Rigetti stock options	—	—	1,123,539	—	574	—	—	574
Issuance of common stock upon exercise of legacy Rigetti common stock warrants	—	—	2,234,408	—	28	—	—	28
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities, as restated (Note 3) (1)	—	—	34,850,706	3	159,535	—	—	159,538
Stock-based compensation	—	—	—	—	11,481	—	—	11,481
Foreign currency translation gain	—	—	—	—	—	9	—	9
Net loss, as restated (1)	—	—	—	—	—	—	(17,642)	(17,642)

Balance, March 31, 2022, as restated (1)	—	$—	113,810,285	$11	$388,684	$61	$(224,773)	$163,983

Issuance of common stock upon exercise of stock options	—	—	229,606	—	62	—	—	62
Issuance of common stock upon exercise of common stock warrants	—	—	1,702,210	—	5,011	—	—	5,011
Issuance of common stock upon release of RSUs	—	—	1,360,634	—	—	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370	—	—	6,370
Settlement of the first tranche of forward contract	—	—	—	—	(3,305)	—	—	(3,305)
Stock-based compensation	—	—	—	—	11,041	—	—	11,041
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(848)	—	—	(848)
Foreign currency translation gain	—	—	—	—	—	38	—	38
Net loss, as restated (1)	—	—	—	—	—	—	(12,252)	(12,252)

Balance, June 30, 2022, as restated (1)	—	$—	117,102,735	$11	$407,015	$99	$(237,025)	$170,100

Issuance of common stock upon exercise of stock options	—	—	1,126,152	1	305	—	—	306
Issuance of common stock upon exercise of common stock warrants	—	—	859,767	—	9	—	—	9
Issuance of common stock upon release of RSUs	—	—	3,480,142	—	—	—	—	—
Issuance of common stock pursuant to the Common Stock Purchase Agreement — B. Riley	—	—	171,008	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,121	—	—	15,121
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(250)	—	—	(250)
Other comprehensive loss	—	—	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	—	—	(18,755)	(18,755)

Balance, September 30, 2022	—	$—	122,739,804	$12	$422,200	$(527)	$(255,780)	$165,905

(1)	For discussion on the restatement adjustments, see Note 1 — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED) (CONTINUED)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Balance, December 31, 2020	98,726,505	$81,523	20,975,317	$—	$133,144	$5	$(165,405)	$(32,256)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,467,972)	2	(2)	—	—	—

Adjusted balance, beginning of period*	77,696,679	81,523	16,507,345	2	133,142	5	(165,405)	(32,256)
Issuance of common stock upon exercise of stock options	—	—	118,566	—	26	—	—	26
Stock-based compensation	—	—	—	—	597	—	—	597
Foreign currency translation gain	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	(7,787)	(7,787)

Balance, March 31, 2021	77,696,679	$81,523	16,625,911	$2	$133,765	$57	$(173,192)	$(39,368)

Issuance of common stock upon exercise of stock options	—	—	338,979	—	90	—	—	90
Issuance of common stock upon exercise of common stock warrants	—	—	111,229	—	1	—	—	1
Stock-based compensation	—	—	—	—	521	—	—	521
Foreign currency translation loss	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(10,074)	(10,074)

Balance, June 30, 2021	77,696,679	$81,523	17,076,119	$2	$134,377	$55	$(183,266)	$(48,832)

Issuance of common stock upon exercise of stock options	—	—	491,628	—	139	—	—	139
Issuance of common stock upon exercise of common stock warrants	—	—	16,684	—	—	—	—	—
Stock-based compensation	—	—	—	—	518	—	—	518
Foreign currency translation loss	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(9,756)	(9,756)

Balance, September 30, 2021	77,696,679	$81,523	17,584,431	$2	$135,034	$49	$(193,022)	$(57,937)

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(48,649)	$(27,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,801	3,628
Stock-based compensation	37,643	1,636
Change in fair value of earn-out liability	(17,418)	—
Change in fair value of derivative warrant liabilities	(19,853)	—
Change in fair value of forward contract	(5,465)	—
Amortization of debt issuance costs	1,072	—
Accretion of available-for-sale securities	(356)
Changes in operating assets and liabilities:
Accounts receivable	(753)	16
Prepaid expenses and other current assets	(2,282)	(566)
Other assets	35	(36)
Deferred revenue	(174)	(604)
Accounts payable	(694)	343
Accrued expenses and other current liabilities	3,469	848
Other liabilities	142	(186)

Net cash used in operating activities	(48,482)	(22,538)

Cash flows from investing activities
Purchases of property and equipment	(19,294)	(5,789)
Purchases of available-for-sale securities	(87,186)	—

Net cash used in investing activities	(106,480)	(5,789)

Cash flows from financing activities
Proceeds from Business Combination, net of transaction costs paid	225,604	—
Transaction costs paid directly by Rigetti	(18,420)	—
Proceeds from issuance of notes payable	5,000	20,000
Payments on debt issuance costs	(85)	—
Payment on loan and security agreement exit fees	(1,000)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	5,990	256

Net cash provided by financing activities	217,089	20,256

Effect of changes in exchange rate on cash and restricted cash	(219)	35
Net increase (decrease) in cash, cash equivalents, and restricted cash	61,908	(8,036)
Cash, cash equivalents, and restricted cash at beginning of period	12,046	24,394

Cash, cash equivalents, and restricted cash at end of period	$73,954	$16,358

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,739	$1,077
Supplemental disclosure of non- cash financing and investing activities:
Fair value of earn-out liability (1)	$20,413	$—
Fair value of private placement and public warrants liability (1)	$22,932	$—
Reclassification of loan and security agreement warrants to equity	$6,370	$—
Settlement of the first tranche of forward contract	$3,305	$—
Capitalization of deferred costs to equity upon share issuance	$1,098	$—
Purchases of property and equipment recorded in accounts payable	$449	$240
Unrealized gain (loss) short term investments	$(356)	$—

(1)	For discussion on the restatement adjustments, see Note 1 — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1
0

RIGETTI COMPUTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. DESCRIPTION OF BUSINESS
Rigetti Computing, Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”), builds quantum computers and the superconducting quantum processors that power them. Through the Company’s Quantum Computing as a Service (“QCaaS”) platform, the Company’s machines can be integrated into any public, private or hybrid cloud. The Company offers product types of Platform, Research and Software Tools usage in application areas of benchmarking, chemical simulation, education/entertainment, machine learning, and optimization.
The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California; London, United Kingdom; Adelaide, Australia; British Columbia, Canada and Munich, Germany. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.
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
The Company determined that Legacy Rigetti was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (ASC) 805, Business Combination.
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

1
1

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
dated March 7, 2022. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021.
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
COVID-19
and Macroeconomic Conditions
— As of September 30, 2022 and December 31, 2021, the Company’s financial position was not significantly impacted due to the effects of
COVID-19.
However, the duration and intensity of the
COVID-19
pandemic and any resulting disruption to the Company’s operations remains somewhat uncertain, and the Company will continue to assess the impact of the
COVID-19
pandemic on its financial position. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets and rising inflation and interest rates in the U.S. and worldwide resulting from the effects of
COVID-19
and otherwise. If these conditions persist and deepen, the Company could experience an inability to access additional capital or our liquidity could otherwise be impacted. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.
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
Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
On November 14, 2022, the audit committee of the Company’s board of directors (the “Audit Committee”), based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 (the “Affected Financials”), each as previously filed with the SEC, should no longer be relied upon and should be restated due to the matters described below. The Company intends to restate such prior period financial statements by filing amendments to the respective Form
10-Qs
for such periods.

1
2

Earn-out Valuation
At the closing of the Company’s business combination with Supernova Partners Acquisition Company II Ltd. on March 2, 2022 (the “Closing”), (i) 2,479,000 shares of the Company’s “Common Stock, held by Supernova Partners II LLC (the “SPAC Sponsor”) (such shares, the “Promote Sponsor Vesting Shares”) became subject to vesting and are considered unvested and will only vest if, during the five year
period following the Closing, the volume weighted average price of the Common Stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days, and (ii) 580,273 shares of Common Stock held by the SPAC Sponsor (“Sponsor Redemption-Based Vesting Shares”) became subject to vesting and considered unvested and will only vest if, during the five year period following the Closing, the volume weighted average price of the Common Stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days (collectively, the Promote Sponsor Vesting Shares and Sponsor Redemption-Based Vesting Shares, “Sponsor Vesting Shares”). Any Sponsor Vesting Shares that remain unvested after the fifth anniversary of the Closing will be forfeited.
The Sponsor Vesting Shares are accounted for as liability classified instruments because the earn-out
triggering events that determine the number of Sponsor Vesting Shares to be earned back by the SPAC Sponsor include outcomes that are not solely indexed to the Common Stock. As part of the Company’s accounting for the earn-out
liability related to the Sponsor Vesting Shares in connection with the preparation of the financial statements for the three months ended September 30, 2022, the Company evaluated the valuation assumptions utilized in estimating the fair value of the Sponsor Vesting Shares using a Monte Carlo simulation model. During this evaluation, it was determined that the volatility assumption used in the valuation of the earn-out
liability related to the Sponsor Vesting Shares, which is based on a weighted average of the volatilities of the trading price of the common stock for a group of comparable public companies, the trading price of the Company’s common stock and the trading price of the Company’s Public Warrants (as defined below), should be revised to include a greater weight for the volatility of the trading price of the Company’s Public Warrants and should have included such greater weighting in calculating the values of the earn-out
liability used in preparation of the Affected Financials.
The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error. The revised weighting used for the volatility assumption in the estimation of the fair value of the Sponsor Vesting Shares had the following impact:

•	a decrease in the Earn-out Liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2022 and June 30,2022 included in the Affected Financials;

•
a decrease in the gain from Change in the Fair Value of
Earn-out
Liability recorded in the unaudited condensed consolidated statements of operations for the periods ended March 31, 2022 and June 30, 2022 included in the Affected Financials;

•
an increase in Net Loss and Net Loss per Share recorded in the unaudited condensed consolidated statements of operations for the periods ended March 31, 2022 and June 30, 2022 included in the Affected Financials; and

•
a decrease in the Change in the Fair value of
Earn-out
Liability recorded in the unaudited condensed consolidated statements of cash flows as supplemental disclosure of non-cash
financing activities for the periods ended March 31, 2022 and June 30, 2022 included in the Affected Financials (the Earn-out Liabilities related adjustments are marked with an “(a)” in the table below).

Private Warrant Valuation
Prior to the Business Combination, SNII issued 4,450,000 private placement warrants (“Private Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation. The Company reassessed the calculations of fair value for its Private Warrants that are treated as derivative warrant liabilities for the periods ended March 31, 2022 and June 30, 2022.
As part of the Company’s accounting for the derivative warrant liability related to the Private Warrants in connection with the preparation of the financial statements for the three months ended September 30, 2022, the Company evaluated the valuation assumptions used in estimating the fair value of the Private Warrants. During this evaluation, it was determined that the calculated volatility used in the valuation of the derivative warrant liability related to the Private Warrants was based on the assumption that such warrants were not subject to redemption at $10 per share but were subject to redemption at $18 per share. The Private Warrants, however, are not redeemable at either of these prices as long as the warrants are held by either the Sponsor or its permitted transferees. During the first two quarters of the 2022 fiscal year, the Private Warrants were held by the Sponsor; therefore, the Private Warrants were not redeemable at either price during such periods. The Company revised this assumption in the calculation of the volatility of the Private Warrants, which impacted the valuation of the liability related to the Private Warrants included in the Affected Financials.

1
3

The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error. The revised assumption used for the calculation of the volatility in the estimation of the fair value of the Private Warrants had the following impact:

•	an increase in the Derivative Warrant Liabilities recorded on the unaudited condensed consolidated balance sheets as of March 31, 2022 and as of June 30,2022 included in the Affected Financials;

•
a decrease in the gain from the Change in the Fair Value of Derivative Warrant Liabilities recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022 , an increase in the gain from the Change in the Fair Value of Derivative Warrant Liabilities for the three months ended June 30, 2022 and a decrease in the gain from the Change in the Fair Value of Derivative Warrant Liabilities for the six months ended June 30, 2022 included in the Affected Financials;

•
an increase in Net Loss and Net Loss per Share recorded in the unaudited condensed consolidated statements of operations for the period ended March 31, 2022 , a decrease in Net Loss and Net Loss per Share for the three months ended June 30, 2022 and an increase in Net Loss and Net Loss per Share for the six months ended June 30,2022 included in the Affected Financials; and

•
a decrease in the Change in Fair value of Derivatives Liability recorded in the unaudited condensed consolidated statements of cash flows as supplemental disclosure of non-cash
financing activities for the periods ended March 31, 2022 and June 30, 2022 included in the Affected Financials (the Private Warrant adjustments are marked with an “(d)” in the table below).

Additional Operating Expenses
In addition, the Company has completed analysis with respect to the treatment of additional operating expenses relating to electrical utility fees for a portion of the electrical usage at its Berkeley location since 2019 that were not paid and recognized in prior periods. The Company has cumulatively recorded an accrual of $1.5 million for the three months ended March 31, 2022, which includes an out-of-period adjustment of $1.3 million in relation to expense incurred in 2019 through 2021, and an additional $0.1 million to accrue for the three months ended June 30, 2022, and recorded operating expenses of $0.1 million in its financial statements for the quarter ended September 30, 2022. The expenses have been recorded as research and development expenses in the financial statements for these respective periods. The impact of the additional operating expenses recorded increased accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet and research and development expenses, operating expenses, operating loss and net loss recorded in the unaudited condensed consolidated statements of operations in the Affected Financials (the additional operating expense adjustments are marked with a “(b)” in the table below).
Trinity Warrant Valuation
As part of the restatement of the financial statements for the quarters ended March 31, 2022 and June 30, 2022, the Company also recorded the correction of an immaterial error related to the valuation of the liability associated with the warrants issued to Trinity Capital Inc. in the restated financial statements for the quarter ended March 31, 2022, and reversed the out-of-period adjustment it had previously recorded for such immaterial error in the financial statements for the quarter ended June 30, 2022 in the restated financial statements for such period. The Company reduced Derivative Warrant Liabilities by $1.3 million in the condensed consolidated balance sheet as of March 31, 2022 and increased the Change in Fair Value of Derivative Warrant Liabilities by $1.3 million in the restated unaudited condensed consolidated statement of operations for the period ended March 31, 2022 for the revaluation of the liability associated with the warrants issued to Trinity Capital. The increase to the Change in Fair Value of Derivative Warrant Liabilities increased total other income (expense) and decreased net loss recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022. The reversal of the out of period adjustment from the financial statements for the quarter ended June 30, 2022 decreased total other income (expense) and increased net loss recorded in the restated unaudited condensed consolidated statement of operations for the period ended June 30, 2022 (the Trinity Warrant adjustments are marked with a “(c)” in the table below).

1
4

The Company recorded the following
adjustments to correct the prior period errors in the financial statements as of and for the period ended March 31, 2022 such that the consolidated balance sheet and the year-to-date
consolidated statement of operations appropriately reflect the accounting impacts of the related transactions (in thousands):
Restated Condensed Consolidated Balance Sheet (unaudited)

	As of March 31, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Accrued expenses and other current liabilities	$5,230	$—	$1,478	$—	$—	$1,478	$6,708
Total current liabilities	11,567	—	1,478	—	—	1,478	13,045
Derivative warrant liabilities	24,001	—	—	(1,331)	3,827	2,496	26,497
Earn-out liabilities	16,949	(2,527)	—	—		(2,527)	14,422
Total liabilities	80,473	(2,527)	1,478	(1,331)	3,827	1,447	81,920
Additional paid-in capital	382,959	6,170	—	—	(445)	5,725	388,684
Accumulated deficit	(217,601)	(3,643)	(1,478)	1,331	(3,382)	(7,172)	(224,773)
Total stockholders’ equity (deficit)	165,430	2,527	(1,478)	1,331	(3,827)	(1,447)	163,983
Restated Condensed Consolidated Statement of Operations (unaudited)

	For the Three Months Ended March 31, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Research and development	$12,449	$—	$1,478	$—	$—	$1,478	$13,927
Total operating expenses	25,484	—	1,478	—	—	1,478	26,962
Loss from operations	(23,794)	—	(1,478)	—	—	(1,478)	(25,272)
Change in fair value of derivate warrant liabilities	5,822	—	—	1,331	(3,382)	(2,051)	3,771
Change in fair value of earn-out liability	9,634	(3,643)	—	—	—	(3,643)	5,991
Total other income (expense), net	13,324	(3,643)	—	1,331	(3,382)	(5,694)	7,630
Net loss	$(10,470)	$(3,643)	$(1,478)	$1,331	$(3,382)	$(7,172)	$(17,642)
Net loss per share attributed to common stockholders - basic and diluted	$(0.20)					$(0.13)	$(0.33)
Restated Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s (Deficit) Equity as of March 31, 2022 (unaudited)

	As of March 31, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Additional Paid-In Capital	$382,959	$6,170	$—	$—	$(445)	$5,725	$388,684
Accumulated deficit	(217,601)	(3,643)	(1,478)	1,331	(3,382)	(7,172)	(224,773)
Total Stockholders’(Deficit)Equity	165,430	2,527	(1,478)	1,331	(3,827)	(1,447)	163,983
Restated Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Net loss	$(10,470)	$(3,643)	$(1,478)	$1,331	$(3,382)	$(7,172)	$(17,642)
Accrued expenses and other current liabilities	2,606	—	1,478	—	—	1,478	4,084
Change in fair value of derivate warrant liabilities	(5,822)	—	—	(1,331)	3,382	2,051	(3,771)
Change in fair value of earn-out liability	(9,634)	3,643	—	—	—	3,643	(5,991)
Net cash in operating activities	(15,721)	—	—	—	—	—	(15,721)
There was no impact to net cash used in operating activities for the three months ended March 31, 2022.

1
5

The cumulative impact of the error corrections on the Company’s accumulated deficit and net loss was $7.2 million, and the impact on stockholders’ equity (deficit) was $1.4 million as of and for the period ended March 31, 2022.
The Company recorded the following adjustments to correct the prior period errors in the financial statements as of and for the period ended June 30, 2022 such that the consolidated balance sheet and the year-to-date
consolidated statement of operations appropriately reflect the accounting impacts of the related transactions (in thousands):
Restated Condensed Consolidated Balance Sheet (unaudited)

	As of June 30, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Accrued expenses and other current liabilities	$4,428	$—	$1,590	$—	$—	$1,590	$6,018
Total current liabilities	11,279	—	1,590	—	—	1,590	12,869
Derivative warrant liabilities	8,944	—	—	—	3,204	3,204	12,148
Earn-out liabilities	8,925	(1,070)	—	—		(1,070)	7,855
Total liabilities	54,765	(1,070)	1,590	—	3,204	3,724	58,489
Additional paid-in capital	401,290	6,170	—	—	(445)	5,725	407,015
Accumulated deficit	(227,575)	(5,101)	(1,590)	—	(2,759)	(9,450)	(237,025)
Total stockholders’ equity (deficit)	173,825	1,069	(1,590)	—	(3,204)	(3,725)	170,100
Restated Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Research and development	$12,634	$—	$113	$—	$—	$113	$12,747
Total operating expenses	26,906	—	113	—	—	113	27,019
Loss from operations	(25,645)	—	(113)	—	—	(113)	(25,758)
Change in fair value of derivate warrant liabilities	8,687	—	—	(1,331)	623	(708)	7,979
Change in fair value of earn-out liability	8,024	(1,458)	—	—	—	(1,458)	6,566
Total other income (expense), net	15,671	(1,458)	—	(1,331)	623	(2,166)	13,505
Net loss	$(9,974)	$(1,458)	$(113)	$(1,331)	$623	$(2,279)	$(12,253)
Net loss per share attributed to common stockholders - basic and diluted	$(0.09)					$(0.02)	$(0.11)

	For the Six Months Ended June 30, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Research and development	$25,083	$—	$1,590	$—	$—	$1,590	$26,673
Total operating expenses	52,391	—	1,590	—	—	1,590	53,981
Loss from operations	(49,440)	—	(1,590)	—	—	(1,590)	(51,030)
Change in fair value of derivate warrant liabilities	14,509	—	—	—	(2,759)	(2,759)	11,750
Change in fair value of earn-out liability	17,658	(5,101)	—		—	(5,101)	12,557
Total other income (expense), net	28,996	(5,101)	—	—	(2,759)	(7,860)	21,136
Net loss	$(20,444)	$(5,101)	$(1,590)	$—	$(2,759)	$(9,450)	$(29,894)
Net loss per share attributed to common stockholders - basic and diluted	$(0.24)					$(0.12)	$(0.36)
Restated Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s (Deficit) Equity as of June 30, 2022 (unaudited)

	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Additional Paid-In Capital	$401,290	$6,170	$—	$—	$(445)	$5,725	$407,015
Accumulated deficit	(227,575)	(5,101)	(1,590)	—	(2,759)	(9,450)	(237,025)
Total Stockholders’ (Deficit) Equity	173,825	1,069	(1,590)	—	(3,204)	(3,725)	170,100

1
6

Restated Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2022
	As reported	To be adjusted - (a)	To be adjusted - (b)	To be adjusted - (c)	To be adjusted - (d)	To be adjusted - Total	As Restated
Net loss	$(20,444)	$(5,101)	$(1,590)	$—	$(2,759)	$(9,450)	$(29,894)
Accrued expenses and other current liabilities	967	—	1,590	—	—	1,590	2,557
Change in fair value of derivative warrant liabilities	(14,509)	—	—	—	2,759	2,759	(11,750)
Change in fair value of earn-out liability	(17,658)	5,101	—	—	—	5,101	(12,557)
Net cash used in operating activities	(35,085)	—	—	—	—	—	(35,085)
The cumulative impact of the error correction on the Company’s accumulated deficit was $9.5 million; the impact on stockholders’ equity (deficit) was $3.7 million; and the impact on net loss was $2.3 million as of and for the three months ended June 30, 2022. The cumulative impact of the error correction on the Company’s net loss for the six months ended June 30, 2022 was $9.5 million. There was no impact to net cash used in operating activities for the six months ended June 30, 2022.

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
Act until the earliest of (a) the last day of Rigetti’s first fiscal year following the fifth anniversary of the completion of SNII’s initial public offering, (b) the last date of Rigetti’s fiscal year in which Rigetti has total annual gross revenue of at least $1.24 billion, (c) the date on which Rigetti is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates
or (d) the date on which Rigetti has issued more than $1.0 billion in non-convertible
debt securities during the previous three years.
Use of Estimates
— The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Such management estimates include, but are not limited to, the fair value of share-based awards, the fair value of the convertible preferred stock warrants, fair value of the Forward Warrant Agreement (as defined below) , the fair value of derivative warrant liabilities, the fair value of Sponsor Vesting Shares issued in connection with the business combination (See Note 3), goodwill and intangible assets, accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates.
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
The Company incurred
$
1.7
 million
 and

$
2.6
 million of offering costs for the three and nine months ended September 30, 2022, respectively, which related to filing new registration statements with the SEC after the close of the Business Combination. These costs are incremental to those disclosed in Note 3. The Company did no
t incur deferred offering costs for the three and nine months ended September 30,
2021. A
portion of the offering costs amounting to $0.7 million relates to the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC. As of September 30, 2022, while the registration statement related to the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC was filed with the SEC, there were no shares issued other than the commitment shares referred to in Note 9. As such $
0.7

million of the offering costs were classified as deferred offering costs.

1
7

Deferred Financing Costs
— The incremental cost, including the fair value of warrants, directly associated with obtaining debt financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest method with such amortized amounts included as a component of interest expense in the consolidated statements of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligation.
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
Comprehensive Loss
— Comprehensive loss consists of net loss and changes in equity during a period from transactions and other equity and circumstances generated from non-owner
sources. Comprehensive loss consists of two components including, net loss and other comprehensive loss. The Company’s other comprehensive gain/(loss) consists of foreign currency translation adjustments that result from consolidation of its foreign entities and unrealized gain/(loss) on available-for-sale
securities.
Cash, Cash Equivalents and Restricted Cash
— As of September 30, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. As of September 30, 2022, cash equivalents consist primarily of money market funds, and there were no cash equivalents at December 31, 2021. The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost which approximates fair value.
The Company’s restricted cash balance classifies all cash whose use is limited by contractual provisions. As of September 30, 2022, restricted cash consists of cash secured as collateral for letters of credit in favor of the Company’s landlord. The Company may not access these funds until it vacates this office space (leases expire in 2029). As of December 31, 2021, restricted cash consists of cash secured as collateral for letters of credit in favor of the Company’s landlord and its corporate credit card program.
The following table provides a reconciliation of cash and cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows for the nine months ended September 30, 2022: (In thousands)

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$73,837	$11,729
Restricted cash	117	317

Total cash and cash equivalents and restricted cash	$73,954	$12,046

1
8

Investments
—
The Company classifies its investments in fixed income securities as available-for-sale
debt
investments
. The Company’s investments consist of U.S Treasury securities, commercial paper, and corporate bonds that have a maturity of one year or less. These investments are recorded in our consolidated balance sheets at fair value. The fair value of our underlying investments is based on observable inputs and classified as Level 1 and Level 2. Unrealized gains and losses on these investments are included as a separate component of Accumulated Other Comprehensive Income (Loss). The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations. See Note 12 for further information on fair value.
Accounts Receivable
— Accounts receivable are recorded at invoice value, net of allowance for doubtful accounts. Unbilled receivables are included in accounts receivable and include amounts that were invoiced subsequent to the period end for which revenue was recognized in advance of the right to invoice. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs,
collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. As of September 30, 2022 and December 31, 2021, the Company does not have any allowances for doubtful accounts.
Impairment of Long-Lived Assets and Goodwill
— Long-lived assets, primarily property and
equipment
, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of the asset (asset group) by determining whether the carrying value of such asset (asset group) will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amounts of the asset (asset group), the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the asset (asset group). During the three and nine months ended September 30, 2022 and 2021, no impairment charge has been recorded.
Goodwill is not amortized, but is reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company believes that no triggering event has taken place through September 30, 2022.
However, with the macroeconomic uncertainty and the decline in the Company’s stock price, there could be a non-cash
charge for impairment in a future period should the decline in stock price subsequent to September 30, 2022 be sustained, the Company experiences negative changes to its position in the market or lack of growth in demand for its products and services. As additional facts and circumstances evolve, the Company will continue to observe and assess whether an impairment trigger has occurred and whether any future impairment assessments result in non-cash
impairment charges in future periods.
Public and Private Warrants
— Prior to the Business Combination, SNII issued 4,450,000 Private Warrants and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.

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
On the consummation of the Business Combination, the Company recorded a liability related to the Private Warrants of
$9.6
million (as restated and discussed in Note 1), with an offsetting entry to additional paid-in capital. On September 30, 2022, the fair value of the Private Warrants decreased to
$2.2 million,
with the gain on the change in fair value recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. See Note 10 and 12, for further information on fair value.
Similarly, on consummation of the Business Combination, the Company recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in
capital. On September 30, 2022, the fair value of the Public Warrants decreased to $1.9 million with the gain on fair value change recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. See Note 10 and 12, for further information on fair value.
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
Other than the Public and Private Warrants noted above, the Company also issued other warrants which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black- Scholes model and are subsequently remeasured at each reporting period with changes recorded as a component of other (expense) income in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Earn-Out
Liability
— At the closing of the Business Combination, the SPAC Sponsor subjected certain Sponsor Vesting Shares to forfeiture and vesting as of the Closing Date if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year
period following the Closing (the “Earn-Out Triggering Events”). Any such shares held by the Sponsor that remain unvested after the fifth anniversary of the Closing will be forfeited.
These Sponsor Vesting Shares are accounted for as liability classified instruments because the
Earn-Out
Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the Common Stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $
20.4
 million (as restated and discussed in Note 1) at the Closing Date.
As
 of September 30, 2022, the
Earn-Out
Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $
3.0
 million
 after applying the revised valuation inputs described in Note 1.
 The change in the fair value of $
4.9
million and $
17.4
 million is included in gain on fair value change, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 applying the revised valuation inputs described in Note 1
.

2
0

Significant inputs into the respective models at March 2, 2022 (the initial recognition) and September 30, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	September 30, 2022
Stock Price	$9.43	$1.88
Simulated trading days	1,198.00	1,114.00
Volatility (annual)(1)	30.50%	80.30%
Risk-free rate	1.74%	4.07%
Estimated time to expiration (years)	5	4.42

(1)	As revised and discussed in Note 1 — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
Revenue Recognition
— The Company generates revenue through its Quantum Computing as a Service (“QCaaS”) and development contracts and other services. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to QCaaS is recognized over time as access to the systems is provided on a ratable basis over the subscription term, which can range from six months to two years. This time-based input measure of progress provides a faithful depiction of the transfer of the services because the customer obtains generally equal benefit from its access to the systems throughout the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. This output method provides a faithful depiction of the transfer of the services because the customer has purchased a specified quantity of hours of usage that diminishes each time an hour is expended and therefore each hour of access to the systems is considered a discrete delivery of underlying services in these arrangements.
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

2
1

Net income (loss) per share
— Basic net loss per common share is computed by dividing the net loss available to Common Stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to Common Stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of common shares and potential common shares outstanding when the impact is not antidilutive. Potential common shares from stock options, unvested restricted stock units and Common Stock warrants are computed using the treasury stock method, while those from convertible Series C and
C-1
Preferred Stock are computed using the
if-converted
method. Contingently issuable shares are included in basic Earnings Per Share (“EPS”) only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computation of basic EPS.
Stock-Based Compensation
— The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company’s share-based compensation awards are all equity-classified and consist of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”). Stock options have service vesting conditions ranging from 1 to 5 years. RSAs are fully vested on grant date. RSUs granted under the Rigetti & Co., Inc. 2013 Equity Incentive Plan (the “2013 Plan”) have a
4-year
service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control
event, successful initial public offering or successful merger with a special purpose acquisition company, which was satisfied at the Closing. RSUs granted under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) have service vesting condition only.
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
Concentrations of Credit Risk
— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, commercial paper, corporate bonds, and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments are placed with high-credit-quality financial institutions, and at times exceeds federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.
Significant customers that represent 10% or more of revenue are set forth in the following tables:

	For the Nine Months Ended September 30,
Customer	2022	2021
Customer A	26%	20%
Customer B	20%	18%
Customer C	18%	19%
Customer D	17%	25%
Customer E	*	16%

	For the Three Months Ended September 30,
Customer	2022	2021
Customer A	35%	*
Customer B	23%	16%
Customer C	18%	14%
Customer D	14%	*
Customer E	*	42%
Customer F	*	28%

*	Customer accounted for less than 10% of revenue in the respective period

2
2

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	September 30,	December 31,
Customer	2022	2021
Customer A	44%	*
Customer B	27%	34%
Customer C	21%	35%
Customer D	*	29%

*	Customer accounted for less than 10 % of accounts receivable in the respective period
For the three and nine months ended September 30, 2022, sales to government entities comprised 77.26% and 74.08% of the Company’s total revenue, respectively. For the three and nine months ended September 30, 2021, sales to government entities comprised 84.41% and 79.55% of the Company’s total revenue, respectively.
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
The amended ASU
2016-02
requires lessees to recognize on the balance sheet a
right-of-use
asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU
2016-02
retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU
2016-02
also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU
2016-02,
which includes a number of optional practical expedients that entities may elect to apply. The Company plans to adopt the ASC Topic 842 on December 31, 2022 with an effective date of January 1, 2022. The Company is evaluating the changes required to support the adoption of the new standard, including the quantitative impact this guidance will have on its financial statements and related disclosures; however, the Company expects that the adoption of this standard will result in a material increase in assets and liabilities on its consolidated balance sheets, primarily as a result of recognizing assets and liabilities associated with existing office leases.
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
No shares of Preferred Stock were issued and outstanding as of September 30, 2022.

2
3

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
As a result of and upon the effective time of the Domestication (which occurred on March 1, 2022), among other things: (1) each then issued and outstanding Class A ordinary share, par value $
0.0001
 per share, of SNII (“SNII Class A ordinary share”) converted automatically, on a one-for-one basis, into a share of Common Stock; (2) each then issued and outstanding Class B ordinary share, par value $
0.0001 per share, of SNII (“SNII Class B ordinary share”) converted automatically, on a one-for-one
basis, into a share of Common Stock; (3) each then issued and outstanding whole warrant of SNII to purchase one SNII Class A ordinary shares converted automatically into a
Public Warrant
to acquire one share of Common Stock at an exercise price of $11.50 per share pursuant to the Warrant Agreement, dated March 1, 2021, between SNII and American Stock Transfer & Trust Company, as warrant agent; (4) and each then issued and outstanding unit of SNII (the “SNII Units”) was separated and converted automatically into one share of Common Stock and one-fourth
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
twenty trading days
within a period of
thirty consecutive trading days
. Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited. (Refer to Note 2 for related significant accounting policy for Sponsor
Earn-Out
Liability)
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

2
4

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

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled $20.65 million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Warrants and Sponsor Vesting Shares were expensed in the consolidated statements of operations. Of the total transaction cost of $
20.65 million, $19.75 million was recorded to additional
paid-in
capital as a reduction of proceeds and the remaining $0.9 million was recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2022. Transaction cost paid through cash during the nine months ended September 30, 2022 equals $16.7 million with no amounts paid during the three months ended September 30, 2022. For the nine months ended September 30, 2022, the Company also paid a one-time
bonus to certain employees related to the business combination of $2.1 million with no amounts paid during the three months ended September 30, 2022.
The amount recorded to additional
paid-in-capital
was $159.55 million

(as restated and discussed in Note 1),
 comprised of $225.6 million net proceeds less $19.75 million transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.6 million
(as restated and discussed in Note 1)
recognized for the Private Warrant liabilities, and $20.4 million recognized for the earn-out
liabilities.
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

2
5

*
Includes (i) 2,479,000 shares of Common Stock held by the Sponsor (the “Promote Sponsor Vesting Shares”) and (ii) 580,273 shares of Common Stock held by the Sponsor (“Sponsor Redemption-Based Vesting Shares”).

**
(i) all
outstanding shares of Legacy Rigetti Common Stock as of immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti Preferred Stock Conversion), were exchanged at an exchange ratio of 0.7870 (the “Exchange Ratio”). (ii) the conversion ratio to Legacy Rigetti Common Stock for the Legacy Series C Preferred Stock was
one-for-one
and for Legacy Series C-1 Preferred Stock was
eight-for-one.

4. INVESTMENTS
As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $33.0 million in money market funds, $57.7 million in United States Treasury securities, $3.6 million in corporate bonds and $25.9 million in commercial paper. The money market funds are classified as cash equivalents in the condensed consolidated balance sheets. The Company classifies its investments in fixed income securities as available-for-sale.
Available-for-sale
marketable securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding loss included in other comprehensive income, and fair value of the investment securities on September 30, 2022 are presented in the table below. The Company did not hold investment securities at December 31, 2021.

	Amortized Cost as of September 30, 2022	Gross Unrealized Holding Loss	Fair Value as of September 30, 2022

	(in thousands)
Cash Equivalents:
Money Market Funds	$32,985	$—	$32,985
Short-term investments:
United States Treasury Securities	58,066	(339)	57,727
Corporate Bonds	3,572	(17)	3,555
Commercial Papers	25,904	—	25,904

	$120,527	$(356)	$120,171

The Company reviews the individual securities that have unrealized losses in its short-term investment portfolio on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit
related factors. Accordingly, the Company determined that the unrealized losses were not other-than-temporary and that recording an impairment was therefore unnecessary for its short-term investments as of September 30, 2022.

2
6

5. REVENUE RECOGNITION
The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Type of Goods or Service	(In thousands)
Collaborative research and other professional services	$1,990	$2,405
Access to quantum computing systems	814	514

	$2,804	$2,919

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	2,804	2,919

	$2,804	$2,919

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Type of Goods or Service	(In thousands)
Collaborative research and other professional services	$4,982	$4,951
Access to quantum computing systems	2,060	1,867

	$7,042	$6,818

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	7,042	6,818

	$7,042	$6,818

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Trade receivables	$1,143	$961
Unbilled receivables	$1,152	$582
Deferred revenue	($811)	($985)

2
7

Changes in deferred revenue from contracts with customers were as follows:

Nine Months Ended
September 30,
2022
(In thousands)
Balance at beginning of period	$(985)
Deferral of revenue	(384)
Recognition of deferred revenue	558

Balance at end of period	$(811)

Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $9.3 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $3.3 million during the remainder of the year ended December 31, 2022, and $6.0 million during the years ended December 31, 2023 and December 31, 2024.
Deferred Contract Acquisition and Fulfillment Costs—The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC
340-40.
Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC
340-40
have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of September 30, 2022 and December 31, 2021.
6. COMMITMENTS AND CONTINGENCIES
Leases —The Company leases office spaces under noncancelable operating lease agreements, which expire through 2029. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for operating leases for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively. Rent expense for operating leases for the nine months ended September 30, 2022 and 2021 was $1.3 million and $1.1 million, respectively. The Company has accrued $0.4 million in deferred rent as of September 30, 2022 and December 31, 2021, respectively, primarily relating to one of its office spaces. Deferred rent that will be recognized within the 12 months after the balance sheet date is included within accrued expenses and other current liabilities, the remaining balance is recorded within other liabilities on the Company’s consolidated balance sheets.
Future minimum lease payments under
non-cancelable
operating leases as of September 30, 2022 are as follows (in thousands):

As of September 30, 2022 (in thousands)
Remainder of 2022	$376
2023	1,262
2024	1,299
2025	1,338
2026	1,379
Thereafter	4,006

Total minimum future lease payments	$9,660

Litigation — The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

2
8

7. FINANCING ARRANGEMENTS
Loan and Security Agreement
In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of Common Stock (the “Trinity Warrants”) which is recorded at fair value using the Black-Scholes model, see Note 10 for the fair value assumptions.
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
Under the Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at a rate of the greater of 11% and the US Prime Rate plus 7.50% per annum, payable monthly. The Term Loan includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.
In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between 19.42 – 25.41% for all tranches of the debt as of September 30, 2022.
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
The book value of debt approximates its fair value given its maturity and variable interest rate. Long term debt and the unamortized discount balances are as follows (in thousands):

	September 30,	December 31,

	2022	2021

	(in thousands)
Outstanding principal amount	$32,000	$27,000
Add: accreted liability of final payment fee	333	125
Less: unamortized debt discount, long term	(1,583)	(1,618)
Less: current portion of long term debt-principal	(7,751)	(1,291)

Debt - net of current portion	$22,999	$24,216

Current portion of long term debt-principal	$7,751	$1,291
Less: current portion of unamortized debt discount	(917)	(716)

Debt-current portion	$6,834	$575

For the three and nine months ended September 30, 2022 the Company has recorded interest expense of $1.4 million and $3.8 million, which includes the accretion of the end of term liability of $76.5 thousand and $211.2 thousand, the amortization of commitment fee asset of $72.8 thousand and $189.1 thousand and the amortization of debt issuance cost of $256.1 thousand and $671.6 thousand, respectively. The unamortized issuance cost of $2.5 million at September 30, 2022 is offset against the carrying value of the term loan in the accompanying condensed consolidated balance sheet. See Deferred Financing Cost policy at Note 2.
Scheduled principal payments on total outstanding debt, as of September 30, 2022, are as follows (in thousands):

	September 30,	December 31,

	2022	2021

	(in thousands)
2022	$702	$702
2023	9,273	8,682
2024	12,914	11,008
2025	8,734	6,608
2026	377	—

	$32,000	$27,000

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
No shares of Preferred Stock were issued and outstanding as of September 30, 2022.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and after payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the Common Stock are entitled to the entire remaining assets of the Company on a pro rata basis.

3
0

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the warrants and stock-based awards outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.
As of September 30, 2022, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock Warrants	17,266,056
Stock-Based Awards—RSUs Outstanding	14,797,277
Stock-Based Awards—Options Outstanding	8,307,065

Total	40,370,398

The Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company may issue and sell to B. Riley the lesser of i) $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock or ii) an amount not to exceed 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Common Stock Purchase Agreement). The Company did not issue or sell any shares to B. Riley under the Common Stock Purchase Agreement during the three and nine months ended September 30, 2022 other than the 171,008 shares issued as consideration for entering into the purchase agreement.
In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022 pursuant to which the Company provides B. Riley with registration rights with respect to such Common Stock and pursuant to which the Company has filed a registration statement covering the resale of such Common Stock.
Upon the initial satisfaction of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement, on September 14, 2022 (the “Commencement Date”) the Company will have the right, but not the obligation, from time to time at the Company’s sole discretion over the
24-month
period from and after the Commencement, to direct B. Riley to purchase a specified amount of shares not to exceed the lesser of (i) 1,000,000 shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Common Stock traded on The Nasdaq Capital Market (“Nasdaq”) during the applicable period beginning at the official open (or “commencement”) of the regular trading session on the applicable purchase date for such purchase and ending at such time that the total aggregate volume of shares of common stock traded on Nasdaq reaches the Purchase Share Volume Maximum
(as defined herein)
for such purchase (
as applicable) (
such period for each purchase, the “Purchase Valuation Period”). “Purchase Share Volume Maximum” means, with respect to a purchase made pursuant to the Purchase Agreement, the number of shares of Common Stock equal to the quotient obtained by dividing the (i) total number of shares of Common Stock to be purchased by B. Riley in the relevant purchase (the “Purchase Share Amount”), by (ii) 0.20 (subject to certain adjustments).
10. WARRANTS
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the Rigetti warrants outstanding and corresponding strike price prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.
Liability Classified Warrants
Public Warrants
Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior

3
1

written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of September 30, 2022, there were 8,625,000 Public Warrants issued and outstanding (Refer to Note 12 for fair value measurement).
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
The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at March 2, 2022 (the initial recognition) and September 30, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	September 30, 2022
Stock Price	$9.43	$1.88
Strike Price	$11.50	$11.50
Volatility (annual)(1)	30.66%	79.22%
Risk-free rate	1.74%	4.07%
Estimated time to expiration (years)	5	4.422
Dividend yield	—%	—%

(1)	As revised and discussed in Note 1 — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
On August 18, 2022, the Private Placement Warrants were transferred from the initial purchasers to permitted transferees of the SPAC Sponsor by means of an internal partnership distribution.
Trinity Warrants
The Trinity Warrants were issued in March of 2021 for warrants to purchase 313,252 shares of Common Stock, and additional warrants to purchase 469,877 shares of Common Stock were issued in connection with the Tranche B Amendment, see Note 7. Therefore, there were total of 783,129 Common Stock warrants issued in conjunction with the Loan and Security Agreement in 2021. The Company utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of the Debt Issuance Cost. The outstanding Common Stock warrants were recognized as liabilities on the consolidated balance sheet and were measured at their inception date fair value using the Black-Scholes model and were subsequently remeasured at each reporting period with change recorded as a component of other income in the Company’s consolidated statements of operations.
The warrant liability balance was $6.4 million as of June 2, 2022, at which time all outstanding Trinity Warrants of 783,129 were exercised into shares of the Company’s Common Stock and the warrant liability reclassified to equity upon such exercise. The fair value of the warrant liability of $6.4 million was reclassified to equity upon such exercise. The Company recorded a total loss of $0 and $2.0 million to Change in Fair Value of Warrant Liability as a component of other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively, after applying the revised valuation inputs as described in Note 1.
The warrant issued in conjunction with the Loan and Security Agreement was classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. See Deferred Financing Cost disclosure at Note 2 Summary of Significant Accounting Policies.

3
2

The fair value of the Trinity Warrant liabilities presented above were measured using the Black Scholes model approach. Significant inputs into the respective models at June 2, 2022, the exercise date of the Trinity Warrants, are as follows:

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
The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash
consideration payable to a customer. The Company determined that the Customer Warrants met the requirements for equity classification under ASC 718 and measured the Customer Warrants based on their grant date fair value, estimated to be $0.2 million. The Company
 r
ecorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrants will be met. During the three and nine months ended September 30, 2022, the Company recorded a reduction of revenue related to the arrangement with the customer totaling $2.5 thousand and $6.3 thousand, respectively, as of September 30, 2022, the deferred asset balance outstanding is $88.8 thousand, which will be recognized as a reduction in revenue in future periods.
The vesting status of the Customer Warrant is as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Vested Customer warrants	1,340,297	1,072,237
Unvested Customer warrants	1,340,310	1,608,359

	2,680,607	2,680,596

3
3

11. FORWARD WARRANT AGREEMENT
In connection with the execution of the Merger Agreement in October 2021 (See Note 1), Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner, Ampere Computing LLC (“Ampere”) for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $10.0 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and Ampere. The parties entered into the collaboration agreement in January 2022. Ampere was required to pay $5.0 million to Rigetti no later than the later of (i) the Closing and (ii) June 30, 2022.
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
The Company evaluated the Forward
Warrant
Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward
Warrant
Agreement by using the Forward Contract Pricing methodology at inception and at the end of September 30, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, the Company calculated the fair value of the
Forward Warrant Agreement
to be a $1.9 million derivative asset and a ($0.2 million) derivative liability at September 30, 2022 and December 31, 2021, respectively. The Company has included the derivative asset as a forward contract asset and the derivative liability separately in other liabilities (current) on the balance sheet line in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The change in fair value is recorded as part of the general and administrative operating activities in the Company’s condensed consolidated statements of operations. The following table represents key valuation assumptions as of the quarter ended September 30, 2022.

Key Valuation Assumptions
Holding period (in years)	1.017
Risk free rate	4.01%
Probability of the contingency occurrence	50%
Underlying value per share	$1.88
12. FAIR VALUE MEASUREMENTS
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

3
4

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
The fair value measurements of financial assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash Equivalents:
Money Market Funds	$32,985	$—	$—
Short-term investments:
United States Treasury Securities	57,727	—	—
Corporate Bonds	—	3,555	—
Commercial Paper	—	25,904	—
Forward Warrant Agreement	—	—	1,930

Total Assets	$90,712	$29,459	$1,930

Liabilities:
Derivative warrant liability-Private Warrants	—	—	2,181
Derivative warrant liability-Public Warrants	1,865	—	—
Earn-out Liability	—	—	2,995

Total Liabilities	$1,865	$—	$5,176

	December 31, 2021

	Level 1	Level 2	Level 3
	(in thousands)
Liabilities:
Derivative warrant liability — Trinity Warrants	—	—	4,355
Forward warrant agreement	—	—	230

Total Liabilities	$—	$—	$4,585

As of September 30, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants liability and Private Warrants, 2) Forward Warrant Agreement, and 3) Earn-out liability.
The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. The Company’s money market funds and U.S. Treasury securities are classified within Level I due to the highly liquid nature of these assets with quoted prices in active markets. The investments in available-for-sale securities (i.e., commercial paper and corporate debt securities) and corporate debt issued by the Company are classified within Level II. The fair value of the Company’s Level II financial assets and liabilities is determined by using inputs based quoted market prices for similar instruments. All other financial instruments are classified as Level 3 liabilities as they all include unobservable inputs.
The Private Warrants were initially measured at fair value using a Black Scholes model. The Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Company has further discussed the key aspects of the fair value measurements described above in Notes 10 and 11 to the financial statements.
The aggregate fair value of the Sponsor Vesting Shares on the Closing date was estimated using a Monte Carlo simulation model. The Company has further discussed the key aspect of the valuation inputs in Note 2 significant accounting policy for Sponsor Earn-Out Liability.

3
5

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
There have been no changes in fair value measurement techniques (other than the change in valuation assumptions described in Note 1) during the three and nine months ended September 30, 2022. There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2022.
A summary of the changes in the fair value of the Company’s Level 3 financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

	Derivative warrant liability-Trinity Warrants	Derivative warrant liability-Private Warrants	Forward Warrant Agreement	Earn-out Liability

	(in thousands)
Balance—December 31, 2021	$4,355	$—	$230	$—

Initial measurement (as restated and discussed in Note 1) on March 2, 2022 upon Business Combination (Note 3)(1)		9,612		20,413
Change in fair values	2,015	(7,431)	(5,465)	(17,418)
Extinguishment due to exercise of the warrants	(6,370)	—	3,305	—

Balance—September 30, 2022	$—	$2,181	$(1,930)	$2,995

(1)	For discussion on the restatement adjustments, see Note 1 — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
13. EQUITY PLANS
2013 Equity Incentive Plan
In 2013, the Company adopted the 2013 Plan which provides for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Closing Date and consummation of the Business Combination effective March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.
2022 Equity Incentive Plan
In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards (“RSA”), restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of Common Stock initially reserved for issuance under the 2022 Plan was 18,332,215 shares. As of September 30, 2022, 6,344,596 shares were available for future issuance under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the Common Stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock

3
6

Stock Options
A summary of activity related to stock option is summarized as below (in thousands, except for share and per share data):

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2021	11,468,275	$0.36	8.1	$46,839
Granted	—
Exercised	(2,479,297)	$0.27		$9,765
Forfeited and expired	(681,913)	$0.27

Outstanding—September 30, 2022	8,307,065	$0.36	7.4	$12,624

Exercisable—September 30, 2022	5,329,686	$0.40	7.3	$7,881
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $0.09 per share. No new option grants were issued during the nine months ended September 30, 2022. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and September 30, 2021 is $9.8 million and $3.9 million, respectively.
As of September 30, 2022, there was $1.6 million of unrecognized compensation cost related to non-vested
stock options granted under the 2013 Plan, which is expected to be recognized over a weighted-average period of approximately 1.44 years.
Restricted Stock Units
A summary of activity related to RSUs is summarized as below:

	RSUs	Weighted Average Fair Value Per Share
Balance at December 31, 2021	5,388,455
Granted	15,933,249	$4.79
Vested	(5,437,945)
Forfeited	(1,086,482)

Balance at September 30, 2022	14,797,277

On March 2, 2022, the performance condition of all outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up
compensation expense for the vesting period that has been satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.
Total fair value of the RSUs vested during the nine months ending September 30, 2022 and 2021 was $26.9 million and $0 respectively.
Stock-based compensation expense related to RSUs granted to employees was $14.5 million and $35.8 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense was $0 for the three and nine months ended September 30, 2021. As of September 30, 2022, the unrecognized compensation expense related to unvested RSUs was approximately $65.8 million which is expected to be recognized over a weighted-average period of approximately 2.65 years.
Restricted Stock Awards
During the first nine months ended September 30, 2022, 120,000 restricted stock awards (“RSAs”) were issued and vested immediately on the grant date as part of transaction bonuses in recognition of efforts in connection with the Business Combination. The total compensation expense related to RSAs was $0.6 million for the three and nine months ended September 30, 2022, respectively. The compensation expense was $0 for the three and nine months ended September 30, 2021.

3
7

The table below summarizes the total stock compensation expenses for the nine months and three months ended September 30, 2022:

	3 Months Ended	9 Months Ended
	September 30,	September 30,
	2022	2022
Research and development	$5,933	$10,531
Selling and marketing expenses	898	1,595
General and administrative expenses	8,290	25,517

Total Stock Compensation Expenses	$15,121	$37,643

	3 Months Ended	9 Months Ended
	September 30,	September 30,
	2021	2021
Research and development	$294	$932
Selling and marketing expenses	29	90
General and administrative expenses	195	614

Total Stock Compensation Expenses	$518	$1,636

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

3
8

The Company did not grant any stock option awards during the three and nine months ended September 30, 2022. The range of assumptions used in the Black-Scholes option-pricing model for options issued to employees during the nine months ended September 30, 2021, are as follows:

September 30, 2021
Expected volatility	46.8%
Weighted-average risk-free interest rate	1.07%
Expected dividend yield	—%
Expected term (in years)	6.1 years
Exercise price	$0.21
14. NET LOSS PER SHARE
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.
The following table sets forth the computation of basic and diluted net loss per share of Common Stock for the three and nine months ended September 30, 2022, and 2021 (in thousands, except for share and per share data):

	Three Months Ended September 30,
	2022	2021
Net Loss	$(18,755)	$(9,756)
Basic and diluted shares
Weighted-average Common Stock outstanding	118,571,295	22,554,422
Loss per share for Common Stock
— Basic	$(0.16)	$(0.43)
— Diluted	$(0.16)	$(0.43)

	Nine Months Ended September 30,
	2022	2021
Net Loss	$(48,649)	$(27,617)
Basic and diluted shares
Weighted-average Common Stock outstanding	95,690,821	22,129,715
Loss per share for Common Stock
— Basic	$(0.51)	$(1.25)
— Diluted	$(0.51)	$(1.25)

There are 3,059,273 shares of contingently issuable Common Stock pursuant to the earn-out arrangement that were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as of September 30, 2022. The weighted-average common shares outstanding for the three and nine months ended September 30, 2022 and 2021 include 2,076,116 and 2,905,130 warrants with an exercise price of $0.01 for the three and nine months ended September 30, 2022, respectively, and 5,127,836 and 5,206,096 warrants with an exercise price of $0.01 for the three and nine months ended September 30, 2021, respectively.
The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
The Company excluded the following weighted average potential common shares from the computation of diluted net loss per share as of September 30, 2022 and September 30, 2021:

	As of
	September 30,
	2022	2021
Convertible Series C-1 Preferred Stock(1)	—	23,218,320
Convertible Series C Preferred Stock (1)	—	54,478,033
Common Stock Warrants (1) (2)	14,444,127	2,152,279
Stock Options (1)	8,307,065	11,999,616
Restricted Stock Units (1)	14,797,277	—

	37,548,469	91,848,248

(1)	The number of outstanding shares as of September 30, 2021 have been retrospectively adjusted to reflect the Exchange Ratio.
(2)	The number of outstanding warrants as of September 30, 2022 and September 30, 2021 does not include 1,340,310 and 1,608,359 shares, respectively, of Unvested Customer Warrants.
15. INCOME TAXES
The Company did not record income tax expense for the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021 due to the Company’s loss position and full valuation allowance.
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, the foreign rate differential related to subsidiary earnings, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

4
0

16. SEGMENTS
The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
	(in thousands)		(in thousands)
United States	$2,228	79.5%	$2,502	85.7%
United Kingdom	576	20.5%	417	14.3%

	$2,804	100.0%	$2,919	100.0%

	Nine Months Ended September 30,
	2022		2021
	Amount	%	Amount	%
	(in thousands)		(in thousands)
United States	$5,772	82.0%	$5,148	75.5%
United Kingdom	1,270	18.0%	1,670	24.5%

	$7,042	100.0%	$6,818	100.0%

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.
17. SUBSEQUENT EVENTS
On November 12, 2022, the board of directors of the Company accepted the resignation of Dr. Chad Rigetti, the Company’s Founder, President and Chief Executive Officer, from all positions he holds with the Company. The effective date of Dr. Rigetti’s departure from the Company is expected to be December 15, 2022. Until such departure date, Dr. Rigetti remains a Director on the Company’s board of directors and will continue as a non-executive
employee of the Company for the transition period from November 12, 2022 until such departure date. The Company is conducting a search for Dr. Rigetti’s successor.
On November 12, 2022, the Company’s board of directors appointed Rick Danis, the Company’s General Counsel and Corporate Secretary, to serve as Interim President and Chief Executive Officer of the Company effective as of such date until a successor to Dr. Rigetti has been appointed.

4
1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those we describe under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors.

For purposes of this discussion, “Rigetti,” “the Company,” “we,” “us” or “our” refer to Rigetti Computing, Inc. and its subsidiaries unless the context otherwise requires.

Restatement of Previously Issued Financial Statements

As discussed in Note 1, Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we are restating our consolidated financial statements and related financial information for the quarters ended March 31, 2022 and June 30, 2022.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $18.8 million and $9.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $48.6 million and $27.6 million for the nine months ended September 30, 2022 and September 30,2021 respectively. As we expect to continue to invest in research and development infrastructure, we expect to continue to incur additional losses for the foreseeable future in line with our long-term business strategy. As of September 30, 2022, we had an accumulated deficit of $255.8 million.

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

As a result of the Business Combination, all of the shares of Legacy Rigetti Common Stock outstanding immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti preferred stock conversion) were converted into the right to receive an aggregate of 78,959,579 shares of our Common Stock, par value $0.0001 per share (“Common Stock”). Additionally, each issued and outstanding share of Supernova Class A and Class B Common Stock held by Supernova automatically converted to 20,209,462 shares of Common Stock (of which 3,059,273 shares are subject to vesting under certain conditions). Upon consummation of the Business Combination, the most significant change in our reported financial position and results of operations was an increase in cash of $205.0 million (as compared to Rigetti’s balance sheet at December 31, 2021), including $225.6 million of proceeds from the Business Combination and PIPE Financing net against transaction costs incurred by us of $20.65 million.

Additional direct and incremental transaction costs were also incurred by Rigetti in connection with the Business Combination. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Rigetti’s transaction costs totaled $20.65 million, of which $19.75 million was allocated to equity-classified instruments and recorded as a reduction to additional paid-in capital, and the remaining $0.9 million was allocated to liability-classified instruments that are subsequently measured at fair value through earnings and recognized as expense in the condensed consolidated statements of operations during the nine months ended September 30, 2022.

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

COVID-19 Update and Other Events

The COVID-19 pandemic and impacts resulting therefrom, including with respect to macroeconomic conditions and supply related issues, continue to evolve and we intend to continue to monitor it closely.

The evolution of the virus is unpredictable and any resurgence may slow down our ability to develop our quantum computing products and related services. The COVID-19 pandemic has limited and could further limit the ability of suppliers and business partners to perform, including third-party suppliers’ ability to provide components, services and materials. We have experienced and may experience further increases in the cost of raw materials.

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

During the three and nine months ended September 30, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic and the general disruptions resulting from the ongoing conflict between Ukraine and Russia and related sanctions, as well as increases in costs of component parts, labor and raw materials, which we largely attribute to rising inflation and high demand as a result of restricted supply. We expect these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist. As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation and interest rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. In addition, global economic conditions have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and increases in inflation and interest rates. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and other efforts. However, like many other companies, we are taking actions to monitor our operations to account for the increases in cost of capital. Specifically, this includes efforts to enhance our operational efficiency, maximize our R&D spend through strategic collaborations, and being highly selective in hiring top-tier talent.

Impacts of the COVID-19 pandemic, geopolitical, and macroeconomic conditions, some of which we have already experienced, include those described throughout the “Risk Factors” included in this Quarterly Report on Form 10-Q, including the risk factor titled “We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, its various strains or future pandemics” and “Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.”

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

Key Components of Results of Operations

Revenue

We generate revenue through our development contracts, as well as from our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications to assist customers in areas of business interest. QCaaS revenue is recognized on a ratable basis over the contract term or on a usage basis, which generally ranges from three months to two years. Revenue related to development contracts and other services is recognized as the related milestones are completed or over time, as the work required to complete these milestones is completed. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 compared to Three and Nine Months Ended September 30, 2021

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		2022 versus 2021		September 30,		2022 versus 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	( In thousands)				( In thousands)
Revenue:	$2,804	$2,919	$(115)	-4%	$7,042	$6,818	$224	3%
Cost of revenue	776	446	330	74%	2,063	1,083	980	90%

Total gross profit	2,028	2,473	(445)	-18%	4,979	5,735	(756)	-13%
Operating expenses:
Research and development	17,365	7,484	9,881	132%	44,040	21,915	22,125	101%
Sales and marketing	1,960	782	1,178	151%	4,922	1,738	3,184	183%
General and administrative	14,027	3,376	10,651	315%	38,371	8,608	29,763	346%

Total operating expenses	33,352	11,642	21,710	186%	87,333	32,261	55,072	171%

Loss from operations	(31,324)	(9,169)	(22,155)	242%	(82,354)	(26,526)	(55,828)	210%

Other (expense) income, net:
Interest expense	(1,436)	(589)	(847)	144%	(3,811)	(1,077)	(2,734)	254%
Interest income	1,042	2	1,040	nm	1,172	9	1,163	nm
Change in fair value of derivative warrant liabilities	8,103	—	8,103	nm	19,853	—	19,853	nm
Change in fair value of earn-out liability	4,860	—	4,860	nm	17,418	—	17,418	nm
Transaction cost	—	—	—	nm	(927)	—	(927)	nm
Other income	—	—	—	nm	—	(23)	23	-100%

Total other income (expense), net	12,569	(587)	13,156		33,705	(1,091)	34,796
Net loss before provision for income taxes	(18,755)	(9,756)	(8,999)		(48,649)	(27,617)	(21,032)
Provision for income taxes	—	—	—		—	—	—

Net loss	$(18,755)	$(9,756)	$(8,999)		$(48,649)	$(27,617)	$(21,032)

Revenue

Revenue decreased $0.1 million, or 4%, to $2.8 million for the three months ended September 30, 2022, down from $2.9 million for the three months ended September 30, 2021. The period over period change is attributable to a decrease in revenue of $2.0 million due to the completion of phase 1 of two government revenue contracts prior to July 2022, offset by a total $1.9 million increase in revenue from commencing phase 2 of a large government agency project of $0.4 million, a new fiscal year 2022 government agency project of $0.2 million, QCaaS usage from customers of $1.0 million, and revenue from other projects of $0.3 million during the three months ended September 30, 2022.

Revenue increased $0.2 million, or 3%, to $7.0 million for the nine months ended September 30, 2022, up from $6.8 million for the nine months ended September 30, 2021. The period over period increase was primarily attributable to an increase in revenue of $0.9 million due to the start of two new government contracts, increase in revenue due to the expansion in scope of one U.S. commercial project of $0.4 million, increase in revenue for other projects for a total of $0.1 million, offset by a $0.6 million decrease in revenue related to a U.K. government agency project in the nine months ended September 30, 2022, and a $0.7 million decrease in revenue due to the delay in certain anticipated work on a U.S. government project initially expected to take place in the third quarter of 2022 and now expected to take place in fiscal year 2023.

These development contracts are fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in each quarter will therefore vary based on the delivery of the associated milestones and/ or the work performed. We expect to continue to generate the majority of our revenue from development contracts over at least the next several years and that revenue will be variable in timing and size as we work to ramp up our QCaaS business for the longer term. In addition, as previously disclosed, we are negotiating contracts with a government entity that is also an existing customer and the contracting process has taken longer than anticipated. Accordingly, there is a risk that some of the $4.0 million revenue we anticipate from these contracts would be deferred to later fiscal periods after the 2022 fiscal year if the contract negotiations are not completed, the contracts are not executed and we are unable to invoice for the full amount in 2022. Moreover, if negotiations result in contract terms that are less favorable than we anticipated, the total expected value of these contracts could decrease. Additionally, a portion of such anticipated revenue relates to work that has already been performed and costs that have already been incurred. While we have made progress in the negotiation and expect to complete the negotiation prior to the current fiscal year end, we cannot assure the execution of these contracts or receipt of payment by the end of the fiscal year. If the contracts are not ultimately executed, it would likely be very difficult to realize the expected revenue from this government entity and we may be unable to recoup all or a portion of costs already incurred.

Cost of Revenue

Cost of revenue increased by $0.3 million, or 74%, to $0.8 million for the three months ended September 30, 2022, as compared to $0.4 million for the three months ended September 30, 2021. The increase was mainly attributable to an increase in subcontractor costs of $0.3 million associated with specific projects and collaborative development contract services work with government agencies.

Cost of revenue increased by $1.0 million, or 90%, to $2.1 million for the nine months ended September 30, 2022, as compared to $1.1 million for the nine months ended September 30, 2021. The increase was mainly attributable to an increase in employee-related costs of $0.2 million and subcontractor costs of $0.8 million associated with specific projects and collaborative development contract services work with government agencies.

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

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $9.9 million, or 132%, to $17.4 million for the three months ended September 30, 2022, from $7.5 million for the three months ended September 30, 2021. The increase was primarily attributable to:

•

a $7.5 million increase in employee related costs in the three months ended September 30, 2022, due to an increase in headcount and related wage costs of $1.8 million, and a $5.7 million increase in stock compensation expense which includes annual refresh grants of restricted stock to employees of $4.6 million.

•

a $2.4 million increase associated with the continued and expanded investment in research and development efforts, including a $1.5 million increase in software subscription and material costs, a $0.4 million increase in rent and utilities related to expansion of facilities, and a $0.5 million increase in associated depreciation from increased capital expenditures.

Research and development expenses increased by $22.1 million, or 101%, to $44.0 million for the nine months ended September 30, 2022, from $21.9 million for the nine months ended September 30, 2021. The increase was primarily attributable to:

•

a one-time correction during the nine months ended September 30, 2022 representing estimated electrical utility fees for a portion of the electrical usage at our Berkeley facility from February 2019 to December 30, 2021, which was an out-of-period adjustment. We have cumulatively recorded an accrual of $1.5 million for the three months ended March 31, 2022, and an additional $0.1 million to accrue for the three months ended June 30, 2022. For further detail on these additional expenses, see Note 1 to our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. The actual amount of fees that we may be required to pay to our electricity provider and any related costs, expenses or penalties may be higher or more significant than the estimates described above.

•

a $13.9 million increase in employee related costs for the nine months ended September 30, 2022 due to an increase in headcount and resulting wage costs of $4.3 million, a $9.6 million increase in stock compensation expense, which includes annual refresh grants of restricted stock to employees in the three months ended September 30, 2022 and a one-time cumulative recognition of previously deferred stock compensation expense of $1.6 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination in March 2022; and

•

a $6.6 million increase associated with the ongoing and expanded investment in research and development efforts, including a $4.8 million increase in software subscription and material costs, a $0.8 million increase in rent and utilities, and a $1.0 million increase in depreciation.

We expect research and development expenses to increase as we continue to invest in the enhancement of our product offerings, including with respect to the cost of building QPU fridges, quantum chip fabrication costs, expansion of facilities and general salaries and wages. In addition, we have incurred, and expect to continue to incur, increased research and development expenses due to increasing costs of labor, including expenses associated with stock compensation in order to attract and retain qualified personnel, including in connection with our search for a new president and chief executive officer; equipment and component costs impacted by the current macroeconomic environment including supply chain constraints; and labor shortages.

Sales and Marketing Expenses

Sales and marketing increased by $1.2 million, or 151%, to $2.0 million for the three months ended September 30, 2022, from $0.8 million for the three months ended September 30, 2021. The increase was primarily driven by a $0.9 million increase in stock compensation and a $0.3 million increase in consultant and other spending on sales and development activities for the purpose of customer growth and acquisition.

Sales and marketing increased $3.2 million, or 183%, to $4.9 million for the nine months ended September 30, 2022, from $1.7 million for the nine months ended September 30, 2021. The increase was primarily driven by a $0.9 million increase in employee related costs, a $1.5 million increase in stock compensation of which $0.4 million was related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination in March 2022, and a $0.8 million increase in consultant and other spending on sales and development activities for the purpose of customer growth and acquisition.

We expect selling and marketing expenses to increase as we seek to expand and enhance our service offerings as well as expand our operations and customer base globally. In addition, we anticipate implementing new marketing strategies with respect to customer acquisition efforts and product marketing campaigns as our technology and product offerings expand.

General and Administrative Expenses

General and administrative expenses increased by $10.6 million, or 315%, to $14.0 million for the three months ended September 30, 2022, from $3.4 million for the three months ended September 30, 2021. The increase was attributable to:

•	a $1.3 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs and other software acquisition costs;

•

a $0.9 million increase in employee related costs as a result of operating as a public company, including higher executive salaries and increased headcount-related wages to build and upgrade the resources to operate as a public company and to build out our information security team;

•	a $8.0 million increase in RSU, grants, and stock compensation expense;

•	a $0.7 million increase in other costs including directors’ and officers’ insurance and other office expenses attributable to a return to in-office work; and

•	a $0.1 million increase in depreciation

These costs were partially offset by the gain in change in fair value of our Forward Warrant Agreement of $0.4 million which was entered into with Ampere as part of our strategic collaboration agreement.

General and administrative expenses increased by $29.8 million, or 346%, to $38.4 million for the nine months ended September 30, 2022, from $8.6 million for the nine months ended September 30, 2021. The increase was attributable to:

•

a $25.0 million increase in stock compensation expense; which includes a one-time cumulative recognition of previously deferred stock compensation expense of $6.9 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the closing of the Business Combination;

•	a $3.7 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs and other software acquisition costs;

•

a $2.9 million increase in employee related costs as a result of operating as a public company, including higher executive salaries and increased headcount-related wages to build and upgrade the resources to operate as a public company and to build out our information security team;

•	One-time transaction bonuses awarded to employees in recognition of the closing of the Business Combination and associated taxes of $1.8 million; and

•	a $1.9 million increase in other costs including directors’ and officers’ insurance and other office expenses attributable to return to office work.

These costs were partially offset by the gain in change in fair value of our Forward Warrant Agreement of $5.5 million which was entered into with Ampere as part of our strategic collaboration agreement.

We expect general and administrative expenses to increase as we operate as a public company.

Other Income (Expense), net

Interest Expense

Interest expense was $1.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense was $3.8 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expense was a result of the Loan Agreement we entered into with Trinity Capital Inc. (“Trinity”) in March 2021 (as amended from time to time, the “Loan Agreement”). The period over period increase was a combination of the Federal Reserve increasing interest rates in response to inflation and a longer interest period during the three and nine months ended September 2022. For the three months and nine months ended September 30, 2022, interest expense was based on the overall borrowings under the Loan Agreement of $32.0 million for a three-month and nine-month interest period with higher interest rates, while for the same period in 2021, interest expense was based on borrowings under the Loan Agreement within a range of $12.0 to $20.0 million for a shorter interest period of six months and 10 days based on lower interest rates.

Interest Income

Interest income was $1.0 million and $2 thousand for the three months ended September 30, 2022 and 2021, respectively. Interest income was $1.2 million and $9 thousand for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest income was a result of the available-for-sales investments we hold and the increase in interest rates on deposits due to Federal Reserve rate increases. As of September 30, 2022, investment securities in our Trust Account consisted of $33.0 million in money market funds, $57.7 million in United States Treasury securities, $3.6 million in corporate bonds and $25.9 million in commercial paper. We earned interest on such investments. We did not hold available-for-sales investments and did not earn interest on such investments during the three and nine months ended September 30, 2021.

Change in Fair Value of Warrant Liabilities

A discussion of change in fair value of warranty liabilities is included in Note 10 to our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

Change in Fair Value of Earn-out Liability

A discussion of change in fair value of earn-out liability is included in Note 2, Sponsor Earn-Out Liability, to our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q.

Transaction Costs

Transaction costs arose from the Business Combination allocated to liability-classified instruments that are subsequently measured at fair value through earnings must be expensed as incurred. We incurred total transaction costs of $0.9 million allocated to liability-classified instruments for the nine-month period ended September 30, 2022. We did not incur any transaction costs for the comparable nine months ended September 30, 2021. We did not incur any transaction costs as part of the results of operations for the three months ended September 30, 2022 and September 30, 2021.

Liquidity and Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenues. During the nine months ended September 30, 2022, we incurred net losses of $48.6 million. As of September 30, 2022, we had an accumulated deficit of $255.8 million, and we expect to incur additional losses and higher operating expenses for the foreseeable future in line with our long-term business and investment strategy. In connection with the closing of the Business Combination on March 2, 2022, we received a total of $225.6 million from the Business Combination and PIPE Investment, net against transaction costs incurred by us. We believe that our existing cash and cash equivalents, including net proceeds from the Business Combination, should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan and expectations and assumptions considering current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our securities.

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

We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our Loan Agreement with Trinity, our arrangements with Ampere, our committed equity financing with B. Riley, and other equity or debt financings or other capital sources, including development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the use of our committed equity financing with B. Riley, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q.

In addition, actual sales, if any, of shares of our Common Stock to B. Riley pursuant to the committed equity financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our Common Stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may utilize the committed equity financing.

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

In January 2022, we entered into the third amendment to the Loan Agreement to increase the debt commitment by $5.0 million to $32.0 million. The amendment allows us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. Other modifications per the amendment included an extension of the requirement to raise an additional $75.0 million of equity and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of September 30, 2022, the total principal amount outstanding under the Loan Agreement was approximately $32.0 million. We use borrowings under the Loan Agreement for working capital purposes.

The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with all covenants under the Loan Agreement.

Our cash commitments as of September 30, 2022 were primarily as follows (in thousands):

	Total	Short-Term	Long-Term

	(in thousands)
Financing obligations	$32,000	$5,974	$26,026
Operating lease obligations	9,660	1,317	8,343

Total	$41,660	$7,291	$34,369

Financing obligations consist of payments related to the Loan and Security Agreement. Operating lease obligations consist of obligations under non-cancelable operating leases for our offices and facilities. The cash requirements in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Summary of Historical Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,	2022 versus 2021
	2022	2021	$ Change
	(in thousands)
Net cash used in operating activities	$(48,482)	$(22,538)	$(25,944)
Net cash used in investing activities	(106,480)	(5,789)	(100,691)
Net cash provided by financing activities	217,089	20,256	196,833

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

Net cash used in operating activities increased by $25.9 million, or 115%, when comparing the nine months ended September 30, 2022 to the same period in 2021. The increase in spending was primarily due to:

•

an increase in headcount and payroll related costs of $10.7 million as a result of investments in research and development efforts combined with upgrading internal and external resources to operate as a public company including a one-time bonus related to the business combination of $2.1 million;

•	an $8.1 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs, and other software acquisition costs;

•	a prepayment of insurance premium for directors and officers of $3.3 million;

•	a $2.8 million in additional interest costs related to increased borrowing amounts associated with the Loan Agreement; and

•	total transaction costs of $1.0 million incurred in connection with the closing of the Business Combination.

Net cash used in operating activities during the nine months ended September 30, 2022 was $48.5 million, resulting primarily from a net loss of $48.6 million, adjusted for non-cash charges of $4.8 million in depreciation; $37.6 million in stock-based compensation; $19.9 million gain from change in fair value of derivative warrant liabilities related to the Loan Agreement, Private Warrants (as defined below), and Public Warrants (as defined below); $5.5 million gain from change in fair value of the forward warrant agreement with Ampere; $17.4 million gain from change in fair value for contingent earn-out liabilities; $1.1 million in amortization of debt financing costs and $0.4 million in accretion of available-for-sale securities. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities accounted for $0.2 million of cash used in operations. The changes primarily consisted of an increase in accounts receivable of $0.8 million; an increase in prepaid and current assets of $2.3 million; a decrease in accounts payable of $0.7 million; offset by an increase in accrued expenses and other current liabilities of $3.6 million.

Net cash used in operating activities during the nine months ended September 30, 2021 was $22.5 million, resulting primarily from a net loss of $27.6 million, adjusted for non-cash charges of $3.6 million in depreciation and $1.6 million in stock-based compensation. Changes in operating assets and liabilities was $0.2 million of cash used in operations, which primarily consisted of an increase in prepaid and current assets of $0.6 million; a decrease in deferred revenue of $0.6 million, a decrease in other liabilities of $0.2 million; offset by an increase in accounts payable, accrued expenses and other liabilities of $1.2 million. We expect to incur increased electrical utility expenses in the future. We also expect to incur costs related to our management transition, including with respect to the resignation of Dr. Chad Rigetti, the appointment of Mr. Rick Danis as our Interim President and Chief Executive Officer and in connection with the ongoing search for and anticipated appointment of a new chief executive officer, in addition to additional legal and consulting fees related to the pending restatement of our first and second quarter 2022 financial statements.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $106.5 million, resulting from the addition of $19.3 million in property and equipment and the addition of $87.2 million in available-for-sale securities. Investments made into property and equipment during this period relate primarily to process computing equipment, quantum computing fridges, and development tools for our chip fabrication facility. Investments in available-for-sale securities consist of U.S Treasury securities, commercial paper, and corporate bonds that have a maturity of one year or less. Net cash used in investing activities during the nine months ended September 30, 2022, increased by $100.7 million compared to the nine months ended September 30, 2021, largely as a result of increased investment in available-for-sale securities and research and development infrastructure. We are continuing to invest in the expansion of our Fab 1 facility and expect to make additional investments with respect to electricity upgrades. Thus, we foresee an increase in cash used for capital expenditures in the future.

Net cash used in investing activities during the nine months ended September 30, 2021 was $5.8 million, representing additions of $5.8 million to property and equipment.

Cash Flows provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $217.1 million, reflecting $225.6 million from the Business Combination and PIPE Investment net against SNII transaction costs, offset by transaction costs paid directly by Rigetti of $18.4 million; the additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Loan Agreement, less cash payments for debt issuance costs and exit fees totaling $1.1 million; and proceeds from issuance of Common Stock upon exercise of stock options and warrants of $6.0 million.

For the nine months ended September 30, 2021, net cash provided by financing activities was $20.3 million, mainly reflecting proceeds from the issuance of debt for a total amount of $20.0 million and proceeds from issuance of Common Stock upon exercise of stock options and warrants for a total $0.3 million.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on its historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the Notes to our unaudited condensed consolidated financial statements for the three and nine-month period ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. On September 30, 2022, the fair value of the Private Warrants decreased to $2.2 million, with the gain on the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. On September 30, 2022, the fair value of the Public Warrants decreased to $1.9 million with the gain on the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

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

Other than the Public and Private Warrants noted above, we also issued a total of 783,129 Common Stock warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of Debt Issuance Cost. The outstanding Common Stock warrants were recognized as liabilities on the consolidated balance sheet and were measured at their inception date fair value using the Black-Scholes model and were subsequently remeasured at each reporting period with change recorded as a component of other income in the Company’s consolidated statements of operations.

The warrant liability balance was $6.4 million as of June 2, 2022, at which time all outstanding Trinity Warrants of 783,129 were exercised into shares of the Company’s Common Stock and the warrant liability was reclassified to equity upon such exercise. The fair value of the warrant liability of $6.4 million was reclassified to equity upon such exercise. We recorded a total loss of $0 and $2.2 million to Change in Fair Value of Warrant Liability as a component of other income in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

Earn-Out Liability

At Business Combination Closing, the Sponsor subjected certain shares (“Sponsor Vesting Shares”) of Common Stock held by the Sponsor Holders to forfeiture and vesting as of the Closing if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited.

The Sponsor Vesting Shares issued in related to the Business Combination are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to our Common Stock. The aggregate fair value of the Sponsor Vesting Shares on the Business Combination Closing was estimated using a Monte Carlo simulation model and was determined to be $20.4 million at Closing.

As of September 30, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $3.0 million. The change in the fair value of $4.9 million and $17.4 million is included in gain on fair value change, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

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

On June 30, 2022, pursuant to the Warrant Subscription Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock, provided that if the listing has not occurred by the second anniversary of the warrant subscription agreement, Ampere is not obligated to make the additional payment and we are not obligated to issue the warrants. The warrant subscription agreement further provides that we will use commercially reasonable efforts to file a registration statement to register the resale of the shares issued or issuable pursuant to the warrant and upon such payment the warrant will vest and be exercisable by Ampere with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant. We filed such registration statement and it became effective in the three months ended September 30, 2022.

We evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of September 30, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, we calculated the fair value of the Forward Warrant Agreement to be a $1.9 million derivative asset at September 30, 2022 and a $0.2 million derivative liability at December 31, 2021, respectively. We have included the derivative asset separately as a forward contract asset on the balance sheet line and the derivative liability in other liabilities (current) in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The change in fair value is recorded as part of the general and administrative operating activities in our condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of the completion of SNII’s initial public offering, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.24 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness described below. This material weakness in our internal control over financial reporting relates to the lack of effective review controls over the accounting for complex financial instruments as described further below. We are adding additional controls over the review of complex financial instrument valuations as well as technical accounting resources, which are still being designed and implemented. The material weakness will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to this material weakness and the additional procedures that we performed, management has concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP; however, it could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements, and it did result in errors in the financial statements and related disclosures for the quarters ended March 31, 2022 and June 30, 2022, which we are restating as described in Note 1 to the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Material Weakness

As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments. Specifically, the controls failed to identify an error in the accounting for complex warrant instruments. The error related to the Company not properly accounting for the liability associated with the warrants to purchase common stock issued to Trinity Capital Inc. that was subsequently cancelled and reissued for a new warrant in connection with an amendment to the Loan Agreement.

In addition, in connection with the preparation of the financial statements for the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital.

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors will be corrected in the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022 through a restatement of previously filed financial statements for such periods. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail on the impact to previously filed financial statements.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. Our design and implementation of controls to evaluate and monitor the accounting for these complex financial instrument liabilities were still not adequate as of September 30, 2022 due to the reasons described above.

Remediation Plan

Our remediation plan related to the material weakness includes:

•

incorporating additional controls and procedures over the review of complex financial instrument valuations as well as technical accounting resources to identify the inventory of complex accounting and financial instruments that require accounting analysis and evaluation;

•	enhancing the precision of review controls over complex financial instruments; and

•	augmenting the review process relating to the valuation analyses performed by the third-party valuation experts and accounting firms that are utilized by the Company.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. The material weakness will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. Management will monitor the progress of the remediation plan and report regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weakness or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Condition and Status as an Early-Stage Company

We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

Legacy Rigetti was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”). As of September 30, 2022, the highest number of qubits we have deployed is a quantum computer with 80 qubits. As a result, our scalable business model has not been formed and our technical roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. For example, in 2018, we announced that we planned to build and deploy a 128-qubit system over the subsequent twelve months, but have not to date built a 128-qubit system. In addition, this year we updated our technical roadmap, including anticipated timing for the 84Q Ankaa system, the 336Q Lyra system, 1,000+ qubit system, 4,000+ qubit system and incremental milestones relating to applications, access and production, Quantum Cloud Services (“Quantum Cloud Services” or “QCS”), quantum processing units and chip fabrication. We may further update the technical roadmap in the future, including anticipated milestones and anticipated timeline for milestones. Furthermore, we may be unable to achieve the milestones in our technical roadmap on their announced anticipated timeline or at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our Quantum Cloud Services (“Quantum Cloud Services” or “QCS”), increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. For example, in addition to our continuing investment in our technical roadmap we are continuing to invest in the expansion of our Fab-1 facility and expect to make additional investments with respect to electricity upgrades in addition to increased electrical utility fees going forward, and we may be required to pay additional amounts in taxes, penalties or otherwise related to the electrical utility fees that were unpaid and unrecognized in prior periods as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, we expect to incur costs related to, among other things, our management transition, including with respect to the resignation of Dr. Chad Rigetti, the appointment of Mr. Rick Danis as our Interim President and Chief Executive Officer and the ongoing search for and anticipated appointment of a new chief executive officer, in addition to additional legal and consulting fees related to the pending restatement of our first and second quarter 2022 financial statements and remediation of our material weakness in internal controls over financial reporting. The actual amounts we may be required to spend on these and other matters may be greater and more significant than our expectations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and military conflict with Russia and Ukraine and the related sanctions imposed against Russia. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our business plans. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. In addition, our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.

We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred net losses of $48.6 million and $27.6 million for the nine months ended September 30, 2022 and 2021, respectively, and $38.2 million for the eleven months ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $255.8 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.

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

Our operating results may be adversely affected by unfavorable economic and market conditions.

An adverse change in market conditions, including a sustained decline in our stock price, negative changes to the Company’s position in the market, or lack of growth in demand for our products and services could be considered to be an impairment triggering event. Such changes in the future could impact valuation assumptions relating to the recoverability of assets and may result in impairment charges to our goodwill or long-lived asset balances, which would negatively impact our operating results and harm our business.

If we determine that our goodwill and long-lived assets have become impaired, we may incur impairment charges, which would negatively impact our operating results.

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

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

•	attract new customers and grow our customer base;

•	maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;

•	invest in our platform and product offerings;

•	effectively manage organizational change;

•	accelerate and/or refocus research and development activities;

•	expand manufacturing and supply chain capacity;

•	increase sales and marketing efforts;

•	broaden customer-support and services capabilities;

•	maintain or increase operational efficiencies;

•	implement appropriate operational and financial systems; and

•	establish and maintain effective financial disclosure controls and procedures and remediate material weaknesses thereof.

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

There is no assurance that we will be able to ramp our business to meet our sales, manufacturing, installation, servicing and quantum computing targets globally, that expected growth levels will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. For example, our competitors may achieve certain narrow and/or broad quantum milestones faster than us, which may negatively impact our business and prospects. Failure to grow at rates similar to that of the quantum computing industry may adversely affect our operating results and ability to effectively compete within the industry.

We may not manage growth effectively.

Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. For example, the expansion of our Fab 1 facility is ongoing and we may not complete the expansion on terms originally anticipated, in a timely manner or at all, which could have a material impact on our business, financial condition or results of operations. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

We have a credit facility secured by substantially all of our assets under which we have borrowed and may in the future borrow additional amounts; any indebtedness thereunder could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

On March 10, 2021, we entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”). The credit facility has an available borrowing capacity of $32.0 million. As of September 30, 2022, we had total outstanding indebtedness of approximately $32 million consisting of outstanding borrowings under the Loan Agreement. This and future indebtedness incurred under the Loan Agreement may:

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

The credit facility is secured by substantially all of our assets. In addition, the Loan Agreement contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021 we had U.S. federal net operating loss carryforwards of approximately $190.9 million.

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

Any future generations of hardware and software developed to demonstrate narrow quantum advantage and broad quantum advantage, and the anticipated release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system, each of which is an important anticipated milestone for our technical roadmap and commercialization, may not occur on our anticipated timeline or at all.

Our successful execution of our technical roadmap is based on the development of multiple generations of quantum computing systems, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, and the release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system in addition to other anticipated milestones. The future success of our technical roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in each subsequent generation of our quantum computer. If we are unable to achieve the increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed, or may never occur. In the past we have failed to meet publicly announced milestones and may fail to meet projected milestones in the future. For example, we earlier this year announced an update in our anticipated timing with respect to certain anticipated milestones in our technical roadmap, including with respect to our anticipated 1,000+ qubit system and 4,000+ qubit system. If our technical roadmap is delayed or never achieved, this would have a material impact on our business, financial condition or results of operations.

We may expend our resources to pursue particular products, designs, sectors or investments and we may fail to capitalize on such products, designs, sectors or investments and/or forego other products, designs, sectors or investments that may have been more profitable or for which there may have been a greater likelihood of success.

Because we have limited financial and operational resources, we must prioritize our research and development for use of quantum computing within certain products, designs, sectors or investments. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of companies building or seeking to build universal, gate-model quantum computing systems that can meet the requirements for solving commercial problems. As a result, we may forego or delay pursuit of opportunities in other products, designs, sectors or investments that later prove to have greater commercial potential and ability to achieve quantum advantage. For example, although we currently believe that quantum machine learning for finance is poised to be an early domain of quantum advantage through rapid value capture from quick integration, the risks associated with developing a product that can compute algorithms that scale efficiently to real-world size applications and will be applicable to multiple use cases and competition in creating such a product, among others, could outweigh the benefits. We may fail to capitalize on the products, designs, sectors, or investments we choose to pursue, and our resource allocation decisions may cause us to or forego viable or more profitable products, designs, sectors or investments, which would have an adverse effect on our business, prospects and financial results.

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

•

large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this Quarterly Report on Form 10-Q and we believe additional countries in the future;

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

Additionally, we must be able to achieve our objectives in a timely manner lest quantum computing lose ground to competitors, including competing technologies. For example, our competitors may achieve certain narrow and/or broad quantum milestones faster than us, which may negatively impact our business and prospects. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

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

We have historically generated most of our revenue from a limited number of customers. Our three largest customers, which differed by period, collectively accounted for 66% of our revenue for the fiscal year ended December 31, 2021, 64% of our revenue for the nine months ended September 30, 2022 and 64% of our revenue for the nine months ended September 30, 2021. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 2 to the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q and Note 2 to the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2021, included in our Current Report on Form 8-K filed with the SEC on March 7, 2022.

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

We derive a significant portion of our revenue from contracts with U.S. federal and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. In the eleven months ended December 31, 2021 and the year ended January 31, 2021, sales to government entities comprised 51.0% and 59.6% of our total revenue, respectively. In the nine months ended September 30, 2022 and 2021, sales to government entities comprised 74.1% and 79.6% of our total revenue, respectively.

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

For example, following the second quarter 2022, we announced that we anticipate lower-than-expected new government contract opportunities and what we believe to be slower than anticipated timing of government funding and appropriations with respect to relevant projects in 2022. In addition, as previously disclosed, we are negotiating contracts with a government entity that is also an existing customer and the contracting process has taken longer than anticipated. Accordingly, there is a risk that some of the $4.0 million revenue we anticipate from these contracts would be deferred to later fiscal periods after the 2022 fiscal year if the contract negotiations are not completed, the contracts are not executed and we are unable to invoice for the full amount in 2022. Moreover, if negotiations result in contract terms that are less favorable than we anticipated, the total expected value of these contracts could decrease. Additionally, a portion of such anticipated revenue relates to work that has already been performed and costs that have already been incurred. While we have made progress in the negotiation and expect to complete the negotiation prior to the current fiscal year end, we cannot assure the execution of these contracts or receipt of payment by the end of the fiscal year. If the contracts are not ultimately executed, it would likely be very difficult to realize the expected revenue from this government entity and we may be unable to recoup all or a portion of costs already incurred.

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

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel. As we build our brand and become more well known, there is increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals will adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. For example, we recently announced the resignation of Dr. Chad Rigetti, our prior president and chief executive officer. The board of directors appointed Rick Danis as interim president and chief executive officer while the Company conducts a search for a more permanent successor. An inadequate transition to a permanent successor may cause disruption to our business due to, among other things, diverting management’s attention away from the operations of the business or causing a deterioration in morale. Further, failure to attract and retain a qualified candidate to serve as our president and chief executive officer in a timely manner could negatively impact our business, the morale of our employees, our reputation and results of operations.

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

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. See “—If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced. ” In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. See “—Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.”

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

We currently maintain offices and have sales personnel in the United States, the United Kingdom, Australia and Canada, and we intend to expand our international operations by developing a sales presence in other international markets. In the nine months ended September 30, 2022 and the eleven months ended December 31, 2021, our non-U.S. revenue was approximately 18.0% and 29% of our total revenue, respectively. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our solutions in additional languages. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive, and we could be forced to delay, reduce or eliminate its research and development programs and other efforts. Increased inflation rates have and are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in financial statements for prior periods and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments. Specifically, the controls failed to identify an error in the accounting for complex warrant instruments. The error related to the Company not properly accounting for the liability associated with the warrants to purchase common stock issued to Trinity Capital Inc. that was subsequently cancelled and reissued for a new warrant in connection with an amendment to the Loan Agreement.

In addition, in connection with the preparation of the financial statements for the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital. The error was made in the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 as disclosed in Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We corrected the immaterial error in our condensed consolidated financial statements as of and for the period ended June 30, 2022. However, as part of our restatement of the financial statements for the quarters ended March 31, 2022 and June 30, 2022, we are reversing such prior correction and instead reflecting such correction in the restated financial statements for the quarter ended March 31, 2022.

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors will be corrected in the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022 through a restatement of previously filed financial statements for such periods. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further detail on the impact to previously filed financial statements.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. Our design and implementation of controls to evaluate and monitor the accounting for complex financial instrument liabilities were still not adequate as of September 30, 2022 due to the reasons described above.

As a result of the foregoing, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Our management is in the process of undertaking a remediation plan and is taking steps to remediate the material weakness. The material weakness will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective.

Our management will continue to monitor the effectiveness of our remediation plan and will make the changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weakness. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any failure to remediate the material weakness or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in additional material misstatements of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. For example, in connection with the identification of the material weakness described above, we were unable to file this Quarterly Report on Form 10-Q by the original prescribed deadline and required an extension to file. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result. Further, B. Riley has the right to terminate the Purchase Agreement under specified circumstances, including if the related registration statement is unavailable for a specified period of time, including as a result of errors or missing information in our SEC filings. If we fail to timely file amendments to our Form 10-Qs for the quarters ended March 31, 2022 and June 30, 2022 to restate the financial statements therein, or if we fail to make timely and complete filings with the SEC in the future, B. Riley may terminate the Purchase Agreement under specified circumstances. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which in turn, could materially and adversely affect our business, financial condition and the market value of our common stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.

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

Our facilities or operations could be adversely affected by power outages as well as events outside of our control, such as natural disasters and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss resulting from such natural disasters, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause delays in development and fabrication, the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services. A significant power outage may disrupt our operations and could have a material adverse impact on our business, financial condition, results of operations and cash flows

Further, the British National Grid recently warned that the United Kingdom, where we have significant operations, could face planned power cuts to homes and businesses throughout the winter of 2022 and 2023 if the country is unable to import electricity from Europe and it struggles to attract enough gas imports to fuel its gas-fired power plants. A significant power outage could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operations and reputation.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

The price of our Common Stock and Public Warrants has been and may continue to be volatile. From March 2, 2022, the date our Common Stock and Public Warrants began trading on Nasdaq, through November 18, 2022, our stock price fluctuated from a high of $11.3679 to a low of $0.981, and the price of our Public Warrants fluctuated from a high of $2.20 to a low of $0.1098. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all. The price of our Common Stock and Public Warrants may fluctuate due to a variety of factors, including, without limitation:

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

Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We previously have identified a material weakness. See “—We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in financial statements for prior periods and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.” If we identify additional material weaknesses in the future, they could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives. In addition, key members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.

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

Our current executive officers and directors and their respective affiliates beneficially own, in the aggregate, approximately 24.6% of outstanding Common Stock as of November 18, 2022. This significant concentration of ownership may have a negative impact on the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

Securities research analysts have and may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If analysts cease coverage of us, the market price and volume for our securities could be adversely affected.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements, the minimum share price requirement or failure to be timely with our SEC filings, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

The market price of our Common Stock could decline if holders of our shares sell them, including pursuant to the resale registration statements, or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Pursuant to registration rights we have with certain holders of our securities, we filed a resale shelf registration statement covering the resale of up to an aggregate of 96,941,181 shares of our Common Stock, which was declared effective on June 1, 2022. We have also agreed to register the resale of 1,000,000 shares of our Common Stock issued or issuable upon exercise of the Ampere Warrant. As of November 18, 2022, the number of shares of our Common Stock that have been registered for resale by holders represented approximately 61.58% of our shares outstanding (after giving effect to the issuance of shares upon exercise of outstanding Public Warrants, Private Warrants, the exercise or settlement of outstanding warrants, options or restricted stock units of Legacy Rigetti assumed in the Business Combination and exercise of the Ampere Warrant in full). In addition, on August 11, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, we have the right to sell shares of our common stock in an aggregate amount up to the lesser of (i) $75.0 million and (ii) an amount not to exceed approximately 23,648,889 shares of our common stock , subject to certain limitations and conditions. We filed a registration statement on Form S-1 under the Securities Act to register the resale of shares of common stock sold pursuant to the Purchase Agreement, which became effective on September 14, 2022. Given this substantial number of shares available for resale, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in Supernova’s IPO, certain holders of our securities may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. Further, the purchase price for the shares that we may sell to B. Riley under our committed equity financing will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to B. Riley, after B. Riley has acquired the shares, B. Riley may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to B. Riley, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The decision to sell any shares of our common stock to sell to B. Riley under the committed equity financing will depend on market conditions, the trading prices of our common stock and other considerations, and we cannot guarantee the extent to which we may utilize the committed equity financing.

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

Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our Common Stock initially reserved for future issuance under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) is 18,332,215 shares. We have filed a registration statement on Form S-8 under the Securities Act, which became effective on June 10, 2022, to register the issuance of the 18,332,215 shares reserved under the 2022 Plan, the issuance of Common Stock under the Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which has an initial reserve of 3,055,370 shares, the resale of up to 18,367,696 shares subject to equity awards issued under the 2013 Plan and the resale of up to 2,053 shares subject to equity awards issued under QxBranch, Inc. 2018 Equity Compensation Plan. In addition, we may file one or more registration statements on Form S-8 under the Securities Act to register additional shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans and employee stock purchase plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of June 30, in which case we would no longer be an emerging growth company as of the following fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

As a result, included Rigetti’s balance sheet as of September 30, 2022 contained in this Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

No assurance can be given that additional guidance or new regulations or accounting principles and interpretations will not be released that would require us to reclassify our Warrants as liabilities measured at fair value, with changes in fair value reported each period in earnings and/or require a restatement of our financial statements with respect to treatment of the Warrants.

Any such restatement of our financial results could, among other potential adverse effects:

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

For example, in connection with the preparation of this Quarterly Report on Form 10-Q, the audit committee of our board of directors, based on the recommendation of, and after consultation with, our management, and as discussed with our independent registered public accounting firm, concluded that our previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 could no longer be relied upon and require restatement in order to revise the volatility assumption in the valuation methodology with respect to Sponsor Vesting Shares, revise the fair value for our Private Warrants and correct an immaterial error related to the valuation of the warrant liability with respect to the warrants issued to Trinity Capital Inc., in addition to other matters. As a result, we have identified material weakness in our internal control over financial reporting and disclosure controls and procedures. In addition, we were also unable to file this Quarterly Report on Form 10-Q within the originally prescribed deadline and required an extension to file. See Note 1 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of these restatements.

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As a result of the Business Combination being consummated, outstanding Warrants to purchase an aggregate of 13,074,972 shares of Common Stock became exercisable in accordance with the terms of the warrant agreement. These Warrants became exercisable on April 1, 2022. The exercise price of these Warrants is $11.50 per share, or approximately $150.4 million, assuming none of the Warrants are exercised through “cashless” exercise. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Warrants will be unlikely to exercise their Warrants. On November 18, 2022, the last reported sales price of our Common Stock was $1.24 per share.

Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of Common Stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “—The warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On August 11, 2022, we entered into the Purchase Agreement with B. Riley. Pursuant to the Purchase Agreement, in consideration for B. Riley’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company issued 171,008 shares of Company common stock to B. Riley (the “Commitment Shares”). The Commitment Shares were issued by the Company in reliance upon the exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

(b) Use of Proceeds

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which we sell shares of its Common Stock to B. Riley. The Company expects that any proceeds received by it from such sales to B. Riley will be used for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2022, our board of directors approved and adopted the Amended and Restated Bylaws (the “Bylaws”), effective immediately. Among other things, the amendments effected by the Bylaws enhance the procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and the submissions of proposals regarding other business at stockholder meetings, including by requiring (i) additional background information and disclosures regarding proposing stockholders and proposed nominees, (ii) any stockholder submitting a nomination notice to make a representation as to whether such shareholder intends to solicit proxies in support of director nominees other than our nominees in accordance with Rule 14a-19 under the Exchange Act and to provide reasonable evidence that certain requirements of such rule have been satisfied and (iii) the nomination of each proposed director nominee other than our nominees be disregarded (notwithstanding that the nominee is included as a nominee in our proxy statement, notice of meeting or other proxy materials for any annual meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by us (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 under the Exchange Act. The amendments to the Bylaws also make certain other technical, modernizing and clarifying changes.

The foregoing description of the changes contained in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is incorporated by reference herein as Exhibit 3.2.

ITEM 6. EXHIBITS

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

		Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.1	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

RIGETTI COMPUTING, INC.
(Registrant)

Dated: November 21, 2022	By:	/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)

99