Form 10-Q/A
period 2022-03-31
Rigetti Computing, Inc.
filed 2022-11-30
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
(510)
210-5550
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RGTI	The Nasdaq Capital Market
Warrants, each whole warrant exercisable	RGTIW	The Nasdaq Capital Market
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

Explanatory Note

Rigetti Computing, Inc. (together with its consolidated subsidiaries, as the context requires, the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (as amended, the “Quarterly Report on Form 10-Q/A”) to amend and restate the unaudited interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022, previously included in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 16, 2022 (the “Original Form 10-Q”). This Quarterly Report on Form 10-Q/A also amends certain other Items in the Original Form 10-Q, as listed in “Items Amended in this Quarterly Report on Form 10-Q/A” below. On November 14, 2022, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

Background and Effect of Restatement

On November 14, 2022, the audit committee of the Company’s board of directors (the “Audit Committee” ), based on the recommendation of, and after consultation with, the Company’s management concluded that the Company’s (i) previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 (the “Affected Financials”), and any reports, related earnings releases, investor presentations or similar communications for such periods should no longer be relied upon. The determination resulted from errors in the Affected Financials identified by the Company related to: (a) Earn-out Liability Valuation (b) Private Warrant Valuation (c) Additional Operating Expenses and (d) Trinity Warrant Valuation, each as defined and described in Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the consolidated financial statements to this Quarterly Report on Form 10-Q/A. The Company is restating the unaudited condensed consolidated financial statements and related information for the quarter ended March 31, 2022 in this Quarterly Report on Form 10-Q/A, and is restating the unaudited condensed consolidated financial statements and related information for the quarter ended June 30, 2022 in a separate amendment to the Quarterly Report on Form 10-Q for such period.

Internal Control Considerations

As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2022 due to a material weakness in internal control over financial reporting. Specifically, there was a lack of effective review controls over the accounting for complex financial instruments. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

Items Amended in this Quarterly Report on Form 10-Q/A

For the convenience of the reader, this Quarterly Report on Form 10-Q/A presents the Original Form 10-Q, amended and restated in its entirety, with modifications as necessary to reflect the effects of the restatement. No attempt has been made in this Quarterly Report on Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended to reflect the restatement:

•	Cautionary Note Regarding Forward-Looking Statements

•	Summary Risk Factors

•	Part I, Item 1. “Financial Statements”

•	Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Part I, Item 4. “Controls and Procedures”

•	Part II, Item 1A. “Risk Factors”

•	Part II, Item 6. “Exhibits”

In addition, this Quarterly Report on Form 10-Q/A updates cross-references included herein and the Signatures page.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Quarterly Report on Form 10-Q/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Interim Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Quarterly Report on Form 10-Q/A (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2 and 32.1).

Except as described above, this Quarterly Report on Form 10-Q/A is presented as of the date of the Original Form 10-Q and does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q, and accordingly, does not reflect or purport to reflect any information or events occurring subsequent to May 16, 2022, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form 10-Q, other than the restatement. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

The restatement is more fully described in Note 1 of the notes to the unaudited condensed consolidated financial statements included herein.

RIGETTI COMPUTING, INC. AND SUBSIDIARIES FORM 10-Q/A

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Quarterly Report on Form 10-Q/A may include, for example, statements about:

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

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q/A occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in the section entitled “Risk Factors” and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Quarterly Report on Form 10-Q/A completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY RISK FACTORS

The following is a summary of select risks and uncertainties that could materially adversely affect us and our business, financial condition and results of operations. Before you invest in our securities, you should carefully consider all the information in this Quarterly Report on Form 10-Q/A, including matters set forth under the heading “Risk Factors.” These risks include the following, among others:

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

•

Any future generations of hardware developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated release of an 84 qubit system, 336 qubit system, 1,000+ qubit system and 4,000+ qubit system, each of which is an important anticipated milestone for our technical roadmap and commercialization may not occur on our anticipated timeline or at all.

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

•

We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost- effective manner.

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

•

We have identified a material weakness in our internal control over financial reporting, which has resulted in the need for us to restate our financial statements for the first quarter and second quarter of 2022, and may identify additional material weaknesses in the future. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.

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

v

Part I—Financial Information
Item 1. Financial Statements
RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	As Restated (1)
Assets
Current assets:
Cash	$206,626	$11,729
Accounts receivable	1,261	1,543
Prepaid expenses and other current assets	4,405	1,351
Forward contract - assets	2,740	—
Deferred offering costs	151	3,449

Total current assets	215,183	18,072
Property and equipment, net	23,943	22,497
Restricted cash	317	317
Other assets	1,083	165
Goodwill	5,377	5,377

Total assets	$245,903	$46,428

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$3,453	$1,971
Accrued expenses and other current liabilities	6,708	3,806
Deferred revenue	519	985
Debt - current portion	2,365	575
Forward contract - liabilities	—	230

Total current liabilities	13,045	7,567
Debt - net of current portion	27,678	24,216
Derivative warrant liabilities	26,497	4,355
Earn-out liabilities	14,422	—
Other liabilities	278	295

Total liabilities	81,920	36,433
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock (2) , par value $0.0001 per share; 0 shares and 80,974,757 shares authorized at March 31, 2022 and December 31, 2021, respectively; 0 shares and 77,696,679 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (aggregate liquidation preference of $89,524,504 at December 31, 2021 )	—	81,523
Stockholders’ deficit:
New Rigetti Preferred Stock, par value $0.0001 per share; 10,000,000 shares and 0 shares authorized at March 31, 2022 and December 31, 2021, respectively ; 0 shares and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock(2), par value $0.0001 per share; 1,000,000,000 shares and 134,050,472 shares authorized at March 31, 2022 and December 31, 2021, respectively; 113,810,285 shares and 18,221,257 shares issued and outstanding at March 31, 2022 and December 31, 2021	11	2
Additional paid-in capital	388,684	135,549
Accumulated other comprehensive gain	61	52
Accumulated deficit	(224,773)	(207,131)

Total stockholders’ equity (deficit)	163,983	(71,528)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$245,903	$46,428

(1)	For discussion on the restatement adjustments, see Note 1—Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
(2)	Shares of preferred stock and common stock have been retroactively restated to give effect to the Business Combination.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
	As Restated (1)

Revenue	$2,104	$2,360
Cost of revenue	414	273

Total gross profit	1,690	2,087
Operating expenses:
Research and development	13,927	6,934
Sales and marketing	1,475	312
General and administrative	11,560	2,521

Total operating expenses	26,962	9,767

Loss from operations	(25,272)	(7,680)

Other (expense) income , net:
Interest (expense) income, net	(1,205)	(77)
Change in fair value of derivative warrant liabilities	3,771	—
Change in fair value of earn-out liability	5,991	—
Transaction cost	(927)	—
Other (expense) income	—	(30)

Total other (expense) income, net	7,630	(107)
Net loss before provision for income taxes	(17,642)	(7,787)
Provision for income taxes	—	—

Net loss	$(17,642)	$(7,787)

Net loss per share attribute to common stockholders - basic and diluted	$(0.33)	$(0.36)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted (2)	53,691,948	21,847,581

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
(2)	Weighted-average shares have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
	As Restated (1)

Net loss	$(17,642)	$(7,787)
Other comprehensive gain:
Foreign currency translation gain	9	52

Comprehensive loss	$(17,633)	$(7,735)

(1)	For discussion on the restatement adjustments, see Note 1— Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
					As Restated (1)		As Restated (1)	As Restated (1)
	(In thousands, except share and per share data)

Balance, December 31, 202 1	98,726,505	$81,523	23,153,127	$—	$135,551	$52	$(207,131)	$(71,528)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,932,058)	2	(2)	—	—	—

Adjusted balance, beginning of period (2)	77,696,679	81,523	18,221,069	2	135,549	52	(207,131)	(71,528)
Issuance of common stock upon conversion of legacy Series C and Series C-1 preferred stock in connection with the Business Combination (Note 3)	(77,696,679)	(81,523)	57,380,563	6	81,517	—	—	81,523
Issuance of common stock upon exercise of legacy Rigetti stock options	—	—	1,123,539	—	574	—	—	574
Issuance of common stock upon exercise of legacy Rigetti common stock warrants	—	—	2,234,408	—	28	—	—	28
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities (Note 3) (1)	—	—	34,850,706	3	159,535	—	—	159,538
Stock-based compensation	—	—	—	—	11,481	—	—	11,481
Foreign currency translation gain	—	—	—	—	—	9	—	9
Net loss (1)	—	—	—	—	—	—	(17,642)	(17,642)

Balance, March 31, 202 2	—	$—	113,810,285	$11	$388,684	$61	$(224,773)	$163,983

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
					As Restated (1)		As Restated (1)	As Restated (1)
	(In thousands, except share and per share data)

Balance, December 31, 202 0	98,726,505	$81,523	20,975,317	$—	$133,144	$5	$(165,405)	$(32,256)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,467,972)	2	(2)	—	—	—

Adjusted balance, beginning of period (2)	77,696,679	81,523	16,507,345	2	133,142	5	(165,405)	(32,256)
Issuance of common stock upon exercise of stock options	—	—	118,566	—	26	—	—	26
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	597	—	—	597
Foreign currency translation gain	—	—	—	—	—	52	—	52
Net loss	—	—	—	—	—	—	(7,787)	(7,787)

Balance, March 31, 202 1	77,696,679	$81,523	16,625,911	$2	$133,765	$57	$(173,192)	$(39,368)

(1)	For discussion on the restatement adjustments, see Note 1— Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
(2)
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series
C-1
Preferred Stock, legacy Class A common stock, and legacy Class B common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
	As Restated (1)
Cash flows from operating activities

Net loss	$(17,642)	$(7,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,390	1,144
Stock-based compensation	11,481	597
Change in fair value of earn-out liability	(5,991)	—
Change in fair value of derivative liabilities	(3,771)	—
Change in fair value of forward contract - liability	(2,970)	—
Amortization of debt issuance costs	236	—
Accretion of debt end of term liabilities	46	—
Amortization of exit fee asset	47
Changes in operating assets and liabilities:
Accounts receivable	282	191
Prepaid expenses and other current assets	(3,054)	155
Other assets	(918)	(1)
Deferred revenue	(466)	(585)
Accounts payable	1,482	259
Accrued expenses and other current liabilities	4,084	334
Other liabilities	43	(102)

Net cash used in operating activities	(15,721)	(5,795)

Cash flows from investing activities
Purchases of property and equipment	(2,836)	(1,488)

Net cash used in investing activities	(2,836)	(1,488)

Cash flows from financing activities
Proceeds from Business Combination, net of transaction costs paid	225,604	—
Transaction costs paid directly by Rigetti	(16,731)	—
Proceeds from issuance of debt and warrants	5,000	12,000
Payments on debt issuance costs	(30)	—
Payment on loan and security agreement exit fees	(1,000)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	602	26

Net cash provided by financing activities	213,445	12,026

Effect of changes in exchange rate on cash and restricted cash	9	42
Net increase in cash and restricted cash	194,897	4,785
Cash and restricted cash at beginning of period	12,046	24,394

Cash and restricted cash at end of period	$206,943	$29,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$878	$81
Supplemental disclosure of non-cash financing activities:
Fair value of loan and security agreement warrant liability	$2,691	$—
Fair value of earn-out liabilities	$20,413	$—
Fair value of private placement warrants liabilit ies	$22,932	$—

(1)	For discussion on the restatement adjustments, see Note 1— Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
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
COVID-19
pandemic on its financial position.
Liquidity
— The Company has incurred net losses since inception, experienced negative cash flows from operations, and has an accumulated deficit of $224.8 million
(as restated and discussed in Note 1)

as of March 31, 2022. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. On the Closing Date, the Company received $225.6 million combined net proceeds from the Business Combination and the PIPE investment (See Note 3 for further information). Therefore, as of the date on which these condensed consolidated financial statements were issued, the Company believes that its cash on hand, together with cash generated from sales to customers, will satisfy its working capital and capital requirements for at least the next twelve months. In the future, the Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. If such financing is not available when needed and at adequate levels, the Company may need to reevaluate its business plans.
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

Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
On November 14, 2022, the audit committee of the Company’s board of directors (the “Audit Committee”), based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 (the “Affected Financials”), as previously filed with the SEC, should no longer be relied upon and should be restated due to the matters described below. The unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 are restated in this Quarterly Report on Form
10-Q/A.
The unaudited condensed consolidated financial statements for the quarter ended June 30, 2022 are being restated in a separate amendment to the Quarterly Report on Form
10-Q
for such period.
Earn-out
Liability Valuation
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
The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error. The revised weighting used for the volatility assumption in the estimation of the fair value of the Sponsor Vesting Shares had the following impact on the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2022 included in the Affected Financials:

•	a decrease in the Earn-out Liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2022 included in the Affected Financials;

•
a decrease in the gain from Change in the Fair Value of
Earn-out
Liability recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022 included in the Affected Financials;

•	an increase in Net Loss and Net Loss per Share recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022 included in the Affected Financials; and

•
a decrease in the Change in the Fair value of
Earn-out
Liability recorded in the unaudited condensed consolidated statements of cash flows as supplemental disclosure of non-cash
financing activities for the period ended March 31, 2022 included in the Affected Financials (the
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
The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error. The revised assumption used for the calculation of the volatility in the estimation of the fair value of the Private Warrants had the following impact on the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2022 included in the Affected Financials:

•	an increase in the Derivative Warrant Liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2022, included in the Affected Financials;

•
a decrease in the gain from the Change in the Fair Value of Derivative Warrant Liabilities recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022 included in the Affected Financials;

•	an increase in Net Loss and Net Loss per Share recorded in the unaudited condensed consolidated statements of operations for the period ended March 31, 2022, included in the Affected Financials; and

•
a decrease in the Change in Fair value of Derivatives Liability recorded in the unaudited condensed consolidated statements of cash flows as supplemental disclosure of non-cash
financing activities for the period ended March 31, 2022 included in the Affected Financials (the Private Warrant adjustments are marked with an “(d)” in the table below).

Additional Operating Expenses
In addition, in connection with the preparation of the financial statements for the three months ended September 30, 2022, the Company completed its analysis with respect to the treatment of additional operating expenses relating to electrical utility fees for a portion of the electrical usage at its Berkeley location since 2019 that were not paid and recognized in prior periods. The Company has cumulatively recorded an accrual of $1.5 million for the three months ended March 31, 2022, which includes an out-of-period
adjustment of $1.3 million in relation to expenses incurred in 2019 through 2021. The expenses have been recorded as research and development expenses in the financial statements for the period. The impact of the additional operating expenses recorded increased accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet and research and development expenses, operating expenses, operating loss and net loss recorded in the unaudited condensed consolidated statement of operations in the unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included in the Affected Financials (the additional operating expense adjustments are marked with a “(b)” in the table below).

Trinity Warrant Valuation
As part of the restatement of the financial statements for the quarter ended March 31, 2022, the Company also recorded the correction of an immaterial error related to the valuation of the liability associated with the warrants issued to Trinity Capital Inc. in the restated financial statements for the quarter ended March 31, 2022, and reversed the out-of-period
adjustment it had previously recorded for such immaterial error in the financial statements for the quarter ended June 30, 2022 in the restated unaudited condensed consolidated financial statements for such period. The Company reduced Derivative Warrant Liabilities by $1.3 million in the condensed consolidated balance sheet as of March 31, 2022 and increased the Change in Fair Value of Derivative Warrant Liabilities by $1.3 million in the restated unaudited condensed consolidated statement of operations for the period ended March 31, 2022 for the revaluation of the liability associated with the warrants issued to Trinity Capital. The increase to the Change in Fair Value of Derivative Warrant Liabilities increased total other income (expense) and decreased net loss recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022 (the Trinity Warrant adjustments are marked with a “(c)” in the table below).
The Company recorded the following adjustments to correct the prior period errors in the financial statements as of and for the period ended March 31, 2022 such that the consolidated balance sheet and the year-to-date
consolidated statement of operations appropriately reflect the accounting impacts of the related transactions (in thousands):
Restated Condensed Consolidated Balance Sheet (unaudited)

	As of March 31, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Accrued expenses and other current liabilities	$5,230	$—	$1,478	$—	$—	$1,478	$6,708
Total current liabilities	11,567	—	1,478	—	—	1,478	13,045
Derivative warrant liabilities	24,001	—	—	(1,331)	3,827	2,496	26,497
Earn-out liability	16,949	(2,527)	—	—		(2,527)	14,422
Total liabilities	80,473	(2,527)	1,478	(1,331)	3,827	1,447	81,920
Additional paid-in capital	382,959	6,170	—	—	(445)	5,725	388,684
Accumulated deficit	(217,601)	(3,643)	(1,478)	1,331	(3,382)	(7,172)	(224,773)
Total stockholders’ equity (deficit)	165,430	2,527	(1,478)	1,331	(3,827)	(1,447)	163,983
Restated Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Research and development	$12,449	$—	$1,478	$—	$—	$1,478	$13,927
Total operating expenses	25,484	—	1,478	—	—	1,478	26,962
Loss from operations	(23,794)	—	(1,478)	—	—	(1,478)	(25,272)
Change in fair value of derivate warrant liabilities	5,822	—	—	1,331	(3,382)	(2,051)	3,771
Change in fair value of earn-out liability	9,634	(3,643)	—	—	—	(3,643)	5,991
Total other income (expense), net	13,324	(3,643)	—	1,331	(3,382)	(5,694)	7,630
Net loss	$(10,470)	$(3,643)	$(1,478)	$1,331	$(3,382)	$(7,172)	$(17,642)
Net loss per share attributed to common stockholders - basic and diluted	$(0.20)					$(0.13)	$(0.33)
Restated Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s (Deficit) Equity as of March 31, 2022 (unaudited)

	For the Three Months Ended March 31, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Additional Paid-In Capital	$382,959	$6,170	$—	$—	$(445)	$5,725	$388,684
Accumulated deficit	(217,601)	(3,643)	(1,478)	1,331	(3,382)	(7,172)	(224,773)
Total Stockholders’(Deficit)Equity	165,430	2,527	(1,478)	1,331	(3,827)	(1,447)	163,983

Restated Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Net loss	$(10,470)	$(3,643)	$(1,478)	$1,331	$(3,382)	$(7,172)	$(17,642)
Accrued expenses and other current liabilities	2,606	—	1,478	—	—	1,478	4,084
Change in fair value of derivate warrant liabilities	(5,822)	—	—	(1,331)	3,382	2,051	(3,771)
Change in fair value of earn-out liability	(9,634)	3,643	—	—	—	3,643	(5,991)
Net cash used in operating activities	(15,721)	—	—	—	—	—	(15,721)
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

Use of Estimates
—
The
preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Such management estimates include, but are not limited to, the fair value of share-based awards, the fair value of the convertible preferred stock warrants, fair value of the Forward Warrant Agreement (as defined below), the fair value of derivative warrant liabilities, the fair value of Sponsor Vesting Shares issued in connection with the business combination (See Note 3), goodwill and intangible assets, accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates.
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
Public and Private Warrants
— Prior to the Business Combination, SN II issued 4,450,000 Private Warrants and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Business Combination or earlier upon redemption or liquidation.
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
On the consummation of the Business Combination, the Company recorded a liability related to the Private Warrants of
$9.6
million (as restated and discussed in Note 1), with an offsetting entry to additional paid-in capital. On March 31, 2022, the fair value of the Private Warrants increased to
 $10.4
million (as restated and discussed in Note 1), with the loss on the change in fair value recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022. See Note 10, for further information on fair value.
Similarly, on consummation of the Business Combination, the Company recorded a liability related to the Public Warrants of
 $16.3
million, with an offsetting entry to additional paid-in capital. On March 31, 2022, the fair value of the Public Warrants decreased to
$11.2
million with the gain on fair value change recorded in the condensed consolidated statements of operations for the three months ended March 31, 2022. See Note 10, for further information on fair value.
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

Earn-Out
Liability —
At Closing, the
SPAC
Sponsor subjected certain Sponsor Vesting Shares to forfeiture and vesting as of the Closing Date if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year
period following the Closing (the “Earn-Out Triggering Events”). Any such shares held by the Sponsor that remain unvested after the fifth anniversary of the Closing will be forfeited. See Note 3, Business Combination for more detail on terms of Sponsor Vesting Shares.
These Sponsor Vesting Shares are accounted for as liability classified instruments because the
Earn-Out
Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be
 $20.4
million (as restated and discussed in Note 1), at Closing. As of March 31, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of
 $14.4
million (as restated and discussed in Note 1). The change in the fair value of
 $6.0
million (as restated and discussed in Note 1) is included in gain on fair value change, net in the condensed consolidated statements of operations for the three months ended March 31, 2022. .
Significant inputs into the respective models at the March 2, 2022 (the initial recognition) and March 31, 2022 are as follows:

	Initial Recognition
Valuation Assumptions	on March 2, 2022	March 31, 2022

Stock Price	$9.43	$6.30
Simulated trading days	1,198.00	1,178.00
Volatility (annual) (1)	30.50%	59.80%
Risk-free rate	1.74%	2.42%
Estimated time to expiration (years)	5	5

(1)	As restated and discussed in Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors

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

1
3

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
Stock-Based Compensation —
The Company
a
ccounts for share-based compensation in accordance with ASC 718,
Compensation – Stock Compensation
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
Concentrations of Credit Risk—
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

1
4

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
(the “Exchange Ratio”) for an aggregate o
f 78,959,579
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

1
5

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

Amount (in thousands)
Cash - SNII trust and cash (net of redemption)	$77,769
Cash - PIPE	147,510
Cash - SNII operating account	325

Net Proceeds from Business Combination and PIPE	$225,604

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
1
and fully paid as of March 31, 2022,
 $16.3 million recognized for the Public Warrant liabilities, $9.6 million (as restated and discussed in Note 1) recognized for the Private Warrant liabilities, and
$20.4
million (as restated and discussed in Note 1) recognized for the earn-out
liabilities.

1
6

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

**
(i)

all outstanding shares of Legacy Rigetti Common Stock as of immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti Preferred Stock Conversion), were exchanged at an exchange ratio of 0.7870 (the “Exchange Ratio”). (ii) the conversion ratio to Legacy Rig
e
tti Common Stock for the Legacy Series C Preferred Stock was
one-for-one
and for Legacy Series
C-1
Preferred Stock was
eight-for-one.

1
7

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

Three Months Ended March 31,
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

1
8

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
The fair value measurements of financial assets and liabilities that are measured at fair value at March 31, 2022 are as follows:

	Fair Value Hierarchy

	Level 1	Level 2	Level 3
			As Restated (1)
	(in thousands)
Assets:
Forward Warrant Agreement	$—	$—	$2,740

Total Assets	$—	$—	$2,740

Liabilities:
Derivative warrant liability - Trinity Warrants, as restated (1)	$—	$—	$4,872
Derivative warrant l iability - Private Warrants, as restated (1)	—	—	10,413
Derivative warrant liability - Public Warrants	11,212	—	—
Earn-out liability, as restated (1)	—	—	14,422

Total Liabilities	$11,212	$—	$29,707

(1)	As restated and discussed in Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
As of March 31, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liability – Trinity Warrants, 2) Derivate warrant liabilities—Public Warrants and Private Warrants, 3) Forward Warrant Agreement and 4)
Earn-out
liability. The Private Warrants, Public Warrants and
Earn-out
liability were recorded in connection with the business combination (Note 1 and Note 3).
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
Earn-out
Liability.

1
9

There have been no changes in fair value measurement techniques (other than the change in valuation assumptions described in Note 1) during the three months ended March 31, 2022. There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022.
A summary of the changes in the fair value of the Company’s Level 3 financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	Derivative warrant liability - Trinity Warrants, as restated (1)	Derivative warrant liability - Private Warrants, as restated (1)	Derivative warrant liability - Public Warrants	Forward Warrant Agreement	Earn-out liability, as restated (1)
	(in thousands)
Balance - December 31, 2021	$4,355	$—	$—	$230	$—

Initial measurement(as restated and discussed in Note 1) on March 2, 2022 upon Business Combination, as restated (Note 3) (1)		9,612	16,301		20,413
Change in fair values, as restated (1)	517	801	(5,089)	(2,970)	(5,991)

Balance - M arch 31, 2022, as restated (1)	$4,872	10,413	$11,212	$(2,740)	$14,422

(1)	As restated and discussed in Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
6. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases office spaces under noncancelable operating lease agreements, which expire in 2026. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.
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
The Loan Agreement contains customary representations, warranties and covenants, however the debt agreement does not include any financial covenants. In May 2021, the debt agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022 subject to certain conditions. The Company drew the $7.0 million in November 2021. In conjunction with the Amendment, the Company cancelled the Initial Warrants and issued 995,099
(783,129 shares post conversion upon the closing of the Business Combination) warrant shares to purchase the common stock which was an incremental cost allocated between Tranche A and Tranche B, see Note 10 for further information on these warrants. The Amendment to the debt agreement was considered a modification for accounting purposes. The Company capitalized
$2.8
million of debt issuance costs which consist of incremental costs incurred for the lenders and third party legal firms as well as the fair value of the warrant issued in conjunction with the origination of the term loan.
Under the Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19
months following each specific cash advance date, the term loan incurs interest at a rate of the greater
o
f
 11
% and the US Prime Rate plus 7.5% per annum, payable monthly. The Term Loan includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.
In addition, the Company is required to pay a final payment fee equal to 2.75
% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between 16.49 – 17.31
% for all tranches of the debt as of March 31, 2022.
In January 2022, the debt agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Amendment”) which was drawn on January
 27, 2022. Subject to an interest only period of 19 months
, Tranche C incurs interest at a rate of the greater
o
f
 11
% and the US Prime Rate plus 7.5% per annum,
payable monthly, until the maturity date, February 1, 2026. The Company paid an exit fee of $1.0 million which is the 20% of the Tranche C amount upon the consummation of a merger. The exit fee is not applicable to Tranche A and Tranche B.

The book value of debt approximates its fair value given its maturity and variable interest rate.
Long term debt and the unamortized discount balances are as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Outstanding principal amount	$32,000	$27,000
Add: accreted liability of final payment fee	188	125
Less: unamortized debt discount, long term	(1,421)	(1,618)
Less: current portion of long term debt - principal	(3,089)	(1,291)

Debt—net of current portion	$27,678	$24,216

Current portion of long term debt - principal	$3,089	$1,291
Less: current portion of unamortized debt discount	(724)	(716)

Debt—current portion	$2,365	$575

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
Scheduled principal payments on total outstanding debt, as of March 31, 2022, are as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
2022	$702	$702
2023	9,273	8,682
2024	12,914	11,008
2025	8,734	6,608
2026	377	—

	$32,000	$27,000

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

2
3

The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at the March 2, 2022 (the initial recognition) and March 31, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	March 31, 2022
	As Restated (1)	As Restated (1)
Stock Price	$9.43	$6.30
Simulated trading days	1,198	1,178
Volatility ( annual) (1)	30.50%	59.80%
Risk-free rate	1.74%	2.42%
Estimated time to expiration (years)	5	5

(1)	As restated and discussed in Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
Trinity Warrants
The Trinity Warrants of 313,252 common stock warrants were issued in March of 2021. An incremental 469,877 common stock warrants were issued as part of the Amendment in May of 2021, thus there were total of 783,129 common stock warrants issued in conjunction with Loan and Security Agreement in 2021. The Company utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of the Debt Issuance Cost. The change in fair value of the warrants from issuance date through March 31, 2022 of $2.17 million (as restated and discussed in Note 1) was driven primarily by an increase in the fair value of the Company’s stock that occurred as a result of the Merger Agreement discussed in Note 3. The outstanding common stock warrants were recognized as liabilities on the consolidated balance sheet and were measured at their inception date fair value using the Black-Scholes model and will be subsequently remeasured at each reporting period with change recorded as a component of other income in the Company’s consolidated statement of operations. See below for the March 31, 2022 balance summary:

2
4

Warrant Class	Shares	Issuance Date	Strike Price per Share	Expiration Date
Common Stock Warrants	783,129	May 18, 2021	$0.27	May 18, 2031
The warrant issued in conjunction with the Loan and Security Agreement is classified as liability under ASC 480, “Distinguishing Liabilities from Equity”. See Deferred Financing Cost disclosure at Note 2 Summary of Significant Accounting Policies.
The fair value of the Trinity Warrant liabilities presented above was measured using the Black Scholes model approach. Significant inputs into the respective models at March 31, 2022 is as follows:

Valuation Assumption - Common Stock Warrants	March 31, 2022
Stock price	$6.30
Strike price	$0.27
Volatility (annual)	105.10%
Risk-free rate	2.29%
Estimated time to expiration (years)	9
Dividend yield	—%
The Company
recorded a total loss of $0.5
million to Change in Fair Value of Warrant Liability as a component of other income in the consolidated statement of operations for the three months ended March 31, 2022 after applying the revised valuation inputs as described in Note 1.
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

2
5

The vesting status of the Customer Warrant is as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Vested Customer warrants	1,072,237	1,072,237
Unvested Customer warrants	1,608,359	1,608,359

	2,680,596	2,680,596

11. FORWARD WARRANT AGREEMENT
In connection
with the execution of the Merger Agreement in October 2021 (See Note 1), Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $10.0 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and the strategic partner. The parties entered into the collaboration agreement in January 2022. The strategic partner is required to pay $5.0 million to Rigetti no later than (i) the Closing and (ii) June 30, 2022, and upon such payment the warrant will vest and be exercisable by the strategic partner with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant. The strategic partner is required to pay an additional $5.0 million to Rigetti no later than the second anniversary of the date of the warrant subscription agreement, and upon such payment, the warrant will vest and be exercisable by the strategic partner with respect to the remainin
g 500,000 shares of Common Stock pursuant to the terms of the warrant.
The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of March 31, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, the Company calculated the fair value of the forward contract to be
($0.2 million) derivative liability and $2.7
million derivative asset at December 31, 2021 and March 31, 2022, respectively. The Company has included the derivative liability in other liabilities (current) and derivative asset separately as forward contract asset on the balance sheet line in the accompanying consolidated balance sheet as of December 31, 2021 and March 31, 2022, respectively.
The change in fair value is recorded as part of the general and administrative operating activities in the Company’s condensed consolidated statements of operations. The following table represents key valuation assumptions as of the quarter ended March 31, 2022.

Key Valuation Assumptions
Holding period (in years)	0.250 - 0.878
Risk free rate	0.52% - 1.49%
Probability of the contingency occurrence	50% - 100%
Underlying value per share	$6.30
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

2
6

2022 Equity Incentive Plan
In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on February 23, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs , NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of common stock reserved for future issuance under the 2022 Plan is 18,332,215 shares. However, the Company has not issued any grants under the 2022 Plan as of March 31, 2022.
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

2
7

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

2
8

The Company did not grant any stock options during the three months ended March 31, 2022. The range of assumptions used in the Black-Scholes option-pricing model for options issued to employees during the three months ended March 31, 2021, are as follows:

March 31 , 2021
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
The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2022, and 2021 (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
	As Restated (1)
Net Loss, as restated (1)	$(17,642)	$(7,787)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	53,691,948	21,847,581
Loss per share for Class A Common Stock
— Basic (1)	$(0.33)	$(0.36)
— Diluted (1)	$(0.33)	$(0.36)

(1)	As restated and discussed in Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
The weighted-average common stock outstanding for the three months ended March 31, 2022 and 2021 include 3,976,326 and 5,254,479 shares of warrants with an exercise price of $0.01. Additionally, 3,059,273 shares of contingently issuable common stock pursuant to the earn-out
arrangement were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as of March 31, 2022.

2
9

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those we describe under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors.

For purposes of this discussion, “Rigetti,” “the Company,” “we,” “us” or “our” refer to Rigetti Computing, Inc. and its subsidiaries unless the context otherwise requires.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 1— Description of Business—Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, certain items within this Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been updated to reflect the restatement of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. Except as described above, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q filed with the SEC on May 16, 2022, and accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect or purport to reflect any information or events occurring after May 16, 2022, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to reflect such restatement and its effects. Accordingly, the Company has not updated forward-looking statements or information to reflect events occurring after the filing of the Original Form 10-Q. Refer to Note 1 — Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for a description of the restatement.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits and have incurred significant operating losses since inception. Our net losses were $17.6 million and $7.8 million for the three months ended March 31, 2022, and 2021, respectively. As we expect to continue to invest in research and development infrastructure, we expect to continue to incur additional losses for the foreseeable future in line with its long-term business strategy. As of March 31, 2022, we had an accumulated deficit of $224.8 million.

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

Impacts of the COVID-19 pandemic, some of which we have already experienced, include those described throughout the “Risk Factors” included in this Quarterly Report on Form 10-Q/A, including the risk factor titled “A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business.”

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

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include compensation, employee benefits, stock- based compensation, outside consultant fees, allocation of facility costs, depreciation and amortization, materials and components purchased for research and development. We expect research and development expenses to increase as we invest in the enhancement of our product offerings. We do not currently capitalize any research and development expenditures.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021 (as restated)

The following tables set forth our results of operations for the periods indicated:

	March 31,
	2022	2021	$ Change	% Change
	As restated (1)
		( In thousands)
Revenue:	$2,104	$2,360	$(256)	-11%
Cost of revenue	414	273	141	52%

Total gross profit	1,690	2,087	(397)	-19%
Operating expenses:
Research and development	13,927	6,934	6,993	101%
Sales and marketing	1,475	312	1,163	373%
General and administrative	11,560	2,521	9,039	359%

Total operating expenses	26,962	9,767	17,195	176%

Loss from operations	(25,272)	(7,680)	(17,592)	229%

Other (expense) income, net:
Interest expense	(1,205)	(77)	(1,128)	nm
Change in fair value of warrant liabilities	3,771	—	3,771	nm
Change in fair value of earn-out liability	5,991	—	5,991	nm
Transaction cost	(927)	—	(927)	nm
Other expense	—	(30)	30	-100%

Total other income (expense), net	7,630	(107)	7,737
Net loss before provision for income taxes	(17,642)	(7,787)	(9,855)
Provision for income taxes	—	—	—

Net loss	$(17,642)	$(7,787)	$(9,855)

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business – Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors

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

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $7.0 million, or 101%, to $13.9 million for the three months ended March 31, 2022, from $6.9 million for the three months ended March 31, 2021. The increase was primarily attributable to:

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

•

A one-time correction during the three months ended March 31, 2022 representing estimated electrical utility fees for a portion of the electrical usage at our Berkeley facility from February 2019 to December 31, 2021, which was an out-of-period adjustment. We have cumulatively recorded an accrual of $1.5 million for the three months ended March 31, 2022. For further detail on these additional expenses, see Note 1 to our unaudited condensed consolidated financial statements for the three-months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A. The actual amount of fees that we may be required to pay to our electricity provider and any related costs, expenses or penalties may be higher or more significant than the estimates described above.

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

This increase was partially offset by the gain in change in fair value of Forward Warrant Agreement of $2.9 million which was entered into with

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

Change in Fair Value of Warrant Liabilities

A discussion of change in fair value of warranty liabilities is included in Note 10 to our unaudited condensed consolidated financial statements for the three months period ended March 31, 2022, included elsewhere to this Quarterly Report on Form 10-Q/A.

Change in Fair Value of Earn-out Liability

A discussion of change in fair value of earn-out liability is included in Note 2, Sponsor Earn-out Liability, to our unaudited condensed consolidated financial statements for the three months period ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Liquidity and Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes and revenue. During the three months ended March 31, 2022, we incurred a net loss of $17.6 million. As of March 31, 2022, we had an accumulated deficit of $224.8 million, and we expect to incur additional losses and higher operating expenses for the foreseeable future in line with our long-term business and investment strategy. In connection with the closing of the Business Combination on March 2, 2022, we received a total of $225.6 million from the Business Combination and PIPE Investment, net against SNII transaction costs. We believe that our existing cash and cash equivalents, including net proceeds from the Business Combination, should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan and expectations and assumptions in light of current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong, and could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q/A.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our development contracts and other services, we expect to finance our cash needs through borrowings under the Loan Agreement and equity or debt financings or other capital sources, including development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q/A.

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

The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Quarterly Report on Form 10-Q/A, we are in compliance with all covenants under the Loan Agreement.

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
	(in thousands)
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

Net cash used in operating activities during the three months ended March 31, 2022 was $15.7 million, resulting primarily from a net loss of $17.6 million, adjusted for non-cash charges of $1.4 million in depreciation, $11.5 million in stock-based compensation, $6.0 million gain from change in fair value for contingent earn-out liabilities, $0.5 million loss from change in fair value of derivative warrant liabilities related to the Loan Agreement, $0.8 million loss from change in fair value of Private Warrants (as defined below), $5.1 million gain from change in fair value of Public Warrants (as defined below), $3.0 million gain from change in fair value of for Forward Warrant Agreement, $0.2 million in amortization of debt financing costs. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities was $1.5 million, which primarily consisted of a decrease in accounts receivable of $0.3 million, an increase in prepaid and current assets of $3.1 million, an increase in accounts payable, accrued expenses and other current liabilities for a total of $5.6 million, an increase in other assets for $0.9 million, and a decrease in deferred revenue of $0.5 million. The increase in prepaid expenses and other current assets was due to advance payment for goods or services that were expected to be recognized or realized within the next 12 months period as of March 31, 2022. The increase in accounts payable, accrued expenses and other liabilities was due to increased operating expenses seen during the three month period ended March 31, 2022. The decrease in deferred revenue was due to decrease in prepayment by customers for goods or services that have yet to be delivered in the period, and the increase in accounts receivable was due to the timing of customer invoicing and payments.

Net cash used in operating activities during the three months ended March 31, 2021 was $5.8 million, resulting primarily from a net loss of $7.8 million, adjusted for non-cash charges of $1.1 million in depreciation, and $0.6 million in stock-based compensation. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities was $0.3 million, which consisted of a decrease in deferred revenue of $0.6 million and increase in accounts payable of $0.3 million, an increase in accrued expenses and other liabilities of $0.3 million, a decrease in accounts receivable of $0.2 million, a decrease of prepaid expenses and other current assets of $0.2 million, and a decrease in other liabilities of $0.1 million. The increase in accounts payable was due to the timing of vendor invoicing and payments, the decrease in deferred revenue was due to revenue being recognized on contracts with customers for advanced billings, and the increase in accrued expenses and other liabilities was due to increased spending on research and development activity during the three months ended March 31, 2021. We expect to incur increased electrical utility expenses in the future. We also expect to incur costs related to additional legal and consulting fees related to the restatement of our first and second quarter 2022 financial statements.

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

Net cash used in investing activities during the three months ended March 31, 2021 was $1.5 million, representing additions of $1.5 million to property and equipment. Investments made into property and equipment during this period relate primarily to process computing equipment, quantum computing equipment and development tools for our chip fabrication facility. We expect to make additional investments with respect to electricity upgrades. Thus, we foresee an increase in cash used for capital expenditures in the future.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on its historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the Notes to our unaudited condensed consolidated financial statements for the three month period ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million (as restated and discussed in Note 1), with an offsetting entry to additional paid-in capital. On March 31, 2022, the fair value of the Private Warrants increased to $10.4 million (as restated and discussed in Note 1), with the loss on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. On March 31, 2022, the fair value of the Public Warrants decreased to $11.2 million with the gain on the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2022.

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

Other than the Public and Private Warrants noted above, we also issued a total of 995,099 (783,129 shares post conversion upon the closing of the Business Combination) common stock warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized Black-Scholes model to determine grant fair value of the warrants which was approximately $2.7 million which was recorded as part of the Debt Issuance Cost.

The change in fair value of the warrants from issuance date through March 31, 2022 of $2.2 million was driven primarily by an increase in the fair value of our stock that occurred as a result of the Business Combination. We recorded a total loss of $0.5 million to Change in Fair Value of Warrant Liability as a component of other income in the consolidated statement of operations for the three months ended March 31, 2022 after the correction of the error as described in Note 1-Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements. We did not have any common stock warrants classified as liabilities as of March 31, 2021.

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

The Sponsor Vesting Shares issued in related to the Business Combination are accounted for as liability classified instruments because the Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to our common stock. The aggregate fair value of the Sponsor Vesting Shares on the Business Combination Closing was estimated using a Monte Carlo simulation model and was determined to be $20.4 million at Closing. As of March 31, 2022, the Triggering Events were not achieved for any of the tranches and as such we adjusted the carrying amount of the liability to its estimated fair value of $14.4 million. The change in the fair value of $6.0 million is included in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. A discussion of change in fair value of earn-out liability is included in Note 2, Sponsor Earn-out Liability, to our unaudited condensed consolidated financial statements for the three month period ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weakness described below. This material weakness in our internal control over financial reporting relates to the lack of effective review controls over the accounting for complex financial instruments as described further below. We are adding additional controls over the review of complex financial instrument valuations as well as technical accounting resources, which are still being designed and implemented. The material weakness will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to this material weakness and the additional procedures that we performed, management has concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP; however, it resulted in errors in the financial statements and related disclosures in the Original Form 10-Q for the quarter ended March 31, 2022, which we have restated as described in Note 1 to the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, in addition to errors in the financial statements and related disclosures for the quarter ended June 30, 2022 also described in Note 1 to the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.

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

While evaluations in connection with the Original Form 10-Q did not identify that the material weakness was unremediated, the evaluation of disclosure controls and procedures in connection with the preparation of our financial statements for the second quarter of 2022 identified that the previously reported material weakness remained unremediated and we identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital as previously disclosed in our Quarterly Report on Form 10-Q for such period.

In addition, in connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the restated unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A and are being corrected in a restatement of the financial statements for the period ended June 30, 2022 included in a separate amendment to the Quarterly Report on Form 10-Q for such period. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for further detail on the impact to the previously filed financial statements.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. Our design and implementation of controls to evaluate and monitor the accounting for these complex financial instrument liabilities were still not adequate as of March 31, 2022 due to the reasons described above.

Remediation Plan

Our remediation plan related to this material weakness includes:

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q/A before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

We incurred net losses of $17.6 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively, and $38.2 million for the eleven months ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $224.8 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.

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

Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. For example, we expect to make additional investments with respect to electricity upgrades in addition to increased electrical utility fees going forward, and we may be required to pay additional amounts in taxes, penalties or otherwise related to the electrical utility fees that were unpaid and unrecognized in prior periods as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, we expect to incur costs related to, among other things, additional legal and consulting fees related to the restatement of our first and second quarter 2022 financial statements and remediation of our material weakness in internal controls over financial reporting. The actual amounts we may be required to spend on these and other matters may be greater and more significant than our expectations. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and military conflict with Russia and Ukraine and the related sanctions imposed against Russia. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

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

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of March 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $190.9 million.

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

•

large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this Quarterly Report on Form 10-Q/A and we believe additional countries in the future;

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

We have historically generated most of our revenue from a limited number of customers. Our three largest customers, which differed by period, collectively accounted for 66% of our revenue for the fiscal year ended December 31, 2021, 78% of our revenue for the fiscal year ended January 31, 2021, 83% of our revenue for the three months ended March 31, 2022 and 81% of our revenue for the three months ended March 31, 2021. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 2 to the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A and Note 2 to the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2021, included in our Periodic Report on Form 8-K filed with the SEC on March 7, 2022.

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

The success of our business is dependent upon the cost per qubit decreasing over the next several years as our quantum computers advance, which is based on achieving anticipated economies of scale related to demand for our computer systems, technological innovation and negotiations with third- party parts suppliers. If we do not achieve economies of scale or if the anticipated cost savings do not materialize, we may be unable to achieve a lower cost per qubit, which would make our quantum computing solution less competitive than those produced by our competitors and could have a material adverse effect on our business, financial condition or results of operations.

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

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. See “—If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced.” In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. See “—Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.”

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

•

increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity- based incentive programs and unexpected legal costs and regulatory restrictions in issuing our shares to employees outside the United States;

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

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about the Company, our partners, our customers or third parties could expose we and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects our customers, or if we suffers a cyber- attack that impacts our ability to operate our platform, we may suffer material damage to our reputation, business, financial condition and results of operations.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in our previously issued financial statements, and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.

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

In addition, in connection with the preparation of the financial statements for the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital. The error was made in the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 as disclosed in Notes 1 and 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. We corrected the immaterial error in our condensed consolidated financial statements as of and for the period ended June 30, 2022. However, as part of our restatement of the financial statements for the quarter ended March 31, 2022 and June 30, 2022, we have reversed such prior correction and instead have reflected such correction in the restated unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A.

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the restated unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A and through a separate restatement of the previously issued financial statements for June 30, 2022. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for further detail on the impact to the previously issued financial statements.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. Our design and implementation of controls to evaluate and monitor the accounting for complex financial instrument liabilities were still not adequate as of March 31, 2022 due to the reasons described above.

As a result of the foregoing, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarterly period ended March 31, 2022. Our management is in the process of undertaking a remediation plan and is taking steps to remediate the material weakness. The material weakness will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective.

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

Any failure to remediate the material weakness or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in additional material misstatements of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. For example, in connection with the identification of the material weakness described above, we were unable to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 by the prescribed deadline. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result. In addition, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which in turn, could materially and adversely affect our business, financial condition and the market value of our common stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.

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

Furthermore, some open-source licenses require the release of proprietary source code combined with, linked to or distributed with such open- source software to be released to the public. If we combine, link or distribute our proprietary software with open-source software in a specific manner, we could, under some open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

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

Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We previously have identified a material weakness. See “—We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in our previously issued financial statements, and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.” If we identify additional material weaknesses in the future, they could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We will incur substantial costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. In addition, key members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q/A and in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.

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

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. If analysts commence coverage of us, the market price and volume for our securities could be adversely affected.

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

Pursuant to registration rights we have with certain holders of our securities, we are required to register the resale of shares of our common stock that represent approximately 63.5% of our shares outstanding as of March 31, 2022 (after giving effect to the issuance of shares upon exercise of outstanding public warrants, Private Warrants and the exercise or settlement of warrants, options or restricted stock units of Legacy Rigetti assumed in the Business Combination). Given the substantial number of shares of common stock that is expected to be available for potential resale by such holders, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in Supernova’s IPO, certain holders of our securities may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock.

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

We expect to issue additional shares of common stock, including under our equity incentive plans and employee stock purchase plan, or preferred stock. Any such issuances would dilute the interest of our shareholders and likely present other risks.

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

As a result, included Rigetti’s balance sheet as of March 31, 2022 contained in this Quarterly Report on Form 10-Q/A are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

For example, in connection with the preparation of our financial statements for the quarter ended September 30, 2022, the audit committee of our board of directors, based on the recommendation of, and after consultation with, our management, and as discussed with our independent registered public accounting firm, concluded that our previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 could no longer be relied upon and required restatement in order to revise the volatility assumption in the valuation methodology with respect to Sponsor Vesting Shares, revise the fair value for our Private Warrants and correct an immaterial error related to the valuation of the warrant liability with respect to the warrants issued to Trinity Capital Inc., in addition to other matters. As a result, we have identified a material weakness in our internal control over financial reporting and disclosure controls and procedures. In addition, we were also unable to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 within the prescribed deadline. See Note 1 in the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for a description of these restatements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.1	November 14, 2022

4.1	Specimen Common Stock Certificate.	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate.	8-K	001-40140	4.2	March 7, 2022

10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2022, by and among New Rigetti, the Sponsor and the other holders party thereto.	8-K	001-40140	10.1	March 7, 2022

10.2	Loan and Security Agreement dated March 10, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.14	February 8, 2022

10.3	Amendment No. 1 to Trinity Loan and Security Agreement dated May 18, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.15	February 8, 2022

10.4	Amendment No. 2 to Trinity Loan and Security Agreement dated October 21, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.16	February 8, 2022

10.5	Amendment No. 3 to Trinity Loan and Security Agreement dated January 27, 2022, by and between Rigetti & Co. LLC and Trinity Capital Inc.	S-4/A	333-260692	10.17	February 8, 2022

10.6	Guaranty Agreement dated January 27, 2022, by and between Rigetti Holdings, Inc. and Trinity Capital Inc.	S-4/A	333-260692	10.18	February 8, 2022

10.7#	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.23	February 8, 2022

10.8#	Rigetti Computing, Inc. 2022 Equity Incentive Plan.	8-K	001-40140	10.16	March 7, 2022

10.9#	Form of Stock Option Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.17	March 7, 2022

10.10#	Form of RSU Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.18	March 7, 2022

10.11#	Form of Stock Award Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.19	March 7, 2022

10.12#	Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-40140	10.20	March 7, 2022

Exhibit			Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing

10.13#	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-40140	10.21	March 7, 2022

10.14#	Non-Employee Director Compensation Policy.	8-K	001-40140	10.22	March 7, 2022

10.15#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Chad Rigetti.	S-4/A	333-260692	10.24	February 8, 2022

10.16#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Brian Sereda.	S-4/A	333-260692	10.25	February 8, 2022

10.17#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Taryn Naidu.	S-4/A	333-260692	10.26	February 8, 2022

10.18#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Mike Harburn.	S-4/A	333-260692	10.28	February 8, 2022

10.19#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Rick Danis.	S-4/A	333-260692	10.29	February 8, 2022

10.20#	Executive Employment Agreement, dated March 14, 2022, between Rigetti Computing, Inc. and Greg Peters.	S-1	333-263798	10.30	March 23, 2022

10.21#	Rigetti & Co, Inc. 2013 Equity Incentive Plan, as amended.	10-Q	001-40140	10.21	May 16, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

Furnished herewith. This certification accompanies the Form 10-Q/A to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Rigetti Computing, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q/A), irrespective of any general incorporation language contained in such filing.

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

RIGETTI HOLDINGS, INC.
(Registrant)

Date: November 30, 2022	By:	/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)