Form 10-Q/A
period 2022-06-30
Rigetti Computing, Inc.
filed 2022-11-30
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
001-40140

RIGETTI COMPUTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0950636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

775 Heinz Avenue
Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)
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
12-2
of the Exchange Act).    ☐  Yes    ☒  No
As of August 5, 2022, 118,244,451 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

RIGETTI COMPUTING, INC. AND SUBSIDIARIES FORM 10-Q/A

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward- looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward- looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

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

Explanatory Note
Rigetti Computing, Inc. (together with its consolidated subsidiaries, as the context requires, the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 to the Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2022 (as amended, the “Quarterly Report on Form
10-Q/A”)
to amend and restate the unaudited interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022, previously included in its Quarterly Report on Form
10-Q
filed with the Securities and Exchange Commission (“SEC”) on August 12, 2022 (the “Original Form
10-Q”).
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
(a) Earn-out
Liability Valuation (b) Private Warrant Valuation (c) Additional Operating Expenses and (d) Trinity Warrant Valuation, each as defined and described in Note 1 — Description of Business—Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the consolidated financial statements to this Quarterly Report on Form
10-Q/A.
The Company is restating the unaudited condensed consolidated financial statements and related information for the quarter ended June 30, 2022 in this Quarterly Report on Form
10-Q/A,
and has restated the unaudited condensed consolidated financial statements and related information for the quarter ended March 31, 2022 in a separate amendment to the Quarterly Report on Form
10-Q
for such period.
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated
the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2022 due to a material weakness in internal control over financial reporting. Specifically, there was a lack of effective review controls over the accounting for complex financial instruments. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report on Form
10-Q/A.

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
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Quarterly Report on Form
10-Q/A
new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Interim Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Quarterly Report on Form
10-Q/A
(included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2 and 32.1). Except as described above, this Quarterly Report on Form
10-Q/A
is presented as of the date of the Original Form
10-Q
and does not substantively amend, update or change any other items or disclosures contained in the Original Form
10-Q,
and accordingly, does not reflect or purport to reflect any information or events occurring subsequent to August 12, 2022, the original filing date of the Original Form
10-Q,
or modify or update those disclosures affected by subsequent events, except to the extent they are otherwise required to be included and discussed herein. Among other things, forward-looking statements made in the Original Form
10-Q
have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Form
10-Q,
other than the restatement. Accordingly, this Quarterly Report on Form
10-Q/A
should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form
10-Q,
including any amendments to those filings.
The restatement is more fully described in Note 1 of the notes to the unaudited condensed consolidated financial statements included herein.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RIGETTI COMPUTING, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	As Restated (1)
Assets
Current assets:
Cash	$184,020	$11,729
Accounts receivable	2,572	1,543
Prepaid expenses and other current assets	4,248	1,351
Forward contract - assets	1,543	—
Deferred offering costs	—	3,449

Total current assets	192,383	18,072
Property and equipment, net	30,583	22,497
Restricted cash	117	317
Other assets	130	165
Goodwill	5,377	5,377

Total assets	$228,590	$46,428

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,517	$1,971
Accrued expenses and other current liabilities	6,018	3,806
Deferred revenue	1,108	985
Debt - current portion	4,226	575
Forward contract - liabilities	—	230

Total current liabilities	12,869	7,567
Debt - net of current portion	25,201	24,216
Derivative warrant liabilities	12,148	4,355
Earn-out liabilities	7,856	—
Other liabilities	416	295

Total liabilities	58,490	36,433
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock (2), par value $0.0001 per share; 0 shares and 80,974,757 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 shares and 77,696,679 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	81,523
Stockholders’ (deficit) equity:
Preferred Stock, par value $0.0001 per share; 10,000,000 shares and 0 shares authorized at June 30, 2022 and December 31, 2021, respectively; 0 shares and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock (2), par value $0.0001 per share; 1,000,000,000 shares and 134,050,472 shares authorized at June 30, 2022 and December 31, 2021, respectively; 117,102,735 shares and 18,221,069 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11	2
Additional paid-in capital	407,015	135,549
Accumulated other comprehensive gain	99	52
Accumulated deficit	(237,025)	(207,131)

Total stockholders’ equity (deficit)	170,100	(71,528)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$228,590	$46,428

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
(2)
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series
C-1
Preferred Stock, legacy Class A common stock, and legacy Class B common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except for share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	As Restated (1)		As Restated (1)
Revenue	$2,134	$1,540	$4,238	$3,900
Cost of revenue	873	365	1,287	637

Total gross profit	1,261	1,175	2,951	3,263
Operating expenses:
Research and development	12,747	7,496	26,673	14,431
Sales and marketing	1,487	644	2,963	957
General and administrative	12,785	2,711	24,345	5,232

Total operating expenses	27,019	10,851	53,981	20,620

Loss from operations	(25,758)	(9,676)	(51,030)	(17,357)

Other (expense) income , net:
Interest expense, net of interest income	(1,040)	(405)	(2,244)	(481)
Change in fair value of derivative warrant liabilities	7,980	—	11,750	—
Change in fair value of earn-out liability	6,566	—	12,557	—
Transaction costs	—	—	(927)	—
Other income (expense)	—	7	—	(23)

Total other income (expense), net	13,506	(398)	21,136	(504)
Net loss before provision for income taxes	(12,252)	(10,074)	(29,894)	(17,861)
Provision for income taxes	—	—	—	—

Net loss	$(12,252)	$(10,074)	$(29,894)	$(17,861)

Net loss per share attribute to common stockholders - basic and diluted	(0.11)	$(0.46)	(0.36)	$(0.82)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted (2)	114,096,390	21,977,123	84,060,966	21,912,665

(1)	For discussion on the restatement adjustments, see Note 1 —Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
(2)	Weighted-average shares have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	As Restated (1)		As Restated (1)
Net loss	$(12,252)	$(10,074)	$(29,894)	$(17,861)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	38	(2)	47	50

Comprehensive loss	$(12,214)	$(10,076)	$(29,847)	$(17,811)

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(In thousands)

						Accumulated Other Comprehensive Gain
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
					As Restated (1)		As Restated (1)	As Restated (1)
	(In thousands, except share and per share data)
Balance, December 31, 2021	98,726,505	$81,523	23,153,127	$—	$135,551	$52	$(207,131)	$(71,528)
Retroactive application of Business Combination (Note 3)	(21,029,826)	—	(4,932,058)	2	(2)	—	—	—

Adjusted balance, beginning of period (2)	77,696,679	81,523	18,221,069	2	135,549	52	(207,131)	(71,528)
Issuance of common stock upon conversion of legacy Series C and Series C-1 preferred stock in connection with the Business Combination (Note 3)	(77,696,679)	(81,523)	57,380,563	6	81,517	—	—	81,523
Issuance of common stock upon exercise of legacy Rigetti stock options	—	—	1,123,539	—	574	—	—	574
Issuance of common stock upon exercise of legacy Rigetti common stock warrants	—	—	2,234,408	—	28	—	—	28
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities (Note 3) (1)	—	—	34,850,706	3	159,535	—	—	159,538
Stock-based compensation	—	—	—	—	11,481	—	—	11,481
Foreign currency translation gain	—	—	—	—	—	9	—	9
Net loss (1)	—	—	—	—	—	—	(17,642)	(17,642)

Balance, March 31, 2022	—	$—	113,810,285	$11	$388,684	$61	$(224,773)	$163,983

Issuance of common stock upon exercise of stock options	—	—	229,606	—	62	—	—	62
Issuance of common stock upon exercise of common stock warrants	—	—	1,702,210	—	5,011	—	—	5,011
Issuance of common stock upon release of RSUs	—	—	1,360,634	—	—	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370			6,370
Settlement of the first tranche of forward contract	—	—			(3,305)			(3,305)
Stock-based compensation	—	—	—	—	11,041	—	—	11,041
Capitalization of deferred costs to equity upon share issuance					(848)			(848)
Foreign currency translation gain	—	—	—	—	—	38	—	38
Net loss (1)	—	—	—	—	—	—	(12,252)	(12,252)

Balance, June 30, 2022	—	$—	117,102,735	$11	$407,015	$99	$(237,025)	$170,100

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RIGETTI COMPUTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2022	2021
	As Restated (1)
Cash flows from operating activities
Net loss	$(29,894)	$(17,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,978	2,362
Stock-based compensation	22,522	1,118
Change in fair value of earnout liability	(12,557)	—
Change in fair value of derivative warrant liabilities	(11,750)	—
Change in fair value of forward contract	(5,077)	—
Amortization of debt issuance costs	667	—
Changes in operating assets and liabilities:
Accounts receivable	(1,030)	(241)
Prepaid expenses and other current assets	(2,898)	(530)
Other assets	34	(36)
Deferred revenue	123	(119)
Accounts payable	(882)	709
Accrued expenses and other current liabilities	2,557	692
Other liabilities	122	(192)

Net cash used in operating activities	(35,085)	(14,098)

Cash flows from investing activities
Purchases of property and equipment	(10,636)	(3,744)

Net cash used in investing activities	(10,636)	(3,744)

Cash flows from financing activities
Proceeds from Business Combination, net of transaction costs paid	225,604	—
Transaction costs paid directly by Rigetti	(17,428)	—
Proceeds from issuance of notes payable	5,000	20,000
Payments on debt issuance costs	(85)	—
Payment on loan and security agreement exit fees	(1,000)	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	5,675	117

Net cash provided by financing activities	217,766	20,117

Effect of changes in exchange rate on cash and restricted cash	46	41
Net increase in cash and restricted cash	172,091	2,316
Cash and restricted cash at beginning of period	12,046	24,394

Cash and restricted cash at end of period	$184,137	$26,710

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,708	$488
Supplemental disclosure of non-cash financing activity:
Fair value of earn-out liability	$20,413	$—
Fair value of private placement and public warrants liability	$22,932	$—
Reclassification of loan and security agreement warrants to equity	$6,370	$—
Settlement of the first tranche of forward contract	$3,305	$—
Capitalization of deferred costs to equity upon share issuance	$848	$—
Purchases of property and equipment recorded in accounts payable	$428	$664

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
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
COVID-19—
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
Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
On November 14, 2022, the audit committee of the Company’s board of directors (the “Audit Committee” ), based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 (the “Affected Financials”), as previously filed with the SEC, should no longer be relied upon and should be restated due to the matters described below. The unaudited condensed consolidated financial statements for the quarter ended June 30, 2022 are restated in this Quarterly Report on Form
10-Q/A,
and the Company has restated the unaudited condensed consolidated financial statements and related information for the quarter ended March 31, 2022 in a separate amendment to the Quarterly Report on Form
10-Q
for such period.
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

The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error. The revised weighting used for the volatility assumption in the estimation of the fair value of the Sponsor Vesting Shares had the following impact on the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2022 included in the Affected Financials:

•	a decrease in the Earn-out Liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2022 included in the Affected Financials;

•
a decrease in the gain from Change in the Fair Value of
Earn-out
Liability recorded in the unaudited condensed consolidated statement of operations for the period ended June 30, 2022 included in the Affected Financials;

•	an increase in Net Loss and Net Loss per Share recorded in the unaudited condensed consolidated statement of operations for the period ended June 30, 2022 included in the Affected Financials; and

•
a decrease in the Change in the Fair value of
Earn-out
Liability recorded in the unaudited condensed consolidated statements of cash flows as supplemental disclosure of non-cash
financing activities for the period ended June 30, 2022 included in the Affected Financials (the
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
The Company assessed the materiality of the error, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin No. 99, and concluded that the error is material to the Affected Financials based upon quantitative aspects of the error. The revised assumption used for the calculation of the volatility in the estimation of the fair value of the Private Warrants had the following impact on the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2022 included in the Affected Financials:

•	an increase in the Derivative Warrant Liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2022 included in the Affected Financials;

•
an increase in the gain from the Change in the Fair Value of Derivative Warrant Liabilities for the three months ended June 30, 2022 and a decrease in the gain from the Change in the Fair Value of Derivative Warrant Liabilities for the six months ended June 30, 2022 included in the Affected Financials;

•
a decrease in Net Loss and Net Loss per Share for the three months ended June 30, 2022 and an increase in Net Loss and Net Loss per Share for the six months ended June 30,2022 included in the Affected Financials; and

•
a decrease in the Change in Fair value of Derivatives Liability recorded in the unaudited condensed consolidated statements of cash flows as supplemental disclosure of non-cash
financing activities for the period ended June 30, 2022 included in the Affected Financials (the Private Warrant adjustments are marked with an “(d)” in the table below).

Additional Operating Expenses
In addition, in connection with the preparation of the financial statements for the three months ended September 30, 2022, the Company completed its analysis with respect to the treatment of additional operating expenses relating to electrical utility fees for a portion of the electrical usage at its Berkeley location since 2019 that were not paid and recognized in prior periods. The Company has cumulatively recorded an accrual of $1.6 million as of June 30, 2022, which includes an accrual of $1.5 million recorded for the three months ended March 31, 2022, reflecting an out-of-period
adjustment of $1.3 million in relation to expenses incurred in 2019 through 2021, and an additional $0.1 million accrual for the three months ended June 30, 2022. The expenses have been recorded as research and development expenses in the financial statements for the respective periods. The impact of the additional operating expenses recorded increased accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet and research and development expenses, operating expenses, operating loss and net loss recorded in the unaudited condensed consolidated statement of operations in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 included in the Affected Financials (the additional operating expense adjustments are marked with a “(b)” in the table below).

Trinity Warrant Valuation
As part of the restatement of the financial statements for the quarters ended March 31, 2022 and June 30, 2022, the Company also recorded the correction of an immaterial error related to the valuation of the liability associated with the warrants issued to Trinity Capital Inc. in the restated financial statements for the quarter ended March 31, 2022, and reversed the out-of-period
adjustment it had previously recorded for such immaterial error in the financial statements for the quarter ended June 30, 2022 in the restated unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022. The Company reduced Derivative Warrant Liabilities by $1.3 million in the condensed consolidated balance sheet as of March 31, 2022 and increased the Change in Fair Value of Derivative Warrant Liabilities by $1.3 million in the restated unaudited condensed consolidated statement of operations for the period ended March 31, 2022 for the revaluation of the liability associated with the warrants issued to Trinity Capital. The increase to the Change in Fair Value of Derivative Warrant Liabilities increased total other income (expense) and decreased net loss recorded in the unaudited condensed consolidated statement of operations for the period ended March 31, 2022. The reversal of the out of period adjustment from the financial statements for the quarter ended June 30, 2022 decreased total other income (expense) and increased net loss recorded in the restated unaudited condensed consolidated statement of operations for the period ended June 30, 2022 (the Trinity Warrant adjustments are marked with a “(c)” in the table below).
The Company recorded the following adjustments to correct the prior period errors in the financial statements as of and for the period ended June 30, 2022 such that the consolidated balance sheet and the year-to-date
consolidated statement of operations appropriately reflect the accounting impacts of the related transactions (in thousands):
Restated Condensed Consolidated Balance Sheet (unaudited)

	As of June 30, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Accrued expenses and other current liabilities	$4,428	$—	$1,590	$—	$—	$1,590	$6,018
Total current liabilities	11,279	—	1,590	—	—	1,590	12,869
Derivative warrant liabilities	8,944	—	—	—	3,204	3,204	12,148
Earn-out liabilities	8,925	(1,069)	—	—		(1,069)	7,856
Total liabilities	54,765	(1,069)	1,590	—	3,204	3,725	58,490
Additional paid-in capital	401,290	6,170	—	—	(445)	5,725	407,015
Accumulated deficit	(227,575)	(5,101)	(1,590)	—	(2,759)	(9,450)	(237,025)
Total stockholders’ equity (deficit)	173,825	1,069	(1,590)	—	(3,204)	(3,725)	170,100
Restated Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Research and development	$12,634	$—	$113	$—	$—	$113	$12,747
Total operating expenses	26,906	—	113	—	—	113	27,019
Loss from operations	(25,645)	—	(113)	—	—	(113)	(25,758)
Change in fair value of derivate warrant liabilities	8,687	—	—	(1,331)	624	(707)	7,980
Change in fair value of earn-out liability	8,024	(1,458)	—	—	—	(1,458)	6,566
Total other income (expense), net	15,671	(1,458)	—	(1,331)	624	(2,165)	13,506
Net loss	$(9,974)	$(1,458)	$(113)	$(1,331)	$624	$(2,278)	$(12,252)
Net loss per share attributed to common stockholders - basic and diluted	$(0.09)					$(0.02)	$(0.11)

	For the Six Months Ended
	June 30, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Research and development	$25,083	$—	$1,590	$—	$—	$1,590	$26,673
Total operating expenses	52,391	—	1,590	—	—	1,590	53,981
Loss from operations	(49,440)	—	(1,590)	—	—	(1,590)	(51,030)
Change in fair value of derivate warrant liabilities	14,509	—	—	—	(2,759)	(2,759)	11,750
Change in fair value of earn-out liability	17,658	(5,101)	—		—	(5,101)	12,557
Total other income (expense), net	28,996	(5,101)	—	—	(2,759)	(7,860)	21,136
Net loss	$(20,444)	$(5,101)	$(1,590)	$—	$(2,759)	$(9,450)	$(29,894)
Net loss per share attributed to common stockholders - basic and diluted	$(0.24)					$(0.12)	$(0.36)

Restated Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholder’s (Deficit) Equity (unaudited) as of June 30, 2022

	For the Six Months Ended June 30, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As Restated
Additional Paid-In Capital	$401,290	$6,170	$—	$—	$(445)	$5,725	$407,015
Accumulated deficit	(227,575)	(5,101)	(1,590)	—	(2,759)	(9,450)	(237,025)
Total Stockholders’ (Deficit) Equity	173,825	1,069	(1,590)	—	(3,204)	(3,725)	170,100
Restated Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30, 2022
	As reported	As adjusted - (a)	As adjusted - (b)	As adjusted - (c)	As adjusted - (d)	As adjusted - Total	As restated
Net loss	$(20,444)	$(5,101)	$(1,590)	$—	$(2,759)	$(9,450)	$(29,894)
Accrued expenses and other current liabilities	967	—	1,590	—	—	1,590	2,557
Change in fair value of derivative warrant liabilities	(14,509)	—	—	—	2,759	2,759	(11,750)
Change in fair value of earnout liability	(17,658)	5,101	—	—	—	5,101	(12,557)
Net cash used in operating activities	(35,085)	—	—	—	—	—	(35,085)
The cumulative impact of the error correction
s
on the Company’s
accumulated deficit

was
$9.5
million, and the impact on stockholders’ equity (deficit) was
$3.7
million as of and for the period ended June 30, 2022. The impact on net loss was

$2.3

million for the three months ended June 30, 2022.
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

Deferred Offering Costs —
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with the Business Combination or issuance of shares under a registration statement filed with the SEC. After consummation of the Business Combination or issuance of shares, costs allocated to equity-classified instruments are recorded as a reduction to additional paid-in
capital. Costs allocated to liability-classified instruments are expensed.
The Company incurred $0.8 million and $0 of offering costs for both the three and six months ended June 30, 2022 and 2021, respectively, which related to filing new registration statements with the SEC after the close of the Business Combination. These costs are incremental to those disclosed in Note 3. As the shares for which the registration statements were filed were issued as of June 30, 2022, the Company recorded the costs as a reduction to additional paid-in
capital.
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
On the consummation of the Business Combination, the Company recorded a liability related to the Private Warrants of $9.6 million (as restated and discussed in Note 1), with an offsetting entry to additional paid-in
capital. On June 30, 2022, the fair value of the Private Warrants decreased to $6.5 million (as restated and discussed in Note 1), with the gain on the change in fair value recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2022. See Note 9 and 11, for further information on fair value.
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

Earn-Out
Liability —
At the Closing, the SPAC Sponsor subjected certain Sponsor Vesting Shares to forfeiture and vesting as of the Closing Date if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing (the
“Earn-Out
Triggering Events”). Any such shares held by the Sponsor that remain unvested after the fifth anniversary of the Closing will be forfeited. See Note 3, Business Combination for more detail on terms of Sponsor Vesting Shares.
These Sponsor Vesting Shares are accounted for as liability classified instruments because the
Earn-Out
Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $20.4 million (as restated and discussed in Note 1) at the Closing Date.
As of June 30, 2022, the
Earn-Out
Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $7.9 million (as restated and discussed in Note 1). The change in the fair value of $6.6 million and $12.6 million (as restated and discussed in Note 1) are included in gain on fair value change, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.
Significant inputs into the respective models at the March 2, 2022 (the initial recognition) and June 30, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	June 30, 2022
	As Restated (1)	As Restated (1)
Stock Price	$9.43	$3.67
Simulated trading days	1,198.00	1,177.00
Volatility (annual) (1)	30.50%	79.20%
Risk-free rate	1.74%	2.98%
Estimated time to expiration (years)	5	4.67

(1)	As restated and discussed in Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
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
Significant customers that represent 10% or more of revenue are set forth in the following tables:

	For the Six Months Ended June 30,
Customer	2022	2021
Customer A	33%	*
Customer B	28%	25%
Customer C	16%	30%
Customer D	10%	*
Customer E	*	36%

	For the Three Months Ended June 30,
Customer	2022	2021
Customer A	32%	30%
Customer B	22%	64%
Customer C	19%	*
Customer D	19%	*

*	Customer accounted for less than 10% of revenue in the respective period

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

Customer	June 30,	December 31,
	2022	2021
Customer A	25%	35%
Customer B	24%	34%
Customer C	16%	29%
Customer D	16%	*
Customer E	11%	*

*	Customer accounted for less than 10% of accounts receivable in the respective period
For the three and six months ended June 30, 2022, sales to government entities comprised 67.8% and 72.0% of the Company’s total revenue, respectively. For the three and six months ended June 30, 2021, sales to government entities comprised 69.7% and 74.9% of the Company’s total revenue, respectively.
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
The amount recorded to additional
paid-in-capital
was $159.55 million (as restated and discussed in Note 1), comprised of $225.6 million net proceeds less $19.75 million transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.6 million (as restated and discussed in Note 1), recognized for the Private Warrant liabilities, and $20.4 million (as restated and discussed in Note 1) recognized for the
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

4. REVENUE RECOGNITION
The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Type of Goods or Service
Collaborative research and other professional services	$1,477	$944	$2,992	$2,547
Access to quantum computing systems	657	596	1,246	1,353

	$2,134	$1,540	$4,238	$3,900

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—	$—	$—
Revenue recognized over time	2,134	1,540	4,238	3,900

	$2,134	$1,540	$4,238	$3,900

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

Six Months Ended June 30,
2022
(In thousands)
Balance at beginning of period	$(985)
Deferral of revenue	(673)
Recognition of deferred revenue	550

Balance at end of period	$(1,108)

Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $9.5 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $3.8 million during the remainder of the year ended December 31, 2022, and $5.7 million during the years ended December 31, 2023 and December 31, 2024.
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
5. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases office spaces under noncancelable operating lease agreements, which expire through 2029. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for operating leases for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. Rent expense for operating leases for the six months ended June 30, 2022 and 2021 was $1.0 million and $0.8 million, respectively. The Company has accrued $0.4 million in deferred rent as of June 30, 2022 and December 31, 2021, respectively, primarily relating to one of its office spaces. Deferred rent that will be recognized within the 12 months after the balance sheet date is included within accrued expenses and other current liabilities, the remaining balance is recorded within other liabilities on the Company’s consolidated balance sheets.
Future minimum lease payments under
non-cancelable
operating leases as of June 30, 2022 are as follows (in thousands):

As of June 30, 2022 (in thousands)
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
The book value of debt approximates its fair value given its maturity and variable interest rate. Long term debt and the unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2022	2021

	(in thousands)
Outstanding principal amount	$32,000	$27,000
Add: accreted liability of final payment fee	256	125
Less: unamortized debt discount, long term	(2,117)	(1,618)
Less: current portion of long term debt-principal	(4,938)	(1,291)

Debt-net of current portion	$25,201	$24,216

Current portion of long term debt - principal	$4,938	$1,291
Less: current portion of unamortized debt discount	(712)	(716)

Debt-current portion	$4,226	$575

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

Scheduled principal payments on total outstanding debt, as of June 30, 2022, are as follows (in thousands):

	June 30,	December 31,
	2022	2021

	(in thousnds)
2022	$702	$702
2023	9,273	8,682
2024	12,914	11,008
2025	8,734	6,608
2026	377	—

	$32,000	$27,000

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
The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at March 2, 2022 (the initial recognition) and June 30, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	June 30, 2022
	As Restated (1)	As Restated (1)
Stock Price	$9.43	$3.67
Strike Price	$11.50	$11.50
Volatility (annual) (1)	30.66%	79.03%
Risk-free rate	1.74%	3.01%
Estimated time to expiration (years)	5	4.672
Dividend yield	—%	—%

(1)	As restated and discussed in Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
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
The warrant liability balance was $6.4 million as of June 2, 2022, at which time all outstanding Trinity Warrants of 783,129 were exercised into shares of the Company’s Common Stock and the warrant liability reclassified to equity upon such exercise. The fair value of the warrant liability of $6.4 million was reclassified to equity upon such exercise. The Company recorded a total loss of $1.5 million
and
$2.0
million to Change in Fair Value of Warrant Liability as a component of other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, after applying the revised valuation inputs as described in Note 1.
The warrant issued in conjunction with the Loan and Security Agreement is classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. See Deferred Financing Cost disclosure at Note 2 Summary of Significant Accounting Policies.

The fair value of the Trinity Warrant liabilities presented above were measured using the Black Scholes model approach. Significant inputs into the respective models at June 2, 2022, the exercise date of the Trinity Warrants, are as follows:

Valuation Assumption - Common Stock Warrants	June 2 2022
Stock price	$8.23
Strike price	$0.27
Volatility (annual)	105.10%
Risk-free rate	2.94%
Estimated time to expiration (years)	9
Dividend yield	—%
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
The vesting status of the Customer Warrant is as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Vested Customer warrants	1,072,237	1,072,237
Unvested Customer warrants	1,608,370	1,608,359

	2,680,607	2,680,596

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
The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of June 30, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, the Company calculated the fair value of the Forward Warrant Agreement to be a $1.5 million derivative asset and a ($0.2 million) derivative liability at June 30, 2022 and December 31, 2021, respectively. The Company has included the derivative asset as a forward contract asset and the derivative liability separately in other liabilities (current) on the balance sheet line in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. The change in fair value is recorded as part of the general and administrative operating activities in the Company’s condensed consolidated statements of operations. The following table represents key valuation assumptions as of the quarter ended June 30, 2022.

Key Valuation Assumptions
Holding period (in years)	0.000 - 0.628
Risk free rate	0.00% - 2.57%
Probability of contingency occurrence	50% - 100%
Underlying value per share	$3.39 - $3.67
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

The fair value measurements of financial assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3
			As Restated (1)
	(in thousands)
Assets:
Forward Warrant Agreement	$—	$—	$1,543

Total Assets	$—	$—	$1,543

Liabilities:
Derivative warrant liability-Private Warrants, as restated (1)	—	—	6,542
Derivative warrant liability-Public Warrants	5,606	—	—
Earn-out liability, as restated (1)		—	7,856

Total liabilities, as restated (1)	$5,606	$—	$14,398

	December 31, 2021
	Level 1	Level 2	Level 3

	(in thousands)
Liabilities:
Derivative warrant liability - Trinity Warrants		—	4,355
Forward warrant agreement	—	—	230

Total liabilities	$—	$—	$4,585

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
As of June 30, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities— Public Warrants liability and Private Warrants, 2) Forward Warrant Agreement, and 3) Earn-out liability.
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

There have been no changes in fair value measurement techniques (other than the change in valuation assumptions described in Note 1) during the three and six months ended June 30, 2022. There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2022.
A summary of the changes in the fair value of the Company’s Level 3 financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	Derivative warrant liability - Trinity Warrants	Derivative warrant liability-Private Warrants, as restated (1)	Forward Warrant Agreement Liability (Asset)	Earn-out Liability, as restated (1)
		(in thousands)
Balance - December 31, 2021	$4,355	$—	$230	$—

Initial measurement on March 2, 2022 upon Business Combination, as restated (Note 3) (1)		9,612		20,413
Change in fair values, as restated (1)	2,015	(3,070)	(5,078)	(12,557)
Extinguishment due to exercise of the warrants	(6,370)	—	3,305	—

Balance - June 30, 2022, as restated (1)	$—	$6,542	$(1,543)	$7,856

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
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
Stock-based compensation expense related to RSUs granted to employees was $10.7 million and $21.9 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense was $0 for the three and six months ended June 30, 2021. As of June 30, 2022, the unrecognized compensation expense related to unvested RSUs was approximately $49.1 million which is expected to be recognized over a weighted- average period of approximately 2.24 years.
Restricted Stock Awards
During the first six months ended June 30, 2022, 120,000 restricted stock awards (“RSAs”) were issued and vested immediately on the grant date as part of transaction bonuses in recognition of efforts in connection with the Business Combination. The total compensation expense related to RSAs was $623 thousand for the three and six months ended June 30, 2022, respectively. The compensation expense was $0 for the three and six months ended June 30, 2021.
The table below summarizes the total stock compensation expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	3 Months Ended	6 Months Ended
	June 30,	June 30,
	2022	2022
Research and development	$2,209	$4,598
Sales and marketing expenses	256	697
General and administrative expenses	8,576	17,227

Total Stock Compensation Expenses	$11,041	$22,522

	3 Months Ended	6 Months Ended
	June 30,	June 30,
	2021	2021
Research and development	$299	$638
Sales and marketing expenses	29	61
General and administrative expenses	193	419

Total Stock Compensation Expenses	$521	$1,118

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
The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2022, and 2021 (in thousands, except for share and per share data):

	Three Months Ended June 30,
	2022	2021
	As Restated (1)
Net Loss(1)	$(12,252)	$(10,074)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	114,096,390	21,977,123
Loss per share for Class A Common Stock
— Basic (1)	$(0.11)	$(0.46)
— Diluted(1)	$(0.11)	$(0.46)

	Six Months Ended June 30,
	2022	2021
	As Restated (1)
Net Loss (1)	$(29,894)	$(17,861)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	84,060,966	21,912,665
Loss per share for Class A Common Stock
— Basic (1)	$(0.36)	$(0.82)
— Diluted (1)	$(0.36)	$(0.82)

(1)	For discussion on the restatement adjustments, see Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors
There are 3,059,273 shares of contingently issuable common stock pursuant to the earn-out
arrangement that were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as of June 30, 2022. The weighted-average common shares outstanding for the three and six months ended June 30, 2022 and 2021 include 2,683,830 and 3,326,508 warrants with an exercise price of $0.01 for the three and six months ended June 30, 2022, respectively, and 5,237,367 and 5,245,876 warrants with an exercise price of $0.01 for the three and six months ended June 30, 2021, respectively.
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
The Company excluded the following weighted average potential common shares from the computation of diluted net loss per share as of June 30, 2022 and June 30, 2021:

	June 30,
	2022	2021
Convertible Series C-1 Preferred Stock (1)	—	23,218,418
Convertible Series C Preferred Stock (1)	—	54,478,261
Common Stock Warrants (1)(2)	14,176,066	1,890,514
Stock Options (1)	9,482,711	12,795,605
Restricted Stock Units (1)	11,850,526	—

	35,509,303	92,382,798

(1)	The number of outstanding shares as of June 30, 2021 have been retrospectively adjusted to reflect the Exchange Ratio.
(2)	The number of outstanding warrants as of June 30, 2022 and June 30, 2021 does not include 1,608,370 shares of Unvested Customer Warrants.
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
16. SUBSEQUENT EVENTS
The Company entered into a Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company may issue and sell to B. Riley the lesser of i) $
75.0
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

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q/A and Note 1 — Description of Business —Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, certain items within this Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been updated to reflect the restatement of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. Except as described above, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update or change any other items or disclosures contained in the Original Form 10-Q filed with the SEC on August 12, 2022, and accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not reflect or purport to reflect any information or events occurring after August 12, 2022, the original filing date of the Original Form 10-Q, or modify or update those disclosures affected by subsequent events, except to reflect such restatement and its effects. Accordingly, the Company has not updated forward-looking statements or information to reflect events occurring after the filing of the Original Form 10-Q. Refer to Note 1 — Description of Business — Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for a description of the restatement.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $12.3 million and $10.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $29.9 million and $17.9 million for the six months ended June 30, 2022 and June 30, 2021 respectively. As we expect to continue to invest in research and development infrastructure, we expect to continue to incur additional losses for the foreseeable future in line with our long-term business strategy. As of June 30, 2022, we had an accumulated deficit of $237.0 million.

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

Impacts of the COVID-19 pandemic, geopolitical and macroeconomic conditions, some of which we have already experienced, include those described throughout the “Risk Factors” included in this Quarterly Report on Form 10-Q/A , including the risk factor titled “We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, its various strains or future pandemics” and “Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.”

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

Results of Operations

Three and Six Months Ended June 30, 2022 compared to Three and Six Months Ended June 30, 2021 (as restated)

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,		2022 versus 2021		Six Months Ended June 30,		2022 versus 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	As Restated (1)				As Restated (1)
		(In thousands)				(In thousands)
Revenue:	$2,134	$1,540	$594	39%	$4,238	$3,900	$338	9%
Cost of revenue	873	365	508	139%	1,287	637	650	102%

Total gross profit	1,261	1,175	86	7%	2,951	3,263	(312)	-10%
Operating expenses:
Research and development	12,747	7,496	5,251	70%	26,673	14,431	12,242	85%
Sales and marketing	1,487	644	843	131%	2,963	957	2,006	210%
General and administrative	12,785	2,711	10,074	372%	24,345	5,232	19,113	365%

Total operating expenses	27,019	10,851	16,168	149%	53,981	20,620	33,361	162%

Loss from operations	(25,758)	(9,676)	(16,082)	166%	(51,030)	(17,357)	(33,673)	194%

Other (expense) income, net:
Interest expense	(1,040)	(405)	(635)	157%	(2,244)	(481)	(1,763)	367%
Change in fair value of derivative warrant liabilities	7,980	—	7,980	nm	11,750	—	11,750	nm
Change in fair value of earn-out liability	6,566	—	6,566	nm	12,557	—	12,557	nm
Transaction cost	—	—	—	nm	(927)	—	(927)	nm
Other income	—	7	(7)	-100%	—	(23)	23	-100%
Total other income (expense), net	13,506	(398)	13,904		21,136	(504)	21,640

Net loss before provision for income taxes	(12,252)	(10,074)	(2,178)		(29,894)	(17,861)	(12,033)
Provision for income taxes	—	—	—		—	—	—

Net loss	$(12,252)	$(10,074)	$(2,178)		$(29,894)	$(17,861)	$(12,033)

(1)	For discussion on the restatement adjustments, see Note 1 – Description of Business - Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors

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

Operating Expenses

Research and Development Expenses

Research and development expenses increased by $5.2 million, or 70%, to $12.7 million for the three months ended June 30, 2022, from $7.5 million for the three months ended June 30, 2021. The increase was primarily attributable to:

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

•

During the three months ended June 30, 2022, we recorded an accrual of $0.1 million representing estimated electrical utility fees for a portion of the electrical usage at our Berkeley facility. For further detail on these additional expenses, see Note 1 to our unaudited condensed consolidated financial statements for the three-months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A. The actual amount of fees that we may be required to pay to our electricity provider and any related costs, expenses or penalties may be higher or more significant than the estimates described above.

Research and development expenses increased by $12.2 million, or 85%, to $26.7 million for the six months ended June 30, 2022, from $14.4 million for the six months ended June 30, 2021. The increase was primarily attributable to:

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

•

A one-time correction during the six months ended June 30, 2022 representing estimated electrical utility fees for a portion of the electrical usage at our Berkeley facility from February 2019 to December 31, 2021, which was an out-of-period adjustment. We have cumulatively recorded an accrual of $1.5 million for the three months ended March 31, 2022, and an additional $0.1 million accrual for the three months ended June 30, 2022. For further detail on these additional expenses, see Note 1 to our unaudited condensed consolidated financial statements for the three and six -months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A. The actual amount of fees that we may be required to pay to our electricity provider and any related costs, expenses or penalties may be higher or more significant than the estimates described above.

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

These costs were partially offset by the gain in change in fair value of our Forward Warrant Agreement of $2.1 million which was entered into with Ampere as part of our strategic collaboration agreement.

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

Change in Fair Value of Warrant Liabilities

A discussion of change in fair value of warranty liabilities is included in Note 9 to our unaudited condensed consolidated financial statements for the three- and six- month periods ended June 30, 2022 elsewhere in this Quarterly Report on Form 10-Q/A.

Change in Fair Value of Earn-out Liability

A discussion of change in fair value of earn-out liability is included in Note 2, Sponsor Earn-out Liability, to our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Liquidity and Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenue. During the six months ended June 30, 2022, we incurred a net loss of $12.3 million. As of June 30, 2022, we had an accumulated deficit of $237.0 million, and we expect to incur additional losses and higher operating expenses for the foreseeable future in line with our long-term business and investment strategy. In connection with the closing of the Business Combination on March 2, 2022, we received a total of $225.6 million from the Business Combination and PIPE Investment, net against transaction costs incurred by us. We believe that our existing cash and cash equivalents, including net proceeds from the Business Combination, should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan and expectations and assumptions considering current macroeconomic conditions. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q/A.

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

The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Quarterly Report on Form 10-Q/A , we are in compliance with all covenants under the Loan Agreement.

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

Summary of Historical Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(35,085)	$(14,098)
Net cash used in investing activities	(10,636)	(3,744)
Net cash provided by financing activities	217,766	20,117

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

Net cash used in operating activities increased by $21.0 million, or 149%, when comparing the six months ended June 30, 2022 to the same period in 2021. The increase in spending was primarily due to:

•

an increase in headcount and payroll related costs of $8.2 million as a result of investments in research and development efforts combined with upgrading internal and external resources to operate as a public company including a one-time bonus related to the business combination of $2.1 million

•	a $5.6 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs, and other software acquisition costs

•	a prepayment of insurance premium for directors and officers of $3.0 million.

•	a $1.7 million in additional interest costs related to increased borrowing amounts associated with the Loan Agreement

•	a total transaction costs of $1.0 million incurred in connection with the closing of the Business Combination

•	a $1.5 million in working capital changes.

Net cash used in operating activities during the six months ended June 30, 2022 was $35.1 million, resulting primarily from a net loss of $29.9 million, adjusted for non-cash charges of $3.0 million in depreciation, $22.5 million in stock-based compensation, $2.0 million loss from the change in fair value of derivative warrant liabilities related to the Loan Agreement, $3.1 million gain from the change in fair value of Private Warrants (as defined below), $10.7 million gain from the change in fair value of Public Warrants (as defined below), $5.1 million gain from change in fair value of the forward warrant agreement with Ampere, $12.6 million gain from change in fair value for contingent earn-out liabilities, and $0.7 million in amortization of debt financing costs. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities accounted for $2.0 million of cash used in operations. The changes primarily consisted of an increase in accounts receivable of $1.0 million; an increase in prepaid and current assets of $2.9 million; a decrease in accounts payable of $0.9 million; offset by an increase in accrued expenses and other current liabilities of $2.7 million, and an increase in deferred revenue of $0.1 million.

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

While our significant accounting policies are described in the Notes to our unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Public and Private Warrants

Prior to the Business Combination, Supernova issued 4,450,000 Private Warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). Each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Merger or earlier upon redemption or liquidation.

The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, we recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option- pricing model at each measurement date. The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap, 0.361 common stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise.

Subsequent to the separate listing and trading of the Public Warrants, the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Monte Carlo Pricing Model.

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. On June 30, 2022, the fair value of the Private Warrants decreased to $6.5 million, with the gain on the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statement of operations for the six months ended June 30, 2022.

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

The warrant liability balance was $6.4 million as of June 2, 2022, at which time all outstanding Trinity Warrants of 783,129 were exercised into shares of our Common Stock. The fair value of the warrant liability of $6.4 million was reclassified to equity upon such exercise. We recorded a total loss of $1.5 million and $2.0 million to Change in Fair Value of Warrant Liability as a component of other income in the condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, after the correction of the error as described in Note 1– Description of Business – Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Errors to the unaudited condensed consolidated financial statements.

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

The Sponsor Vesting Shares issued in related to the Business Combination are accounted for as liability classified instruments because the Earn-out Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to our common stock. The aggregate fair value of the Sponsor Vesting Shares on the Business Combination Closing was estimated using a Monte Carlo simulation model and was determined to be $20.4 million at Closing. As of June 30, 2022, the Earn-out Triggering Events were not achieved for any of the tranches and as such we adjusted the carrying amount of the liability to its estimated fair value of $7.9 million. The change in the fair value of $6.6 million and $12.6 million for the three and six months ended June 30, 2022 is included in change in fair value of Vesting Shares liability in the condensed consolidated statements of operations.

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

On June 30, 2022, pursuant to the Warrant Subscription Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our common stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock, provided that if the listing has not occurred by the second anniversary of the Warrant Subscription Agreement, Ampere is not obligated to make the additional payment and we are not obligated to issue the warrants. The Forward Warrant Agreement further provides that we will use commercially reasonable efforts to file a registration statement to register the resale of the shares issued or issuable pursuant to the warrant and upon such payment the warrant will vest and be exercisable by Ampere with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant.

We evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of June 30, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, we calculated the fair value of the forward contract to be a $0.2 million derivative liability and a $1.5 million derivative asset at December 31, 2021 and June 30, 2022, respectively. We have included the derivative liability in other liabilities (current) and derivative asset separately as a forward contract asset on the balance sheet line in the accompanying consolidated balance sheets as of December 31, 2021 and June 30, 2022, respectively. The change in fair value is recorded as part of the general and administrative operating activities in our unaudited condensed consolidated financial statements of operations contained elsewhere in this Quarterly Report on Form 10-Q/A.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q/A.

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

After giving full consideration to this material weakness and the additional procedures that we performed, management has concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP ; however, it resulted in errors in the financial statements and related disclosures in the Original Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which we have restated as described in Note 1 to the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, in addition to errors in the financial statements and related disclosures for the quarter ended June 30, 2022 also described in Note 1 to the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.

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

While evaluations in connection with the Original Form 10-Q did not identify that the material weakness was unremediated, the evaluation of disclosure controls and procedures in connection with the preparation of our financial statements for the second quarter of 2022 identified that the previously reported material weakness remained unremediated and, we identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital as previously disclosed in our Quarterly Report on Form 10-Q for such period.

In addition, in connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the restated unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022, included in a separate amendment to the Quarterly Report on Form 10-Q for such period, and June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A for such period. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for further detail on the impact to the previously filed financial statements.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. Our design and implementation of controls to evaluate and monitor the accounting for these complex financial instrument liabilities were still not adequate as of June 30, 2022 due to the reasons described above.

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

We incurred net losses of $29.9 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively, and $38.2 million for the eleven months ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $237.0 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.

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

We have historically generated most of our revenue from a limited number of customers. Our three largest customers, which differed by period, collectively accounted for 66% of our revenue for the fiscal year ended December 31, 2021, 77% of our revenue for the six months ended June 30, 2022 and 91% of our revenue for the six months ended June 30, 2021. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 2 to the notes to our unaudited condensed consolidated financial statements for the six months ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A and Note 2 to the notes to our audited consolidated financial statements for the fiscal year ended December 31, 2021, included in our Periodic Report on Form 8-K filed with the SEC on March 7, 2022.

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

Our business depends on our quantum computing systems being available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open- source software, hardware components, human error or misconduct, capacity constraints, design limitations or denial of service attacks or other security- related incidents. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

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

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. See “—If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced. “ In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. See “—Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.”

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in our previously issued financial statements, and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

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

In addition, in connection with the preparation of the financial statements for the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital. The error was made in the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022 as disclosed in Notes 1 and 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A. We corrected the immaterial error in our condensed consolidated financial statements as of and for the period ended June 30, 2022. However, as part of our restatement of the financial statements for the quarters ended March 31, 2022 and June 30, 2022, we have reversed such prior correction and instead have reflected such correction in the restated unaudited condensed consolidated financial statements for the quarter ended March 31, 2022, included in a separate amendment to the Quarterly Report on Form 10-Q for such period.

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the restated unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022, included in a separate amendment to the Quarterly Report on Form 10-Q for such period, and June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q/A for such period. See Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for further detail on the impact to the previously issued financial statements.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. Our design and implementation of controls to evaluate and monitor the accounting for complex financial instrument liabilities were still not adequate as of June 30, 2022 due to the reasons described above.

As a result of the foregoing, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarterly period ended June 30, 2022. Our management is in the process of undertaking a remediation plan and is taking steps to remediate the material weakness. The material weakness will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective.

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

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause delays in development and fabrication, the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

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

The price of our common stock and Public Warrants has been and may continue to be volatile. From March 2, 2022, the date our common stock and Public Warrants began trading on Nasdaq, through August 10, 2022, our stock price fluctuated from a low of $3.25 to a high of $11.37, and the price of our Public Warrants fluctuated from a low of $0.51 to a high of $2.20. The price of our common stock and Public Warrants may fluctuate due to a variety of factors, including, without limitation:

•	our ability to meet our technological milestones, including any delays;

•	changes in the industries in which we and our customers operate;

•	variations in our operating performance and the performance of our competitors in general;

•	material and adverse impact of the COVID-19;

•	pandemic or the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia on the markets and the broader global economy;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale, including the significant percentage of shares of our common stock that may be offered for resale;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, including with respect to our technical roadmap;

•	the development and sustainability of an active trading market for our stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

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

Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We previously have identified a material weakness. See “— We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. This material weakness has resulted in errors in our previously issued financial statements, and if we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.” If we identify additional material weaknesses in the future, they could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Following the expiration of the applicable lock-ups and as restrictions on resale end and registration statements are available for use, the market price of our common stock could decline if the holders of restricted or locked-up shares sell them or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

As a result, included Rigetti’s balance sheet as of June 30, 2022 contained in this Quarterly Report on Form 10-Q/A are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.1	November 14, 2022

10.1#	Form of RSU Grant Package under Rigetti Computing, Inc. 2022 Equity Incentive Plan.	S-8	333-265516	99.3	June 10, 2022

10.2#	Non-Employee Director Compensation Policy.	10-Q	001-40140	10.2	August 12, 2022

10.3	Warrant Subscription Agreement, dated as of October 6, 2021, between Rigetti Holdings, Inc. and Ampere Computing LLC	8-K	00-40140	99.2	July 6, 2022

10.4	Ampere Warrant, dated as of June 30, 2022, issued by Rigetti Computing, Inc.	8-K	001-40140	99.3	July 6, 2022

10.5+	Common Stock Purchase Agreement, dated August 11, 2022, by and between Rigetti Computing, Inc. Corp. and B. Riley Principal Capital II, LLC.	10-Q	001-40140	10.5	August 12, 2022

10.6	Registration Rights Agreement, dated August 11, 2022, by and between Rigetti Computing, Inc. Corp. and B. Riley Principal Capital II, LLC.	10-Q	001-40140	10.6	August 12, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

RIGETTI COMPUTING, INC
(Registrant)

Dated: November 30, 2022	By:	/s/ Brian Sereda
Brian Sereda
Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal
Accounting Officer)