Form 10-K
period 2022-12-31
Rigetti Computing, Inc.
filed 2023-03-27
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File
Number 001-40140

RIGETTI COMPUTING, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	88-0950636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

775 Heinz Avenue Berkeley, CA	94710
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (
510)
210-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RGTI	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	RGTW	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒

Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of error to previously issued financial statements.  ☐
Indicate by check mark whether any of those corrections are restatements the required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant, based on the closing price of $
3.67
per share of the Registrant’s common stock on The Nasdaq Capital Market on June 30, 2022, was $137.6 million. This calculation excludes shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes. The number of shares of
Registrant’s Common Stock outstanding as of March 2
2
, 2023
was 128,754,267.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “goal,” “target,” “should,” “could,” “will,” “would” or the negative of such terms or other similar expressions.

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	the sufficiency of our cash resources, our expectation that we will need to raise additional capital by late 2024 or early 2025 and our ability to raise additional capital when needed;

•	our ability to achieve milestones, technological advancements, including with respect to executing on our technology roadmap and developing practical applications;

•

the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategy for quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”);

•	the success of our partnerships and collaborations;

•	our ability to accelerate our development of multiple generations of quantum processors;

•	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector;

•	the outcome of any legal proceedings that may be instituted against us or others with respect to the Business Combination or other matters;

•	our ability to execute on our business strategy, including monetization of our products;

•	our financial performance, growth rate and market opportunity;

•

our ability to cure the current deficiency with respect to, and to regain compliance with and maintain, the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on, the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities;

•

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;

•	costs related to operating as a public company;

•	our ability to remediate the material weaknesses in, and establish and maintain, effective internal controls over financial reporting;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business, or competitive factors;

•	the evolution of the markets in which we compete;

•	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services;

•

unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflict involving Russia and Ukraine and sanctions related thereto), including inflation and financial and credit market fluctuations;

•	changes in applicable laws or regulations;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing;

•	our ability or decisions to expand or maintain our existing customer base; and

•

the continuing effects of the COVID-19 pandemic and macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, on the foregoing.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein can be found in the section entitled “Risk Factors” and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

•

Based on our estimates and current business plan, we expect that we will need to raise additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

•	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

•	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

•	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.

•	Our ability to use net operating loss carryforwards and other tax attributes may be limited.

•

We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

•

Any future generations of hardware, including any future generations developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated release of an 84 qubit system, and 336 qubit system, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.

•

If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.

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

•

We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.

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

•

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.

•

We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

•

Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.

•

There can be no assurance that we will be able to regain compliance with the continued listing standards of Nasdaq. If we fail to cure our current deficiency and regain compliance with the listing requirements of the Nasdaq Capital Market or fail to comply with such listing requirements in the future or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

•

Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.

•

Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

•

Unstable market and economic conditions, including the recent bank failure of Silicon Valley Bank, have had and may continue to have serious adverse consequences on our business, financial condition and share price.

•

Our warrants, including our Public Warrants, Private warrants and other warrants we have issued, are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

•	Our warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

•	The Warrants may never be in the money, and they may expire worthless.

PART I

Item 1.	Business.

Overview

OUR MISSION IS TO BUILD THE WORLD’S MOST POWERFUL COMPUTERS TO HELP SOLVE HUMANITY’S MOST IMPORTANT AND PRESSING PROBLEMS.

Today, many of the world’s most important computational challenges remain intractable, lying beyond the capabilities of traditional supercomputers and cloud infrastructure. We build and operate quantum computers. We believe quantum computing represents one of the most transformative emerging capabilities in the world today. By leveraging quantum mechanics, our quantum computers process information in fundamentally new, more powerful ways compared to classical computing. When scaled, we believe these systems are poised to solve problems of staggering computational complexity at unprecedented speed.

The availability of scalable quantum computers is expected to enable scientists and engineers to address problems in areas like climate change, fusion energy, quantitative finance, drug development and discovery, materials science, and artificial intelligence. A July 2021 Boston Consulting Group report predicts that fully fault tolerant quantum computers could ultimately produce between $450 billion and $850 billion in annual value creation on an operating income basis for end users after 2040.

To unlock this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We expect this patented and patent pending, modular chip architecture to be the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers.

We are a vertically integrated company. We own and operate Fab-1, a unique wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers.

We have been deploying our quantum computers to end users over the cloud since 2017. We offer our full-stack quantum computing platform as a cloud service to a wide range of end-users, directly through our Rigetti QCS platform, and also through cloud service providers.

We have developed strong customer relationships and collaborative partnerships to accelerate the development of key technologies for high-value use cases to potentially unlock strategic market opportunities. Our partners and customers include commercial enterprises such as Amazon Web Services, Ampere, Astex Pharmaceuticals, Deloitte, Microsoft, Nasdaq and Standard Chartered Bank, along with U.S. government organizations such as DARPA, DOE, and NASA.

The company is enabled by a deep technical team that includes global experts in quantum chip design and manufacturing, quantum computing systems architecture, quantum software, and quantum algorithms and applications.

Powered by the production of our scalable multi-chip quantum processors in Fab-1 and our full-stack product development approach, we are working to develop quantum computing systems that demonstrate clear performance advantages over classical computing alternatives for multiple high-impact application areas.

Potential Market Opportunity

Demand for computing power capable of solving computationally complex problems is increasing. Many of these types of problems are approached through the use of High Performance Computing (“HPC”), which relies primarily on large classical computers located either in the cloud or on-premise. Company management estimates the global market for HPC to be approximately $54 billion by 2027. We believe our quantum computers will be able to solve many computational problems with greater speed and at a lower cost than today’s high performance computers, thereby unlocking considerable value for the users of current HPC systems. Furthermore, we believe that quantum computing will be applicable to many use cases that today lie within the realm of the much larger cloud computing market.

Advanced scientific and technical computing applied in fields like drug discovery, materials science, computational fluid dynamics, machine learning, and quantitative finance have underpinned many of society’s greatest scientific and industrial advancements over the past half-century. Yet, despite the availability of the latest cloud and supercomputing capabilities, these and many other fields remain constrained by the intractable nature of their thorniest problems. Typically, the computational limits of classical computers are reached because of either the size or complexity of the required calculations. In certain cases, algorithms have been developed that in theory solve a particular computation problem; however, classical computers are limited in their ability to implement and process such algorithms.

For decades, classical computing power increased exponentially as the number of transistors on a microchip were doubling about every two years, while the cost of computing simultaneously decreased significantly. Over the past ten years, this rate of progress in classical computing power has significantly slowed as physical limits on the miniaturization of transistors in nano-scale devices are being reached.

Stages of Evolution of Quantum Computing Maturation

We believe that market demand for our quantum computers will grow in phases that map to the increasing capabilities of our commercially available quantum computing systems similar to that of classical computer technology. With each new phase, we expect quantum computers to solve an ever-increasing breadth of high-impact commercial problems and to do so with greater speed and accuracy. Qubits do not need the latest semiconductor lithography node and, in fact, can be made using 1990’s era lithography.

Emerging Quantum Advantage (“eQA”) Phase

This phase is characterized by the availability of practical, fully functional and operational quantum computers, whose capabilities do not yet enable them to demonstrate clear performance advantages relative to traditional computers. Currently, our quantum computers are of sufficient scale and capability to be useful in applied research for quantum algorithm development, the exploration of potential applications of quantum computing, and for understanding the skill gaps an organization must resolve in order to be prepared to take advantage of quantum computing capabilities.

We consider the eQA phase to have begun three years ago, and during this time we have worked with business and government researchers, commercial software developers and academic institutions who access our quantum computers via cloud-based services.

We anticipate that indications that this phase is coming to a close will occur when there are repeated demonstrations solving practical problems, of substantial commercial or customer value, with a level of performance that is competitive with the best available classical computing performance.

Narrow Quantum Advantage (“nQA”) Phase

If and when our quantum computing processing capabilities have scaled to the point where they can be used to solve practical, operationally relevant problems with improved accuracy, speed or cost over classical computers, we believe we will have reached the phase of nQA.

In the nQA phase, we expect that large enterprises and government organizations would increase their investment in quantum computing as the superior computational capabilities of the technology will have progressed from projected to verifiably advantaged for certain applications. In addition to quantum-based research and development, quantum machine learning (“QML”) is likely to emerge as a strong avenue for growth as it can be leveraged in a wide range of business and scientific applications. Research into quantum simulation and quantum optimization opportunities is predicted to increase in the nQA phase.

Broad Quantum Advantage (“bQA”)

We will consider the phase of bQA to have begun if and when our quantum computing processing abilities have scaled to the point where they can be used to solve practical problems that would be physically impossible to solve on any classical computer. At such point, with both scaled qubit counts and strong error correction capabilities, we believe our quantum computers would be suitable for many applications of quantum machine learning and begin to be used for a growing number of quantum simulation and quantum optimization problems. In the event we demonstrate bQA, we expect many new potential clients to emerge as the range and value of the problems that are addressable by our quantum computing systems significantly increases.

Large-Scale Fault Tolerant Quantum Computing (“lFTQC”)

We will consider the phase of lFTQC to begin when systems are available with hundreds of logical qubits, which can be universally controlled and measured with substantially error-free operation through the full course of a quantum computation. It is currently believed in the quantum computing industry that this likely requires systems with 10,000 to 1,000,000 physical qubits. We believe our scalable multi-chip architecture paves the way to scale up to these large systems.

We anticipate the beginning of the large-scale fault tolerant phase to be likely at least a decade away. As quantum computing further matures through this phase, systems will likely continue to grow in scale and performance, culminating in full-scale fault tolerance that operates using potentially thousands of effectively perfect logical qubits. This ultimate goal of full-scale fault tolerance represents the largest commercial opportunity at an estimated $850 billion per year in potential annual value creation for end users and technology providers.

Business Strategy

Our approach to developing and sustaining strong competitive advantage relies on a four-pronged strategy:

•

Create high performance quantum computing systems through full-stack product development. From the outset, we have approached the market opportunity with a strategy to build quantum computers, the superconducting processors that power them, and the software required to access and program these systems. We believe that vertical integration, from chip manufacturing through cloud delivery, unlocks the fastest and lowest risk path to broad commercialization and the largest, long-term market opportunity. This was underscored by our announcement of the industry’s first multi-chip quantum processor for scalable quantum computers, a capability realized through many innovations from Fab-1.

•

Leverage cloud to provide broad access to our quantum computers. We have been providing cloud access to our quantum computers since 2017 and have since expanded the availability of our machines through distribution agreements with other solution providers including Amazon Braket, Microsoft, Oak Ridge National Laboratory (“ORNL”) and Strangeworks. Cloud services efficiently simplify access to our quantum computers and allow for pricing that enables a broad range of scientific, commercial and academic developers to readily participate in the development of quantum computing algorithms, applications and software development tools. Collectively, these cloud services provide a range of choices and capabilities designed to meet the diverse needs of large and small organizations alike.

•

Develop deep partnerships that accelerate the development and commercialization of quantum computing. We have formed commercial partnerships with business and government entities that are designed to advance their mutual understanding of the opportunities, challenges and solutions necessary for quantum computing to excel in specific real-world applications. Examples of these partnerships include our contracted relationships with DARPA, the DOE’s Fermi National Accelerator Laboratory (“Fermilab”) and ORNL. We believe these types of highly collaborative, multi-year relationships will yield specialized and proprietary market insights and technological advancements. We expect the number and scope of these types of partnerships to expand as the capabilities of our quantum computers continue to grow.

•

Advance our technology leadership position. We have invested heavily in a world-class and multidisciplinary team of scientists, hardware and software engineers, system designers and algorithm and application developers to rapidly innovate, invent, engineer and commercialize our quantum computing technologies. We have also developed numerous proprietary technologies required to create quantum computing chips, quantum computer systems, software and cloud-based services and we rigorously protect our unique intellectual property through a portfolio of 165 patents issued and pending (as of the date hereof). We intend to continue deeply investing in finding and fostering the talent required to remain at the forefront of quantum computing innovation, while protecting our growing base of intellectual property.

In February 2023, we updated our business strategy and revised our technology roadmap to focus on nearer-term priorities and focus efforts to achieve narrow quantum advantage. We made further refinements following our internal deployment for testing in March 2023 of Ankaa-1, our 84-qubit system delivering denser qubit spacing and tunable couplers.

We now plan to:

•	Concentrate on refining the performance of Ankaa-1.

•

Upon the anticipated external launch of the Ankaa-1 84-qubit system, which is expected to be to select customers, continue efforts to improve the performance of the system with the goal of reaching at least 98% 2-qubit gate fidelity to support the anticipated Ankaa-2 84-qubit system.

•	Launch the anticipated Ankaa-2 84 qubit system, continuing to work to improve performance with the goal of reaching at least 99% gate fidelity on Ankaa-2.

•	If the above targets are achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system.

Business Model & Services

Currently, we generate the majority of our revenues from technology development contracts with various partners. We believe our longer term business model will be more weighted towards recurring revenues generated from quantum computing systems made accessible via the cloud in the form of QCaaS products.

Quantum Computing as a Service (QCaaS)

We design, build, own, and operate quantum computers and sell access to these systems through cloud-based services, commonly referred to as QCaaS. This approach enables us to serve a wide range of customers without the complexity and cost associated with shipping, operating and servicing complex and cryogenic computing equipment on customer premises.

Rigetti Quantum Cloud Services

The company’s flagship product is Rigetti Quantum Cloud Services. QCS is a platform to deliver high-performance quantum computing over the cloud. QCS features a hybrid quantum-classical computing environment that incorporates Rigetti quantum computers operating in tandem with cloud infrastructure. It provides support for a broad range of programming capabilities, the ability to integrate over public or private clouds, and high-speed connectivity to auxiliary classical computing resources.

The product is designed to meet the needs of a diverse set of customers that all benefit from the high-performance nature of its core computational capabilities. Central to QCS are two very powerful sets of technologies developed by our quantum processing units (“QPUs”), and our quantum operating system, as described below.

Rigetti Quantum Processing Units. At the heart of QCS are the proprietary QPUs that perform quantum computations. Our QPUs contain fabricated silicon-based chips featuring superconducting qubits. These high-performance chips provide fast gate times, low latency conditional logic, and fast program execution times.

Rigetti QPUs are designed and fabricated at Fab-1, leveraging novel manufacturing methods to create state-of-the-art superconducting qubits.

Production versions of QCS currently utilize our Aspen-M series chips with 80 qubits.

Quantum Operating System Software. QCS’s computing environment is powered by a distributed quantum operating system that natively supports both public and private cloud architectures.

The operating system software includes a rich set of quantum application and software development tools designed to unlock the capabilities of the quantum computing ecosystem by:

•	Enabling customers to access Rigetti QPUs through a broad range of quantum application software, development frameworks and algorithm libraries;

•	Providing software and algorithm developers with the performance and fine-grained control required to expedite a new era of computational breakthroughs; and

•	Facilitating the implementation of high performance public and private clouds with ultra-low latency connectivity between classical hardware and Rigetti QPUs.

Rigetti’s quantum computing facility in Berkeley, California includes both research and development and production quantum processing units, which are each housed in a cryogenic refrigerator.

Direct QCaaS Distribution

We provide access on a commercial basis to our quantum computers over QCS, directly engaging with enterprises and government organizations making significant investments in quantum computing research, development and readiness.

We believe many of these customers will have performance, customization and integration requirements best met by our ability to engage deeply, and directly, with these kinds of clients. We believe the company’s full-stack product development approach, and strategy of forging collaborative customer partnerships, positions the company to be a highly valued and long-term provider of quantum computing services to these organizations.

To date, these direct customer relationships have been with customers using QCS for general quantum computing research, algorithm development, algorithm benchmarking and software development activities. They represent a cross section of industries, government agencies and partners in the quantum computing ecosystem.

Indirect QCaaS Distribution

There are a large and growing number of providers of classical computing services over the cloud. This creates an opportunity for us to efficiently reach a broad set of end-users, indirectly, by partnering with cloud computing service providers, who in turn sell access to our quantum computer systems to their own customers.

The indirect distribution model is enabled by the same QCS platform used in the direct distribution model, providing us with powerful business leverage in addressing the needs of customers in different market segments. In this instance, we can capitalize on our full-stack product development capabilities to meet the unique requirements of cloud-service providers. For example, one cloud provider or HPC operator might need deep and high-performance integration with a specific Machine Learning service they provide, while another might desire a fast and easy way for small customers to be introduced to quantum computing.

We have signed a distribution agreement with Amazon’s Braket service and Microsoft’s Azure Quantum Service, providing access to our quantum computing systems to AWS and Azure customers. We have also signed a distribution agreement with ORNL, a U.S. government entity that provides state-of-the-art computational infrastructure to government researchers. Similarly, we have signed a distribution agreement with Strangeworks, a provider of quantum computing enablement software, services and computational resources.

Key Technology Development Partnerships

We enter into multi-year development partnerships with organizations that have specialized technical expertise and a strong interest in advancing their understanding and application of quantum computing technology. These partnerships can provide us with deep insight into the unique requirements of market leaders in key industries; advance our engineering and product development capabilities; and lead to the creation of new hardware and software products.

Examples of our development partnerships include contracts with:

•	Fermilab and the U.S. DOE’s Superconducting Quantum Materials and Systems Center (“SQMS”), to advance the development of scalable and high performance quantum processors;

•	DARPA and National Aeronautics and Space Administration (“NASA”) to create quantum computing systems, software and algorithms for optimization applications; and

•

Innovate UK, as part of the British government’s effort to accelerate commercialization of quantum computing in the United Kingdom and to pursue practical applications in machine learning, molecular simulation and financial optimization.

We expect to add new development partnerships as the capabilities of our quantum computer systems grow and the market’s readiness and interest in quantum computing continues to mature.

Rigetti Foundry Services

Rigetti Foundry Services leverages the company’s US-based in-house fabrication facility to deliver superconducting quantum chips to advance and accelerate quantum information science and technology research and development efforts. Customers include researchers spanning academia, defense laboratories, and national laboratories.

A Rigetti employee inspects a silicon wafer with superconducting quantum integrated circuits that was fabricated at Rigetti’s Fab-1 facility.

Professional Services

In certain engagements, we provide professional services that enhance and advance our customers’ ability to consume our core products and services. Our engineers can augment a client’s internal capabilities with expertise in algorithm development, benchmarking, quantum application programming and software development. These fee-based services can enhance our customer’s readiness for quantum, accelerate our customer’s timelines for meaningful discoveries, and increase our depth of knowledge about key application domains and customer requirements for quantum computing in different industries.

Key Applications

Quantum computing is expected to drive value across many different applications and industries. We believe that many of the principal benefits in these areas will spring from four different types of computational problems that are particularly well suited to quantum computing: optimization, machine learning, simulation and quantum mechanical system simulation.

Optimization

The computational properties of a quantum computer inherently support the problem-solving requirements of extremely complex optimization calculations because quantum computers possess the ability to simultaneously evaluate very large numbers of variables, and each additional qubit in a quantum computer exponentially scales our information processing capacity. We believe that quantum computers could allow highly accurate optimization models to be continuously refreshed to reflect the impact of changing conditions on available solutions, ultimately leading to better and more responsive plans and decision-making.

Many of the world’s largest and most valuable industries could potentially benefit from enhanced optimization enabled by quantum computing. In financial services, optimization could be applied to portfolio management, algorithmic trading and risk assessment. In telecommunications, optimization could be applied to call routing and network capacity planning. In manufacturing, optimization could help with workforce, warehouses and supply chain planning. In transport, there are logistics applications like fleet routing, driver scheduling, and package loading and delivery that could benefit from further optimization.

These types of problems can quickly overwhelm classical computers due to the large numbers of variables that need to be evaluated, which exponentially scales the computational power required with each additional possibility to be considered. For example, in a vehicle routing problem involving roundtrips to just 10 destinations there can be more than 300,000 permutations to be considered; with 15 destinations, the number of possible routes exceeds 87 billion. If you factor in other real-world considerations such as delivery cost, fleet size, driver availability, or service level agreements, you can see the intractable nature of these kinds of problems in full display.

One of the most active fields of quantum algorithm research is the area of constrained combinatorial optimization. These mathematical equations can arrive at approximate results with a close-to-optimal solution across many possible outcomes-a result that would create high value in many different industries, particularly when the exact solution is unknowable utilizing a classical computer.

We are exploring the application of our quantum computers for high value optimization problems including a partnership with NASA and DARPA for secure dynamic message scheduling using high-demand space and national security assets. In January 2022, we were selected to deliver hardware, software and benchmarks for Phase 2 of DARPA’s ONISQ program to develop quantum computers capable of solving complex scheduling optimization problems, with a focus on quantum advantage for currently available or soon to be available quantum processors. The award was based upon us successfully completing our performance milestones in Phase I of the program, and is targeting Rigetti’s Aspen-M 80 processor, and our next generation Ankaa processor.

In March 2022, we were selected to lead a program to develop benchmarks for quantum application performance on large-scale quantum computers as part of DARPA’s Quantum Benchmarking Program. The goal of this program is to re-invent key quantum computing metrics, make those metrics testable, and estimate the required quantum and classical resources needed to reach critical performance thresholds

Machine Learning

Machine learning is a well-established field, with broad application, that today is already having a transformative impact on a myriad of markets. The potential market opportunity for machine-learning is currently estimated at $16 billion with expected compound annual growth rates through 2028 of 39%, according to market research from Fortune Business Insights. Boston Consulting Group projects that machine learning applications with fully fault tolerant quantum computers could produce $150 billion to $220 billion in annual potential value creation for end users and technology providers. At the core of any machine learning application is a series of computations, typically expressed in linear algebra, applied to vast amounts of data in order to do things such as reliably classifying objects and making data-driven predictions. Today, cloud computing and HPC have been the predominant sources of the computational capabilities required to create effective machine learning algorithms, models and data analysis applications.

But, the efficiency of HPC-powered machine learning algorithms is limited when faced with richer and larger data sets. For that reason, computer scientists have looked toward the computational promise of quantum computers, and the development of quantum-based algorithms, as a means of both accelerating current machine learning algorithms and creating new approaches that are currently impossible on classical computers.

Given these factors, the emerging field of QML is the focus of much of the current research and development occurring on quantum computers today. We already see emerging machine learning algorithms that take advantage of the unique capabilities of quantum computing to tackle the complex linear algebra problems at the heart of many machine learning tasks. In fact, recent research has emerged demonstrating that quantum algorithms could work better than classical ones for critical machine learning classification problems. As algorithmic research continues to progress, some of these quantum algorithms are improving to the point where their benefits may be realized on smaller scale quantum computers.

Research has also demonstrated the promising application of QML, for Generative Adversarial Networks, (“GANs”), a deep learning technique where a neural network is used to generate highly accurate and new examples that could plausibly have come from an original dataset. The potential utilization of quantum computing for GANs alone is far-reaching and could be impactful in large markets like:

•	healthcare - for medical image analysis used to detect and categorize tumors and predict their growth;

•	drug discovery - for generating molecular structure candidates for medicines to target or cure diseases;

•	finance and banking - for creating models that can detect financial fraud based upon predictive patterns rather than rules determined by previously observed behaviors; and

•	defense and intelligence - for reliably enhancing low resolution satellite imagery into high resolution photography.

In 2022, we previously partnered with researchers at a U.S. government agency on a generative modeling application for weather forecasting. In this instance, we leveraged a combination of classical and QML techniques to produce high-quality synthetic weather radar data. Meteorological scoring metrics for storm prediction were in some cases augmented using the QML relative to the purely classical implementation. With additional refinement to the underlying methods, combined with the current pace of scaling and performance improvements in quantum hardware, the researchers believe the synthetic weather data application could be a strong candidate for quantum advantage and operational deployment.

In addition, we believe QML for finance is poised to be an early domain of quantum advantage. We recently partnered with Standard Chartered using QML to provide a deeper understanding of QML capabilities and the value of their datasets.

Simulation

Classical computers have been used for decades in critical applications that model real-world processes or systems in order to study their behaviors over time. These computer-based simulations have had an enormous impact on fields like pharmaceuticals, material science, finance, logistics, aerospace, defense and computer-aided design and engineering.

The global market for simulation software alone is projected to grow from $12.7 billion in 2020 to $26.9 billion in 2026 according to Markets & Markets. BCG projects that simulation applications with fully fault tolerant quantum computers could produce $160 billion to $330 billion in annual potential value creation for end users and technology providers over the next 15 to 30 years. Simulations are essentially mathematical models of a system and hence are logical candidates to benefit from quantum computing. Many important systems, such as molecular structures, cannot be accurately modeled due to the level of complexity associated with representing the properties and behaviors of the key elemental components.

We believe that quantum computers possess inherent advantages that will allow them to accurately model systems with large numbers of variables that are far outside the reach of classical computers today.

Quantum Mechanical System Simulations

The essential building blocks of nature, whose understanding has been the driver of many breakthrough innovations in pharmaceuticals, healthcare, energy, and material science, are the microscopic systems of molecules, atoms and subatomic particles like electrons and protons. The properties and behaviors of these quantum mechanical systems can be expressed in mathematical rules that have been verified experimentally with high degrees of accuracy, but the complexity associated with such calculations, and their applicability to existing and potential molecular and atomic structures, has proven to be outside the realm of capability for today’s classical computers.

Scientists have not found a way to rapidly and accurately model most quantum mechanical systems on a computational device that itself is not quantum in nature. Conversely, we believe quantum computers have the potential to efficiently model the relevant set of potential interactions between quantum mechanical elements because they natively reflect the essential properties of quantum systems and behaviors like entanglement, superposition and wave functions.

Drug discovery is among the fields where research into the applicability of quantum computing for simulating quantum mechanical systems is producing considerable enthusiasm. With the growing high costs to develop new drugs, a quantum-based approach that could help pharmaceutical companies evaluate thousands of potential compounds for a targeted therapeutic, and avoid failed outcomes in costly clinical trials, would have an enormously positive economic and societal effect.

Other high potential impact areas for quantum mechanical simulations include the design of chemical catalysts, computational fluid dynamics in aerospace engineering, and nuclear fusion for clean energy.

We have several active partnerships with clients developing simulations of quantum mechanical systems. One such partnership is with Astex Pharmaceuticals, a United Kingdom-based company, which is working with our quantum computers on approaches that may speed up the process of drug discovery. We are also partnering with two U.S. DOE agencies on simulation applications in the areas of nuclear fusion and high energy physics.

Our Technology

Introduction to Quantum Computing

Quantum computers encode and process data using a new kind of information storing electrical circuit called a quantum bit, or qubit. By leveraging the quantum mechanical principle of superposition, qubits can represent complex mathematical combinations of both zero and one at the same time. In contrast, classical computers are composed of transistors, electronic devices that hold binary zero or one states, therefore requiring billions of transistors in order to execute complex algorithms. This qubit property of superposition creates unique capabilities. By enabling qubits to encode more information than classical bits, it allows for a quantum computer’s power to scale exponentially, rather than linearly as with traditional computers based on transistors. Additionally, it makes it possible to construct algorithms that can evaluate all possible solutions to a problem simultaneously, rather than sequentially as is the case with classical computing. Furthermore, making qubits does not require expensive, continually shrinking lithography in order to improve performance, as transistor-based computers do. Qubits can be made using trailing edge semiconductor tools, so computer performance is decoupled from chip manufacturing cost.

These properties enable quantum computers to excel at solving problems with a large number of variables, highly complex and numerous solutions, or strong correlations or interactions. Many of these problems are currently intractable due to the scaling limits of classical computers and thus represent opportunities for computational advancement across many industries, including finance, pharma and biotechnology, energy, logistics, aerospace, defense and intelligence, and basic research and development.

How Quantum Computers Compute

To execute a quantum computation, classical data, which represents the problem to be solved and the algorithm, is translated into control sequences, or quantum logic gates, and applied to the qubits in the quantum computer. These sequences are called quantum circuits. Once the circuit has been executed on the quantum computer, the qubits are measured, resulting in classical data flowing out of the quantum computer and back into classical memory. The level of performance of a quantum computer in executing these circuits and solving computational problems is dictated by many factors. These include the scale, or number of qubits available in the quantum processor to encode the problem and algorithm, with more qubits enabling exponentially more complex and challenging problems to be represented; the fidelity of the quantum logic gates from which circuits are composed, which determines how often errors occur when the circuit is executed; the gate speed, which shapes the time taken to execute a given circuit; the co-processing technology and integration, which determines the rate at which classical data representing the problem and algorithm can be loaded into the quantum computer, and the rate at which it flows back out upon completion of the circuit execution; and re-programmability, or the speed with which the specific quantum circuit being executed may be updated to move on to the next step in a computational process.

Several candidate physical systems, or modalities, have been proposed or are being pursued, to form the basic physical qubits in quantum computers. These include, first and foremost, the superconducting qubit technology leveraged by us. They also include approaches based on trapped ions, trapped neutral atoms, and photonics. There is a varying degree of promise, potential and risk in building machines capable of meeting the above requirements for broad commercial utility. As outlined below, it is widely believed that superconducting qubit technology is the most mature, the most advanced, and most likely to ultimately lead to broad commercial success.

Requirements for Practical Workloads: Path to Quantum Advantage

Unlocking the broad commercial market for quantum computing calls for quantum computers that are able to solve practical commercial problems better, faster, or cheaper than the best alternative classical computing solution, including even the most powerful supercomputers. This inflection point is referred to as quantum advantage. Achieving quantum advantage imposes requirements on the quantum computer itself, the most important of which relate to the above performance factors of scale, fidelity, speed, co-processing, and re-programmability.

Scale. In order for quantum computers to solve problems out of reach for classical computers, such as modeling molecules with many electrons in order to enhance drug discovery, they require a significant number of high-performing qubits, likely starting at between a few hundred to 1,000 qubits.

Fidelity. A gate fidelity estimates the reliability of an operation. For instance, a two-qubit gate with a gate fidelity of 99% means that 99 out of 100 times the operation will provide the correct result. Errors can be caused by imperfect control, natural manufacturing variations, finite qubit lifetimes (coherence) or other sources. Overall, high fidelities of over 99% are likely necessary to enable performance benefits on practical workloads. An error per operation is defined as (1-fidelity).

Speed. Speed is a crucial metric for all types of computers, both quantum and classical. Since quantum algorithms are ultimately composed of logic gates applied sequentially to qubits in a quantum computer, the speed with which these gates can be executed translates directly into processing speed and workload throughput. Therefore, faster quantum processing speeds can result in a larger number of addressable problems and larger market opportunity, as well as a more direct path to outperforming classical alternatives and a higher intrinsic revenue potential per unit time.

Co-processing. Hybrid architectures that leverage quantum computers as co-processors, pioneered by us since the company’s inception, have now become widely adopted in the quantum computing industry. Quantum co-processing delivered over the cloud, such as Rigetti Quantum Cloud Services platform, is the predominant framework for building and using quantum computers today. In this paradigm, quantum processors are tightly integrated with classical computing systems and infrastructure to ensure the rate of data flowing in and out of the quantum processor can meet the needs of commercial applications. Effective implementation of co-processing hinges on both the intrinsic technological features of the specific qubit technology, as well as product innovations and system architectures aimed to prioritize this capability. For example, just as in classical computing architecture, fast gate speeds, coupled with a network architecture that achieves low network latency for data flow, are some requirements for high performance co-processing.

Reprogrammability. Reprogrammable quantum computers are general purpose machines that should be able to run any quantum algorithm, provided the machine has the scale, fidelity, and other attributes needed to support the particular problem instance. While gate-model quantum computers, such as those made by us, IBM, IonQ and Google, are typically reprogrammable, different technology approaches and architecture choices lead to varying constraints in applying this capability in a practical setting. Specifically, the ability to dynamically reprogram the quantum processor during the execution of a quantum circuit or within the coherence time of its qubits is of particular importance for many anticipated applications and use cases.

While research and development funding and investments into quantum computing have accelerated, we believe that long-term commercial demand for quantum computing systems hinges on the ability to meet the above criteria for running practical workloads. Multiple quantum hardware modalities are being pursued. Among these, we believe the superconducting qubit is the only such modality that has, to date, demonstrated viability across all these requisite metrics.

Our Superconducting Quantum Processors

Introduction to Superconducting Qubits

We build and operate quantum computers based on superconducting qubits. Superconducting qubits are silicon-based electronic devices that encode information in quantum states associated with currents and voltages. Superconducting qubits benefit from the fact that their basic properties can be engineered through well-established semiconductor industry design and manufacturing techniques. This enables chip design and architecture tradeoffs to be made to overcome various practical constraints in building commercial quantum computing systems. They are also improving along these key metrics faster than approaches based on other qubit modalities, such as ion traps, photonics and neutral atoms. As an example, in June 2011, the largest algorithms demonstrated on programmable, gate model quantum computers across these modalities were in the range of a few qubits. In the ensuing ten-year period from 2011 to 2021, superconducting systems have successfully scaled up to the range of 30 to 60 or more qubits, including demonstrations of quantum supremacy. This rate of scaling has easily outpaced other approaches. We believe this leadership results in part from an intrinsic advantage: superconducting qubits have many inherent similarities to traditional silicon-based chips. As a result, progress in superconducting quantum computers may be achieved by leveraging the existing capabilities - expertise, technologies, workforces, and supply chains, for example - of the semiconductor manufacturing industry, rather than needing to establish such capabilities anew.

Rigetti Quantum Processors

Rigetti quantum processors are based on transmon-style superconducting qubits. Quantum logic gates are actuated by applying electronic signals to the qubits. Chips are packaged, connected to input and output circuitry, and operated in a low-temperature environment. Control and readout signals are generated and processed in a control system operating at room temperature. This control system is subsequently integrated with, or networked into, auxiliary classical computing hardware to enable co-processing system requirements. Our competitive advantage begins at the chip level and extends through the full-stack, with a distinct focus on fabricating scalable hardware meeting the requirements for practical workloads.

Scale

Achieving the scale of quantum processor needed for practical workloads is perhaps the hardest requirement of all. To address this, we have developed a unique patented and patent-pending multi-chip quantum processor technology. This approach leverages techniques long used in classical computer microprocessors and memory (“RAM”). Our scalable processor architecture enables multiple core processor chips, each having many qubits, within a multi-chip assembly to function cohesively as a single, large quantum computer-without introducing additional error sources, network latency or other overhead. Using our modular chip architecture, larger quantum processors may be constructed by assembling more core processors together. From a manufacturing perspective, this enables a single type of core processor chip to support multiple quantum processor generations of increasing scale and performance. We believe that this solution facilitates rapid scaling and can enable even faster development cycles in future chip generations.

In addition to accelerating the pace of scaling, we believe our proprietary modular chip architecture has significant manufacturability and cost benefits. For example, rather than producing large, complex individual chips with 1,000 qubits, we may fabricate 10 chips with 100 qubits each, and use our multi-chip technology to assemble them together to produce a 1,000 qubit quantum processor. This solution makes it much easier to produce large processor chips with high yield. As a result, we believe our modular approach to be fundamentally more manufacturable, predictable, and scalable.

Our multi-chip technology incorporates several advances in integrated circuit design, architecture, and silicon device manufacturing. These advances include superconducting multi-chip bonding technology for chip-level 3D integration, superconducting through-silicon via process technology and interchip coupling technology that enables high-fidelity two-qubit logic gates between qubits disposed on different silicon dies. These innovations have resulted from our investment in more than five years of technology development to establishing the essential capabilities to produce quantum processors meeting the requirements for broad commercial utility. We believe our approach to scaling quantum computers will accelerate us toward quantum advantage systems.

Rigetti’s proprietary multi-chip architecture enables larger quantum processors to be constructed by assembling individual chips together, thereby supporting multiple quantum processor generations of increasing scale and performance

Fab-1. We have developed, own and operate the distinctive manufacturing capabilities needed to produce quantum processors in our proprietary scalable architecture. In 2017, we became the first company to build a dedicated and integrated Fab for producing quantum processors. In addition to vertically integrating the process capabilities to produce our proprietary chips, Fab-1 delivers a high mix of development chips to internal teams. This in-house fabrication capability allows for rapid design-fab-test cycles of learning, enabling an innovation cycle we estimate to be two to five times faster than a typical MEMS or semiconductor foundry. In Fab-1, our engineers focus their efforts on rapidly exploring then optimizing new chip designs and establishing repeatable manufacturing processes. Fab-1 also includes semi-automated chip testing and characterization capabilities. Additionally, by leveraging traditional semiconductor tools and processes, Fab-1 builds on expertise from the existing semiconductor industry, a distinct advantage over other qubit modalities. This in-house fab capability has enabled us to accumulate the hands-on experience and intellectual property, including know-how, patents, and trade secrets, to produce quantum computer chips within our scalable, proprietary architecture. Furthermore, we believe Fab-1 has enough wafer capacity to supply all of our chip needs for at least the next four years.

Cooling. Like all high-performance computing systems, Rigetti quantum computers require an advanced cooling system. In this case, commercially available dilution refrigerators maintain chip temperatures at around 0.02 Kelvin. Cooling power requirements and associated electricity costs will scale approximately linearly with qubit count, while expected computational utility increases exponentially. As a result, we expect the electricity costs to run the cooling systems of our quantum computers to make up an ever-decreasing fraction of the overall revenue generated from each machine. In addition, we work closely with refrigerator vendors and anticipate the commercial availability of dilution refrigerator systems with the capabilities to support our product roadmap.

Fidelity

Improvements to the coherence times of superconducting qubits, combined with methods for ever-faster and more precise quantum logic gates, have kept superconducting qubits on a pace of continuous fidelity improvement for approximately two decades. Over the last several years, algorithms have been developed on processors with average two-qubit gate fidelities of 95-98%. As processors scale to broad quantum advantage, fidelity will need to improve, likely to 99% and beyond.

We are focused on delivering advances to fidelity through a systematic engineering approach centered on our design-fab-test flywheel powered by our in-house design and manufacturing. Uniquely, our modular processor technology enables improvements to fidelity to be achieved separately from efforts to increase scale; fidelity advancements can be developed on the individual core processor chips, and these improvements can be rapidly integrated into scaled processors through our multi-chip integration technology.

Our commercially available 80-qubit Aspen systems typically have similar gate fidelities to its 32-qubit systems. Significantly, our 80-qubit multi-chip processors leverage our interchip coupling technology to form an 80-qubit lattice of similar fidelity to the 40-qubit chips on which they are based. Looking forward, we plan to combine core elements of this multi-chip scaling technology with the expected higher performance and connectivity of our next generation chips.

We currently see higher performance in test devices of our next generation core quantum processor, the Ankaa-1 84 qubit system, which we recently deployed internally within the company in March 2023 for testing. This next-generation chip design uses tunable couplers to enable active cancellation of unwanted interactions between qubits to improve control and decrease error. Recent tests on a 9-qubit system utilizing these new chips have demonstrated mean two-qubit gate fidelities of 98.3%, median fidelities of 98.1% and maximum fidelities of 99.6%. As development has progressed, we continue to see high two-qubit gate fidelities around 99% on test devices.

Speed

One of the strengths of superconducting qubit technology, and our technology in particular, is that gate operations on superconducting processors are faster than other commercially available modalities today.

The speed of gate operations in superconducting qubits are determined by the intentional design of circuit elements on-chip and their optimized parameters, rather than relying on atomic properties. Our slowest class of gate operations, two-qubit entangling gates, have a median duration of less than 200 nanoseconds. Moreover, for future computer systems from us, high quality entangling gates as fast as 36 nanoseconds have recently been achieved through the introduction of an additional circuit element to tune the interaction strength between qubits, showcasing the value of engineered approaches. We believe that superconducting processors’ speed advantage will result in a larger market for superconducting quantum computers compared to other modalities, as there are a multitude of high value use cases that require timely results, such as real-time decision making, risk calculations, and more. As in conventional computing, faster gate speeds also equate to higher throughput in commercial deployment and therefore greater potential revenue opportunity.

In February 2022, we announced speed test results for Circuit layer operations per second, or CLOPS, for our Aspen 11 and Aspen-M series processors. CLOPs is a quantum computer performance metric initially developed and published by IBM in October 2021. Conducting tests based on 100 shots, as set forth in the original published definition, the 40-qubit Aspen-11 system demonstrated a CLOPS of 844, while the 80-qubit Aspen-M system demonstrated a CLOPS of 892. These results suggest that our current systems perform as well or better on this CLOPS speed test as the number of qubits in the system increases. To reflect what users can potentially expect in typical use cases, we also evaluated CLOPS using 1000 shots. In this case, Aspen-11 performed at 7512 CLOPS and Aspen-M performed at 8333 CLOPS, demonstrating that comparable or better system speed persists at both higher shot counts and higher qubit counts. In July and August, 2022, we successfully achieved a CLOPS performance greater than 4,000 on both our 80-qubit Aspen-M-2 system and our 40-qubit Aspen-11 system, respectively, representing a 4.5 times acceleration since February. These speed tests were conducted using our production QCS environment. CLOPS, characterizes quantum processing speeds inclusive of gate speeds, reprogrammability, and co-processing capabilities, among other factors. CLOPS is calculated as M × K × S × D / time taken where: M = number of templates = 100; K = number of parameter updates = 10; S = number of shots = 100 or 1000; and D = number of QV layers = log2 QV.

Co-processing

It is widely believed that unlocking the commercial value of quantum computing requires quantum computers to be tightly integrated with classical computing systems and technology. High-performance co-processing integration accelerates the path to quantum advantage by enabling both quantum and classical computing resources to work in tandem to address computational bottlenecks best suited to their particular strengths. This approach also facilitates adoption and usability by end users who are more familiar with classical programming. The inherent speed with which superconducting processors can execute circuits and be dynamically re-programmed makes them ideally suited to high-speed co-processing integration. Other modalities have not demonstrated the gate speeds necessary to support high-performance co-processing.

We have invented and patented capabilities at the hardware and software level, such as parametric code compilation, to enable high performance co-processing on a cloud platform. Parametric code compilation supports running faster hybrid algorithms through memory registers shared between classical programs and embedded logic on a QPU control system. This means that users can run algorithms without incurring latency that would otherwise be caused by updating parameters at each step.

Reprogrammability

Our systems are dynamically reprogrammable. Instructions are streamed into the quantum computer or updated within the execution time of the quantum logic circuit. This allows our machines to effectively run both the hybrid variational algorithms that underpin current use cases and quantum error correction routines in future systems. In a production setting, dynamic reprogrammability translates to higher customer job throughput per unit time. Since many applications are expected to require streamed data processing or error correction, we believe this dynamic reprogrammability is central to unlocking the full market potential of quantum computing systems, especially in comparison to alternative modalities that are unable to implement high speed re-programming.

Our quantum computers are orchestrated with a control system operated at room temperature. In our architecture, reprogramming the quantum processor occurs exclusively within this control system. Unlike photonics, for example, reprogramming the system to run a new quantum circuit does not require slow on-chip updates, but only requires changes to the sequence of signals applied to the chip. Our QPUs today support dynamic programming protocols within microsecond feedback loops. For example, re-setting registers of qubits conditional on the outcomes of previous measurements, can increase overall quantum circuit throughput by 5x relative to non-dynamic implementations of the same workload.

The QPU control system includes hardware for networking, classical microprocessors, FPGAs for control and readout pulse sequencing, and analog signal processing. The integrated system is designed and built to meet the requirements for co-processing and reprogrammability over the cloud. This capability enables high-speed data flow within the quantum processor, and between the quantum processor and auxiliary classical compute and networking infrastructure. Our systems are thus enabled for high-performance hybrid quantum-classical computing, the implementation of high-throughput quantum programs for practical workloads, and the dynamic control flow and feedback that underpins practical quantum error correction. The control system drives the quantum processor, calibrates and operates gates, and measures qubit states at the end of a computation.

Quantum Error Correction

Direct improvements to qubits and gate fidelities are currently the primary means of advancing the performance of quantum computers. However, at the scale of a few hundred qubits and beyond, a method called quantum error correction can be applied to further accelerate this rate of progress.

In quantum error correction, a large number of individual physical qubits can be transformed, through repeated application of gate and readout operations designed to detect and fix physical errors, into single “logical” qubits, whose properties are exponentially improved relative to the constituent physical qubits. While the methodology of quantum error correction is well-established in the field of quantum computing, systems capable of running such codes at a commercially useful scale are not currently available. Eventually, solving certain classes of problems will require the ability to compute with tens to hundreds or even thousands of logical qubits. This makes the ability to build large qubit count processors at this commercial scale an even more crucial capability.

Additionally, because errors must be identified at a specific physical location within the quantum processor in order to be corrected, those errors must also be well-localized within small regions of the quantum processor. For example, a qubit in one region must not induce errors on some distant qubit, but rather be constrained to influencing errors on nearby qubits. This essential requirement underpins modern quantum error correction theory and practice.

Turning to the processor’s physical qubit array, the necessity of localizing errors has led to the predominance of nearest-neighbor connectivity graphs in quantum processor design. Our quantum processors meet these essential requirements with a nearest-neighbor, planar connectivity graph. Planar codes are expected to show a high error threshold of approximately 1% error probability per operation. This means that if error rates are below the required threshold (e.g. 1%), then increasing the redundancy (i.e., the number of physical qubits making up a single logical qubit) results in an exponential reduction in logical error. In other words, adding a small number of additional physical qubits per logical qubit will provide exponential improvements. Notably, codes for other modalities, such as Bacon-Shor codes for trapped ion qubits, lack such a threshold behavior and is one reason why we believe superconducting quantum computers to be superior to trapped ion modalities.

We aim to deliver the physical qubit count needed, with the requisite nearest-neighbor connectivity, to enable developers and customers to benefit from this exponential error reduction. In contrast to known approaches for other qubit modalities, our systems are expected to be able to run the same code family at multiple different levels of redundancy without requiring additional complexity such as code concatenation. This approach enables developers to scale the effective error rate and associated overheads up and down as dictated by their use-case requirements. For example, the smallest surface code logical qubit for superconducting processors is 17:1 physical qubits to logical qubits, in comparison to 16:1 for trapped ions. However, for complex applications, the ability to pack more physical qubits into the code (such as 100:1 or 1000:1) is critical because it allows developers to further reduce errors for algorithms based on many quantum gates where errors are more likely to accumulate. In comparison to trapped ions, we believe superconducting processors are better positioned to scale up to the large number of qubits required to run these valuable large codes while also having the fast gate speeds for them to be useful.

Our processor architecture, software tools, and cloud services platform are designed to enable users and partners to directly construct, test and deploy error correction and error mitigation protocols, and to tailor such codes to specific computational tasks through software. This capability is enabled by the re-programmability, co-processing integration, and system design we have established.

Intellectual Property

Our intellectual property portfolio plays a strategic role in advancing our innovation and leadership in quantum computing.

Our patent portfolio seeks to protect our current developments and the intellectual property space for the company’s technology roadmap and anticipated areas of development. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets, and trademarks, along with confidentiality and proprietary rights agreements with employees, consultants, contractors, vendors and business partners to establish and protect our intellectual property rights.

As of the date hereof, we have 165 issued and pending patents that are designed to protect our full-stack technology across hardware, software, and services. These patents cover a broad range of key technology areas of the business including (i) quantum computing systems, software and access; (ii) quantum processor hardware; (iii) algorithms and applications for problem solving; and (iv) chip design & fabrication.

We pursue international registration of our domain names and trademarks. We are the registered holder of a variety of domain name registrations, including “rigetti.com.” Our trademark registrations include “Rigetti” in the US, U.K. and EU.

Sales & Marketing

During this period of eQA, our go-to-market strategy is focused on being a leader in the key market segments driving the early application of quantum computing. Our sales and marketing efforts are focused on technology development and distribution partnerships with the leading organizations in these markets. In the U.S. government, for example, the Department of Defense, the DOE and the Intelligence Community have each been making significant investments in quantum computing, and we have technology development partnerships with leading agencies and national laboratories. We are pursuing similar arrangements with customers in other important vertical market segments, like finance, where we are developing specific expertise in several application areas and are collaborating with Nasdaq and Standard Chartered Bank. We also have distribution relationships with customers like Amazon Web Services, Microsoft, ORNL and Strangeworks.

As we work to develop new generations of our hardware with the goal of continuing to scale and achieve nQA and then BQA, we anticipate increasing our investment in both sales and marketing to expand the number of enterprise companies directly licensing our QCS platform. However, with the reorganization and reduction in force announced in February 2023, we anticipate that the costs will decrease in the near term until we achieve narrow quantum advantage, at which point we expect costs to increase.

Customers & Key Partners

We believe that the realization of quantum computing’s promise requires strong relationships across an ecosystem of innovative and quantum-committed organizations and have been developing commercial relationships and collaborative partnerships with organizations that possess a keen understanding of specific industry problems and deep technical expertise in key scientific and engineering disciplines.

To date, we have focused on developing a range of client relationships and research partnerships with:

•

enterprise-sized organizations working on quantum-assisted breakthroughs in applications areas like drug discovery, network optimization, financial modeling, weather forecasting and fusion energy with organizations like Astex Pharmaceuticals, Deloitte, NASA, Nasdaq, Standard Chartered Bank, the U.S. DOE and certain military branches within the U.S. Department of Defense;

•

materials science researchers and quantum algorithm developers at renowned laboratories like Fermilab, Lawrence Livermore National Laboratory, MIT Lincoln Laboratory, NASA Quantum Artificial Intelligence Laboratory and ORNL;

•	quantum-focused software and algorithm companies like 1Qbit, Phasecraft, Riverlane, Q-CTRL and Zapata;

•	Cloud service providers like Amazon Web Services, Microsoft Azure, and Strangeworks; and

•

We also enter into multi-year technology development partnerships with organizations that possess specialized technical expertise and strong interests in advancing the development of quantum computing (as referenced in Business - Key Technology Development Partnerships). These organizations include DARPA, SQMS, and Innovate UK.

Competition

The quantum computing market is evolving and highly competitive. With the introduction of new innovations and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our current and prospective competitors include companies engaged in the research, development, and operation of quantum computing capabilities. Major companies now developing both quantum hardware and software include IBM, Google, Microsoft, IonQ, Quantinuum, PsiQuantum, Xanadu and ColdQuanta. In addition, because of the importance of quantum computing, most large public cloud providers and traditional chip makers are researching and investing in quantum computing initiatives, in some cases seeking to build quantum computers. For example, Amazon and Intel are engaged in the research and development of quantum computers. A number of development-stage companies are also seeking to build quantum computers, quantum software and applications, and quantum cloud computing services.

We believe our primary direct competition will come from other companies building or seeking to build universal, gate-model quantum computing systems that can meet the requirements for solving commercial problems. We believe competition will be based on a number of factors, including: different approaches to building quantum computers; quantum computer system performance, including scale, speed, and fidelity; system accessibility and ease of use; supported software and applications; compatibility with existing classical workflows; rate of technological innovation; ability to create value through long-term partnerships; end-user support and customer experience; solutions and insight delivery; price; brand recognition and trust; financial resources; and access to key personnel.

We believe that we are favorably positioned to compete on the basis of these factors. However, we face various risks relating to competition as described in “Risk Factors-Risks Related to Rigetti’s Business and Industry-The quantum computing industry is competitive on a global scale and Rigetti may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.”

Regulatory

U.S. government contracts, grants, and agreements are subject to regulations and procurement laws. The majority of our current programs are subject to Title 2 of the Code of Federal Regulations, covering Grants and Agreements. We also perform programs authorized under Other Transaction Authority and the Federal Acquisition Regulation. Several of our agreements are also subject to agency level acquisition regulation supplements, including the Defense Federal Acquisition Regulation Supplement and the Department of Energy Acquisition Regulation. These regulations mandate uniform policies and procedures for the administration of government funded programs. This includes requiring compliance with eligibility and responsibility requirements, contractor qualifications, financial and reporting requirements, as well as subjecting the company audits and to other government reviews covering issues such as cost, performance, internal controls and accounting practices.

Employees & Core Values

Our deep and talented workforce is the key to our success. As of March 1, 2023, we employ 144 people globally, the majority of whom are employed in areas of quantum physics, chip and hardware engineering and software development. Most of our employees are based in the United States with the remainder based in the United Kingdom, Australia and Canada. In addition, we also engage a small number of consultants and contractors to enhance our research and development and selling general and administrative areas of our business.

To date, we have not experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by labor unions at this time.

Corporate Information

Rigetti Computing, Inc., formerly known as Supernova Partners Acquisition Company II, Ltd. (“Supernova”), was incorporated on December 22, 2020 as a Cayman Islands exempted company and a special purpose acquisition company.

On October 6, 2021, Supernova entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Supernova Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Supernova (“First Merger Sub”), Supernova Romeo Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Supernova (“Second Merger Sub”) and Rigetti Holdings, Inc., a Delaware corporation (“Legacy Rigetti”). Pursuant to the Merger Agreement, on March 1, 2022, Supernova effected a domestication after which it continues as a Delaware corporation, changing its name to “Rigetti Computing, Inc.”

On March 2, 2022, pursuant to the Merger Agreement, First Merger Sub merged with and into Legacy Rigetti, the separate corporate existence of First Merger Sub ceasing and Legacy Rigetti being the surviving corporation (the “Surviving Corporation” and, such merger, the “First Merger”) and (ii) immediately following the First Merger, the Surviving Corporation merged with and into the Second Merger Sub, with the separate corporate existence of the Surviving Corporation ceasing and the Second Merger Sub being the surviving entity and changing its name to “Rigetti Intermediate LLC”.

Our principal executive offices are located at 775 Heinz Avenue, Berkeley, CA 94710 and our telephone number is (510) 210-5550.

Available Information

Our corporate website address is www.rigetti.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. We use our corporate website as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible on our website. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K before deciding to invest in our securities. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Condition and Status as an Early-Stage Company

Based on our estimates and current business plan, we expect that we will need to raise additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. For example, in addition to our continuing investment in our technology roadmap we may continue to invest in the expansion of and upgrades to our Fab-1 facility. In addition to increased electrical utility fees going forward, we may be required to pay additional amounts in taxes, penalties or otherwise related to the electrical utility fees that were unpaid and unrecognized in prior periods as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We have incurred and expect to incur costs related to, among other things, the reduction in workforce that we announced in February 2023 and our recent management transitions, in addition to expenses relating to the remediation of our material weaknesses in internal controls over financial reporting. The actual amounts we may be required to spend on these and other matters may be greater and more significant than our expectations. We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from, the continuing impacts of the COVID-19 pandemic, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and military conflict with Russia and Ukraine and the related sanctions imposed against Russia. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our business plans. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans and we may be required to delay, limit or substantially reduce our quantum computing development efforts. In addition, our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.

We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

Our business was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”) and with increasing levels of performance. As of the date hereof, the highest number of qubits we have externally deployed is a quantum computer with 80 qubits with 94.5% median fidelities As a result, our scalable business model has not been formed and our technology roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including anticipated milestones and timing thereof. For example, in 2018, we announced that we planned to build and deploy a 128-qubit system over the subsequent twelve months, but have not to date built a 128-qubit system. In addition, in 2022 we updated our technology roadmap, including anticipated timing for the 84Q Ankaa system, the 336Q Lyra system, 1,000+ qubit system, 4,000+ qubit system and incremental milestones relating to applications, access and production, Quantum Cloud Services (“Quantum Cloud Services” or “QCS”), quantum processing units and chip fabrication. We revised our technology roadmap in February 2023 to reflect our updated business strategy, including our plan to first concentrate on the goal of delivering the Ankaa-1 84-qubit system, then prioritize increasing the performance of the anticipated Ankaa-1 84-qubit system by focusing efforts on improving performance with an anticipated Ankaa-2 84-qubit system, and thereafter scale to develop the anticipated Lyra 336-qubit system, and after our internal deployment of Ankaa-1 in March 2023, we further refined this plan to reflect that we plan to continue to work to improve Ankaa-1 performance before the potential external release of the system to select customers. We may further update the technology roadmap in the future, including anticipated milestones and anticipated timeline for milestones. Furthermore, we may be unable to achieve the milestones in our technology roadmap on their announced anticipated timeline or at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable, higher performing computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our Quantum Cloud Services (“Quantum Cloud Services” or “QCS”), increased competition, changes to technology, inability to scale up or improve performance of our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We incurred net losses of $71.5 million and $41.7 million for the year ended December 31, 2022 and the twelve months ended December 31, 2021, respectively, and $38.2 million for the eleven months ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $278.7 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.

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

Our operating results may be adversely affected by unfavorable economic and market conditions. We have recorded a charge for goodwill impairment and may in the future be required to record significant charges for impairment of other assets or investments.

An adverse change in market conditions, including a sustained decline in our stock price, negative changes to the Company’s position in the market, or lack of growth in demand for our products and services could be considered to be an impairment triggering event. Such changes in the future could impact valuation assumptions relating to the recoverability of assets and may result in impairment charges to our long-lived assets, other assets or investments, which would negatively impact our operating results and harm our business.

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease our projected cash flows or increase discount rates and could potentially result in an impairment charge. From time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible and other long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

For example, in assessing our goodwill in connection with the preparation of the financial statements for the fourth quarter and fiscal year ended December 31, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $5.4 million within the consolidated statement of operations.

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

We may not manage growth effectively, including with respect to our employee base, and managing our operations successfully.

Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. For example, the expansion of our Fab 1 facility is ongoing and we may not complete the expansion on terms originally anticipated, in a timely manner or at all, which could have a material impact on our business, financial condition or results of operations. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. The reduction in workforce that we announced in February 2023 may impair our ability to manage growth and maintain operations effectively, due to factors such as loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring, and the risk that we may not achieve the benefits from the restructuring to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our business, results of operations or financial condition. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

Our recent updates to our business plan and workforce reduction may not have the anticipated benefits and we may incur additional costs or other difficulties.

In February 2023, we announced an updated business plan and implemented a workforce reduction. The objective of these initiatives is to focus our organization and its resources on nearer-term strategic priorities. We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals.

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our technology roadmap, and results of operations or financial condition. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the revised business plan and reduction in workforce. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. In addition, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes.

We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our new goals. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

We have a credit facility secured by substantially all of our assets under which we have borrowed and may in the future borrow additional amounts; any indebtedness thereunder could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

On March 10, 2021, we entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”). The credit facility had an available borrowing capacity of $32.0 million. As of December 31, 2022, we had total outstanding indebtedness of approximately $30.7 million consisting of outstanding borrowings under the Loan Agreement. Any future additional borrowings under this agreement are at the sole discretion of the lender. This and future indebtedness incurred under the Loan Agreement may:

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022 we had U.S. federal net operating loss carryforwards of approximately $234.7 million.

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes.

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

Any future generations of hardware and software developed to demonstrate narrow quantum advantage and broad quantum advantage, and the anticipated release of an 84 qubit system and a subsequent 84 qubit system with reduced error rates, and the potential later release of a 336 qubit system, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.

Our successful execution of our technology roadmap is based on the development of multiple generations of quantum computing systems, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, and the anticipated release of an 84 qubit system and a subsequent 84 qubit system with error rates reduced to 1% or lower, in addition to the potential release of a 336 qubit system. The future success of our technology roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in each subsequent generation of our quantum computer. If we are unable to achieve the increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed, or may never occur. In the past we have failed to meet publicly announced milestones and may fail to meet projected milestones in the future. If our technology roadmap is delayed or never achieved, this would have a material impact on our business, financial condition or results of operations. See “We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.”

If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.

Quantum advantage refers to the moment when a quantum computer can compute faster than traditional computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Narrow quantum advantage is when a quantum computer is able to solve practical problems in production workloads with improved accuracy, speed or cost. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers, including our quantum hardware, have reached broad quantum advantage, and may never reach such advantage. Achieving narrow quantum advantage and broad quantum advantage will be critical to the success of any quantum computing company, including ours. However, achieving quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. In addition, the definitions and expectations with respect to what constitutes quantum advantage, including the anticipated stages of quantum technology maturation, may continue to evolve and may also diverge from others in the industry. Quantum computing technology, including narrow quantum advantage and broad quantum advantage, may take years or decades to be realized, if ever. In addition, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves. For example, CLOPs as a speed test was originally developed by IBM in October 2021. To our knowledge, CLOPS as a speed test has not been investigated or verified by any independent third party. In addition, while we have applied CLOPs in testing the speed of our Aspen-M-2 and Aspen-11 systems, there is no guarantee that we applied the test in the same way as IBM and, as a result, any variability in the application of the test as between Rigetti, IBM or others in the industry that may apply CLOPS in the future could render CLOPS scores incomparable and actual relative performance may materially differ from reported results. Other than IBM, others in the industry have not announced CLOPS as a speed test. As a result, the speed of other competitors as measured by CLOPS is not currently known. In addition, the solution accuracy provided by quantum computers is another key factor, and a quantum computer that may be slower may be preferable to users if it provides a more accurate answer for certain applications. Moreover, the relative leads reflected by speed tests such as CLOPS can change as new generations of quantum computers are introduced by industry participants and, consequently, any advantages cannot be considered permanent and can be expected to change from time to time. Current CLOPS tests may not be indicative of the results of future tests.

If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If other companies’ quantum computers reach narrow quantum advantage or broad quantum advantage prior to the time we reach such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

We may expend our resources to pursue particular products, designs, sectors or investments and we may fail to capitalize on such products, designs, sectors or investments and/or forego other products, designs, sectors or investments that may have been more profitable or for which there may have been a greater likelihood of success.

Because we have limited financial and operational resources, we must prioritize our research and development for use of quantum computing within certain products, designs, sectors or investments. Correctly prioritizing our research and development activities is particularly important for us due to the breadth of companies building or seeking to build universal, gate-model quantum computing systems that can meet the requirements for solving commercial problems. As a result, we may forego or delay pursuit of opportunities in other products, designs, sectors or investments that later prove to have greater commercial potential and ability to achieve quantum advantage. For example, although we currently believe that quantum machine learning for finance is poised to be an early domain of quantum advantage through rapid value capture from quick integration, the risks associated with developing a product that can compute algorithms that scale efficiently to real-world size applications and will be applicable to multiple use cases and competition in creating such a product, among others, could outweigh the benefits. In addition, in February 2023, we announced an updated business strategy and revisions to our technology roadmap reflecting a nearer term reprioritization and focus on lower qubit systems than our prior business strategy and technology roadmap. We may fail to capitalize on the products, designs, sectors, or investments we choose to pursue, and our resource allocation decisions may cause us to or forego viable or more profitable products, designs, sectors or investments, which would have an adverse effect on our business, prospects and financial results.

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

•

large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this Annual Report on Form 10-K and we believe additional countries in the future;

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

We have historically generated most of our revenue from a limited number of customers. Our three largest customers, which differed by period, collectively accounted for 66% of our revenue for the fiscal year ended December 31, 2022, and 66% of our revenue for the eleven months ended December 31, 2021. As a consequence of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 2 to the notes to our audited consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K.

We may be unable to sustain or increase our revenue from our larger customers, grow revenues with new or other existing customers, or offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. These larger customers could also reduce or discontinue their purchases of our products and services in the event they transition to internally developed products and services or determine to divide their purchases of our products and services between us and a second source. We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns or funding cycles. The loss or temporary loss of such customers, or a significant delay or reduction in their purchases, could materially harm our business, financial condition, results of operations and prospects.

A significant portion of our revenue currently depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

We derive a significant portion of our revenue from contracts with U.S. federal and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. In the year ended December 31, 2022 and the eleven months ended December 31, 2021, sales to government entities comprised 81.3% and 80.0% of our total revenue, respectively.

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

Any such of the foregoing events or activities, among others, could cause governments and governmental agencies to delay or refrain from entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payments with respect to our services to, or purchases from, existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.

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

Additionally, our business, financial position, results of operations and cash flows could be materially and adversely affected by our inability to continue sourcing products from our suppliers. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Although we seek to have alternate sources and recover increases in input costs through price increases in our products, shortages, supply chain interruptions or regulatory changes or other governmental actions could result in the need to change suppliers or incur cost increases that cannot, in the short term, or in some cases even in the long-term, be offset by our prices.

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

•

any reductions or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic, which we have experienced, and may in the future experience or as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia (including as a result of disruptions in global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as our ability to control input costs) or otherwise;

•	financial problems of either manufacturers or component suppliers;

•	significantly increased freight charges, raw material costs, rising electrical power costs and other expenses associated with our business;

•	other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis;

•	a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;

•	a failure to adequately authorize procurement of inventory by our contract manufacturers; or

•	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

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

Our continued growth and success depends on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs which render our technology obsolete or inferior to other products, could have a material effect on our business, financial condition or results of operations.

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

Any disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud and internet infrastructure on which we rely, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel. As we build our brand and become more well known, there is increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals will adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. For example, our former President and Chief Executive Officer, Dr. Chad Rigetti, resigned in the fourth quarter of 2022 and has been replaced by our current President and Chief Executive Officer, Dr. Subodh Kulkarni, following a transition period with an interim President and Chief Executive Officer. In addition, we recently announced the departure of our former Chief Financial Officer, Brian Sereda, and the appointment of Jeffrey Bertelsen as our new Chief Financial Officer, in addition to the departure of our former Chief Technology Officer, Michael Harburn, and promotion of David Rivas to such position. An inadequate transition in our management may cause disruption to our business due to, among other things, diverting management’s attention away from the operations of the business or causing a deterioration in morale.

Furthermore, the reduction in workforce that we announced in February 2023 may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring, and the risk that we may not achieve the benefits from the restructuring to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our business, results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, we may discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

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

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. See “-If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced. ” In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. See “-Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.”

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

We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

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

We currently maintain offices and have sales personnel in the United States, the United Kingdom, Australia and Canada. In the year ended December 31, 2022 and the eleven months ended December 31, 2021, our non-U.S. revenue was approximately 15.0% and 28.9% of our total revenue, respectively. Depending on customer opportunities and our ability to access quantum engineering talent, we may continue to expand our international operations, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;

•	fluctuations in exchange rates that may decrease the value of foreign-based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings, and transfer pricing requirements; and

•	permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.

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

We derive a significant portion of revenue from our customers in the United States. We may expand our international operations if we are able to achieve narrow or broad quantum advantage. However, there are a variety of risks and costs associated with our international sales and operations, which may include making additional investments prior to the proven adoption of our solutions, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and solutions will be accepted in international markets by potential customers. We currently have sales, customer support and engineering personnel outside the United States in the United Kingdom, Australia and Canada, and have established an entity in Germany; however, our sales, support and engineering organization outside the United States is smaller than our U.S. sales organization. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Given our international presence, we are exposed to the effects of fluctuations in currency exchange rates. While we have primarily transacted with customers in U.S. dollars, we expect to continue to generate some revenues, denominated in foreign currencies. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.

In the ordinary course of our business, we and the third parties upon which we rely, process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent in the technology industry and our customers’ industries and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. The techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our platform is built to be accessed through third-party public cloud providers such as AWS. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform/products/services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of sensitive or confidential information. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about the Company, our partners, our customers or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects our customers, or if we suffer a cyber-attack that impacts our ability to operate our platform, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; material damage to our reputation; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations have varied and may continue to vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to it. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

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

Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, bank failures and uncertainty about economic stability. For example, recent bank failures have resulted in volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If general economic conditions were to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our Common Stock could decline. Significant decline of stock price has caused, and may cause in the future, a triggering event for impairment testing of fair-valued assets, including goodwill and other long-lived assets. For example, in assessing our goodwill in connection with the preparation of the financial statements for the fourth quarter and fiscal year ended December 31, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $5.4 million within the consolidated statement of operations for the twelve months ended December 31, 2022. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive, and we could be forced to delay, reduce or eliminate our research and development programs and other efforts. Increased inflation rates have and are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception. As of March 14, 2023, we had approximately $1.0 million of cash with SVB, our sole depositor. We are making arrangements to open accounts with a new financial institution and could experience disruption with customer receivables and vendor payments during the transition process. The majority of our other cash, cash equivalents and investments, consisting of a variety of short-term and high-credit treasury and corporate bonds and other liquid investments, is held in custodial accounts with U.S. Bank for which SVB Asset Management is the advisor. Despite our proactive measures and the measures taken by the United States federal government, there is great uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. These events may have a material adverse effect on our liquidity and financial condition if our ability to access funds at SVB and our ability to transfer our other cash, cash equivalents and investments to other financial institutions are impaired. In addition, if in the future a financial institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. Further, these events may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all; difficulties obtaining equity or debt financing could have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations.

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

We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

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

In addition, in connection with the preparation of the financial statements for the second quarter of 2022, we also identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital. The error was made in the previously issued unaudited condensed consolidated financial statements as of and for the period ended March 31, 2022. We corrected the immaterial error in our condensed consolidated financial statements as of and for the period ended June 30, 2022 and restated our financial statements for the quarters ended March 31, 2022 and June 30, 2022 as described below, and reversed such prior correction and instead reflected such correction in the restated financial statements for the quarter ended March 31, 2022.

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022 through a restatement of previously filed financial statements for such periods.

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. This material weakness continued to exist as of December 31, 2022 due to the reasons described above and due to the shorter period of time that has elapsed since the identification of the additional errors in prior periods related to the material weakness discussed above.

Additionally, in connection with the preparation of the financial statements for the year ended December 31, 2022 appearing elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, and a lack of timely review over the financial statement close process. We have concluded that this material weakness is due to the fact that, between the date the company went public pursuant to the Business Combination and December 31, 2022, the company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

As a result of the foregoing, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022. Our management is in the process of undertaking a remediation plan and is taking steps to remediate the material weaknesses. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective.

Our management will continue to monitor the effectiveness of our remediation plan and will make the changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating the material weaknesses. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weaknesses in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any failure to remediate the material weaknesses or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in additional material misstatements of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. For example, in connection with the identification of the material weakness related to the lack of effective review controls over the accounting for complex financial instruments as described above, we were unable to file our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 by the deadline prescribed by the SEC and, as a result, we are not eligible to utilize a Form S-3 registration statement. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources, and investors may lose confidence in our financial reporting and our stock price may decline as a result. Further, B. Riley has the right to terminate the Purchase Agreement under specified circumstances, including if the related registration statement is unavailable for a specified period of time, including as a result of errors or missing information in our SEC filings. If we fail to make timely and complete filings with the SEC in the future, B.Riley may terminate the Purchase Agreement under specified circumstances. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which in turn, could materially and adversely affect our business, financial condition and the market value of our common stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.

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

The spread of COVID-19 has and may continue to impact our suppliers by disrupting the manufacturing, delivery and the overall supply chain of parts required to manufacture our quantum computers. In addition, various aspects of our business cannot be conducted remotely, such as the fabrication of quantum processors and the assembly of our quantum computers. Future measures by government authorities may remain in place for a significant period of time and they are likely to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

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

Risks Related to Litigation and Government Regulation

We are subject to stringent and evolving U.S. state, federal and foreign laws and regulations, rules, contractual obligations, policies and other obligations related to privacy, data use and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and otherwise could adversely affect us and our business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. We are, therefore, subject to numerous data privacy and security obligations, such as state and federal laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to privacy, data use and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, the California Consumer Privacy Act (“CCPA”), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and grants consumers resident in California new rights with respect to the collection of their personal data. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Several other states such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

Outside of the United States, foreign governments are raising similar privacy and data security concerns. In particular, the United Kingdom’s GDPR (“UK GDPR”) imposes strict requirements for processing personal data. For example, under the UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 17.5 million pounds or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.

In the ordinary course of business, we may transfer personal data from the United Kingdom (UK), Canada, Australia and other jurisdictions to the United States or other countries. The UK and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the UK has significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the UK to the United States in compliance with law, such as the UK’s international data transfer addendum, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the UK GDPR CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines or suspension could adversely affect our ability to operate our business and our financial results.

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

The application and registration of patents involves complex legal and factual questions. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any future patents that do issue will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology, and this may make it difficult for us to obtain certain patent coverage on our own. Any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

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

The price of our Common Stock and Public Warrants has been and may continue to be volatile. From March 2, 2022, the date our Common Stock and Public Warrants began trading on Nasdaq, through March 22, 2023, our stock price fluctuated from a high of $11.368 to a low of $0.464, and the price of our Public Warrants fluctuated from a high of $2.20 to a low of $0.0899. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all. The price of our Common Stock and Public Warrants may fluctuate due to a variety of factors, including, without limitation:

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

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our Common Stock available for public sale, including the significant percentage of shares of our Common Stock that may be offered for resale;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, including with respect to our technology roadmap;

•	the development and sustainability of an active trading market for our stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•

other events or factors, including recessions, increases in inflation and interest rates, disruptions to banking systems, foreign currency fluctuations, international tariffs, social, political and economic risks, natural disasters, acts of war (including the conflict involving Russia and Ukraine), terrorism or responses to such events.

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

Pursuant to Sarbanes-Oxley Act Section 404, we will be required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC. In order to continue to maintain effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude in the future, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We have identified material weaknesses with respect to our internal control over financial reporting. See We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

We have incurred and will continue to incur substantial costs as a result of operating as a public company, and our management will continue to devote substantial time to new compliance initiatives. In addition, key members of our management team have limited experience managing a public company.

As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of Nasdaq. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.

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

Our current executive officers and directors and their respective affiliates beneficially own, in the aggregate, approximately 24.6% of our outstanding Common Stock as of March 1, 2023. This significant concentration of ownership may have a negative impact on the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

Our quarterly operating results have and may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results have and may fluctuate significantly because of several factors, including:

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

There can be no assurance that we will regain compliance with the continued listing standards of Nasdaq. If we fail to cure our current deficiency and regain compliance with the listing requirements of the Nasdaq Capital Market or fail to comply with such listing requirements in the future or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets would be negatively impacted.

Our common stock is currently listed for quotation on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others:

•	a minimum closing bid price of $1.00 per share, and

•	a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more stockholders) of at least $1.0 million.

In addition to the above requirements, we must meet at least one of the following requirements:

•	stockholders’ equity of at least $2.5 million; or

•	a market value of listed securities of at least $35 million; or

•	net income from continuing operations of $500,000.

On January 25, 2023, we received a letter from the Listing Qualifications Department of Nasdaq, indicating that, based on the closing bid price for the previous 30 consecutive business days, the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”). Under Nasdaq Listing Rule 5810(c)(3)(A), we were given a period of 180 calendar days, or until July 24, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If at any time during this 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive business days, we will regain compliance. If we are unable to regain compliance before the Compliance Date, we may be eligible for an additional 180 calendar days to satisfy the Bid Price Rule. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market with the exception of the Bid Price Rule, and will need to provide written notice of our intention to cure the deficiency during such additional compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by the Compliance Date, the Nasdaq Capital Market will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

There can be no assurance that we will be able to regain compliance with respect to the current deficiency including by effecting a reverse share split, or that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting would adversely affect our ability to raise capital on terms acceptable to us, or at all. We intend to actively monitor the closing bid price of our listed Common Stock and, as appropriate, will consider available options to resolve the deficiency and regain compliance with the Bid Price Rule, including potentially seeking to effect a reverse share split, if necessary.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

Pursuant to registration rights we have with certain holders of our securities, we filed a resale shelf registration statement covering the resale of up to an aggregate of 96,941,181 shares of our Common Stock, which was declared effective on June 1, 2022. We have also agreed to register the resale of 1,000,000 shares of our Common Stock issued or issuable upon exercise of the Ampere Warrant. As of March 1, 2023, the number of shares of our Common Stock that have been registered for resale by holders represented approximately 61.58% of our shares outstanding (after giving effect to the issuance of shares upon exercise of outstanding Public Warrants, Private Warrants, the exercise or settlement of outstanding warrants, options or restricted stock units of Legacy Rigetti assumed in the Business Combination and exercise of the Ampere Warrant in full). In addition, on August 11, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, we have the right to sell shares of our common stock in an aggregate amount up to the lesser of (i) $75.0 million and (ii) an amount not to exceed 23,648,889 shares of our common stock, subject to certain limitations and conditions. We filed a registration statement on Form S-1 under the Securities Act to register the resale of shares of common stock sold pursuant to the Purchase Agreement, which became effective on September 14, 2022. Given this substantial number of shares available for resale, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in Supernova’s IPO, certain holders of our securities may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. Further, the purchase price for the shares that we may sell to B. Riley under our committed equity financing will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to B. Riley, after B. Riley has acquired the shares, B. Riley may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to B. Riley by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to B. Riley, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. The decision to sell any shares of our common stock to sell to B. Riley under the committed equity financing will depend on market conditions, the trading prices of our common stock and other considerations, and we cannot guarantee the extent to which we may utilize the committed equity financing.

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

In addition, we may issue additional shares of Common Stock from time to time, including under our equity incentive plans or employee stock purchase plan, or preferred stock. Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares of our Common Stock initially reserved for future issuance under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) is 18,332,215 shares. We have filed a registration statement on Form S-8 under the Securities Act, which became effective on June 10, 2022, to register the issuance of the 18,332,215 shares reserved under the 2022 Plan, the issuance of Common Stock under the Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), which has an initial reserve of 3,055,370 shares, the resale of up to 18,367,696 shares subject to equity awards issued under the Rigetti & Co, Inc. 2013 Equity Incentive Plan (the “2013 Plan”) and the resale of up to 2,053 shares subject to equity awards issued under QxBranch, Inc. 2018 Equity Compensation Plan (the “QxBranch Plan”). We have also filed post-effective amendments to this registration statement on Form S-8, which became effective on June 15, 2022 and August 19, 2022, to add “control securities” acquired by certain executive officers under, and since the filing of, the original registration statement on Form S-8. In addition, we may file one or more registration statements on Form S-8 under the Securities Act to register additional shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans and employee stock purchase plan, including additional registration statements on Form S-8 to register additional shares of Common Stock pursuant to the “evergreen” provision under the 2022 Plan, which provides for an annual increase under such plan on January 1 of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032 by an amount equal to (i) 5% of the total number of shares of our capital stock outstanding on a fully diluted basis on December 31 of the preceding year or (ii) a lesser amount determined by our board of directors, and the “evergreen” provision under the Employee Stock Purchase Plan, which provides for an annual increase under such plan on January 1 of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032 by an amount equal to the lesser of (i) 1% of the total number of shares of our capital stock outstanding on a fully diluted basis on December 31st of the preceding calendar year, (ii) 3,055,370 shares of Common Stock or (iii) a lesser amount determined by our board of directors. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements may be immediately available for sale in the open market.

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

As a result, included in Rigetti’s balance sheet as of December 31, 2022 contained in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

For example, in connection with the preparation of our Report on Form 10-Q for the quarterly period ended September 30, 2022, the audit committee of our board of directors, based on the recommendation of, and after consultation with, our management, and as discussed with our independent registered public accounting firm, concluded that our previously issued unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2022 and June 30, 2022 could no longer be relied upon and require restatement in order to revise the volatility assumption in the valuation methodology with respect to Sponsor Vesting Shares, revise the fair value for our Private Warrants and correct an immaterial error related to the valuation of the warrant liability with respect to the warrants issued to Trinity Capital Inc., in addition to other matters. As a result, we filed amendments to our Reports Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 restating our financial statements for such periods and were unable to file our Report on Form 10-Q for the quarter ended September 30, 2022 by the prescribed deadline. See “We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.”

Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As a result of the Business Combination being consummated, outstanding Warrants to purchase an aggregate of 13,074,972 shares of Common Stock became exercisable in accordance with the terms of the warrant agreement. These Warrants became exercisable on April 1, 2022. The exercise price of these Warrants is $11.50 per share, or approximately $150.4 million, assuming none of the Warrants are exercised through “cashless” exercise. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Warrants will be unlikely to exercise their Warrants. On March 22, 2023, the last reported sales price of our Common Stock was $0.573 per share.

Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of Common Stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “The warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.”

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

The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares of Common Stock received is capped at 0.361 per share of Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the Private Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by Supernova Partners II LLC (“Supernova Sponsor”) or its permitted transferees.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located in Berkeley, California, where it leases 15,625 square feet pursuant to a lease that expires October 31, 2025. Our Fab-1 facility is located in Fremont, California, where the company leases approximately 53,800 square feet pursuant to a lease that expires September 30, 2029. We also have offices for our international operations in the United Kingdom and Australia. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising from the ordinary course of business. Our management believes we are not currently a party to any actions, claims, suits or other legal proceedings, the outcome of which, if determined adversely to the company, would have a material adverse effect on its results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to the closing of our Business Combination, Supernova’s units, Class A ordinary shares and warrants were listed on the New York Stock Exchange under the symbols “SNII.U,” “SNII” and “SNII WS,” respectively. On March 2, 2022, our common stock and public warrants began trading on The Nasdaq Capital Market under the symbols “RGTI” and “RGTIW,” respectively. We no longer have any outstanding units.

Stockholders

As of March 22, 2023, there were approximately 209 holders of record of our common stock and one holder of record of our public warrants, including Cede & Co., a nominee for The Depository Trust Company (DTC), which holds shares of our common stock and public warrants on behalf of an indeterminate number of beneficial owners. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Sales of Securities

None.

Use of Proceeds from the Initial Public Offering

On March 4, 2021, Supernova consummated its initial public offering of 34,500,000 units at an offering price of $10.00 per unit, generating gross proceeds of $345.0 million, and a private placement with Supernova Sponsor, of 4,450,000 private placement warrants at an offering price of $2.00 per warrant, generating gross proceeds of $8.9 million. Each unit sold in the initial public offering consisted of one Class A ordinary share and one-fourth of one redeemable warrant. Approximately $345.0 million of the net proceeds from the initial public offering and the sale of the private placement warrants to Supernova Sponsor were deposited in a trust account maintained by American Stock Transfer & Trust Company, acting as trustee, established for the benefit of Supernova’s public stockholders. After deducting payments to existing stockholders of $266.8 million in connection with their exercise of redemption rights prior to the closing of the Business Combination and expenses related to the Business Combination, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors.

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

With the goal of unlocking this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We believe that this patented and patent pending, modular chip architecture is the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers. Our long-term business model centers on revenue generated from quantum computing systems made accessible via the cloud in the form of Quantum Computing as a Service (“QCaaS’) products. However, the substantial majority of our revenues are derived from development contracts, and we anticipate this market opportunity will exist for at least the next several years as we work to ramp up our QCaaS business. Additionally, we are working to further develop a revenue stream and forging important customer relationships by entering into technology development contracts with various partners.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $71.5 million and $38.2 million for the year ended December 31, 2022, and 11 months ended December 31, 2021, respectively. We expect to continue to incur additional losses for the foreseeable future as we invest in research development and infrastructure in line with our long-term business strategy. As of December 31, 2022, we had an accumulated deficit of $278.7 million.

Based on our estimates and current business plan, we expect that we will need to obtain additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. There is no assurance that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we have implemented a workforce reduction in order to focus the organization and our resources on nearer-term strategic priorities. In March 2023, we further refined our business strategy after internally deploying Ankaa-1, our 84-qubit system delivering denser qubit spacing and tunable couplers, within our company for testing. We plan to concentrate on refining the performance of Ankaa-1. Upon the anticipated external launch of the Ankaa-1 84-qubit system, which is expected to be to select customers, we plan to continue efforts to improve the performance of the system with the goal of reaching at least 98% 2-qubit gate fidelity to support the anticipated Ankaa-2 84-qubit system. We then plan to launch the anticipated Ankaa-2 84 qubit system, continuing to work to improve performance with the goal of reaching at least 99% gate fidelity on Ankaa-2. If these targets are achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system. We believe that this business plan should enable us to concentrate our software application development strategy on what we believe to be the highest likelihood applications for demonstrating nearer term narrow quantum advantage.

The reduction in workforce impacted approximately 50 employees or 28% of our workforce. We began implementing activities with respect to the revised business plan and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. We currently expect to incur restructuring charges of approximately $1.4 million for severance payments and temporary healthcare coverage for effected employees. Such restructuring charges are expected to be incurred and recorded in the first quarter of 2023.

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

As a result of the Business Combination, all of the shares of Legacy Rigetti Common Stock outstanding immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti preferred stock conversion) were converted into the right to receive an aggregate of 78,959,579 shares of our Common Stock, par value $0.0001 per share (“Common Stock”). Additionally, each issued and outstanding share of Supernova Class A and Class B Common Stock held by Supernova automatically converted to 20,209,462 shares of Common Stock (of which 3,059,273 shares are subject to vesting under certain conditions). Upon consummation of the Business Combination, the most significant change in our reported financial position and results of operations was an increase in cash of $205.0 million (as compared to Rigetti’s balance sheet at December 31, 2021), including $225.6 million of proceeds from the Business Combination and PIPE Financing net of transaction costs incurred by us of $20.6 million.

Additional direct and incremental transaction costs were also incurred by Rigetti in connection with the Business Combination. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Rigetti’s transaction costs totaled $20.6 million, of which $19.7 million was allocated to equity-classified instruments and recorded as a reduction to additional paid-in capital, and the remaining $0.9 million was allocated to liability-classified instruments that are subsequently measured at fair value through earnings and recognized as expense in the consolidated statements of operations during the year ended December 31, 2022.

As a result of the Business Combination, we became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, and listing standards of the Nasdaq Capital Market, which has and will necessitate us to hire additional personnel and implement procedures and processes to address such public company requirements. We expect to incur additional ongoing expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, the Russia-Ukraine war, and recent bank failures have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors,” including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

Specifically, the COVID-19 pandemic has limited and could further limit the ability of suppliers and business partners to perform, including third-party suppliers’ ability to provide components, services and materials. We have experienced and may experience further increases in the cost of raw materials.

Furthermore, during the year ended December 31, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic and the general disruptions resulting from the ongoing conflict between Ukraine and Russia and related sanctions, as well as increases in costs of component parts, labor and raw materials, which we largely attribute to rising inflation and high demand as a result of restricted supply. We expect these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist. As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation and interest rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. In addition, global economic conditions have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and increases in inflation, interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and other efforts. However, like many other companies, we are taking actions to monitor our operations to account for the increases in cost of capital. Specifically, this includes efforts to enhance our operational efficiency, maximize our R&D spend through strategic collaborations, and being highly selective in hiring top-tier talent.

Change in Fiscal Year

In October 2021, the board of directors of Legacy Rigetti (the “Legacy Rigetti Board”) approved a change in fiscal year end from January 31 to December 31, effective December 31, 2021. As a result of this change, our fiscal year begins on January 1 and ends on December 31 of each year, starting on January 1, 2022. For fiscal year 2021, this covers a period of 11 months starting from February 1, 2021 and ending on December 31, 2021. See below “Result of Operations” regarding comparability of prior periods relating to the change in fiscal year.

Key Components of Results of Operations

Revenue

We generate revenue through our development contracts, as well as from our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications to assist customers in areas of business interest. QCaaS revenue is recognized on a ratable basis over the contract term or on a usage basis, which generally ranges from three months to two years. Revenue related to development contracts and other services is recognized as the related milestones are completed or over time, as the work required to complete milestones deemed probable of being met is completed. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

Cost of Revenue

Cost of revenue consists primarily of all direct and indirect cost associated with providing QCaaS offerings and development contracts and other services, including employee salaries and related taxes, bonuses, and benefit costs of program management and personnel associated with the delivery of goods and services to customers and sub-contract costs for work performed by third parties. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to providing the QCaaS offerings and development contracts and other services. Cost of revenue is expected to increase with any growth in revenues as we expand our operations, enhance our service offerings and expand our customer base.

Operating Expenses

Our operating expenses consist of sales and marketing, general and administrative and research and development expenses.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include compensation, employee benefits, stock-based compensation, outside consultant fees, facility costs, depreciation and amortization, materials and components purchased for research and development. We expect research and development expenses to increase as we invest in the enhancement of our product offerings. We do not currently capitalize any research and development expenditures.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation including stock-based compensation, employee benefits, outside consultant’s fees, travel and marketing promotion costs. We expect selling and marketing expenses to increase after we achieve narrow and broad quantum advantage, and subsequently enhance our service offerings, expand our customer base, and implement new marketing strategies.

General and Administrative

General and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs), professional service fees, and other general overhead costs other than those associated with providing QCaaS offerings and development contracts and other services. We expect our general and administrative expenses to increase as we continue to grow our business. We also expect to incur additional expenses as a result of operating as a public company.

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

Results of Operations

As described above in “—Change in Fiscal Year,” the board of Legacy Rigetti changed the fiscal year from January 1 to December 31, effective December 31, 2021. Accordingly, the fiscal year ended December 31, 2021 covers a period of 11 months from February 1, 2021 to December 31, 2021 (“fiscal year 2021”). Financial statements for the fiscal year ended December 31, 2022 include the 12 months ended December 31, 2022 (“fiscal year 2022”).

The comparability of our results of operations for fiscal year 2022 with fiscal year 2021 is affected by the change in fiscal year since fiscal year 2021 includes an 11-month period versus a 12-month period for fiscal year 2022. For comparability purposes, to supplement the discussion of our historical results of operations for fiscal year 2022 and comparative period in 2021, we have included a discussion of unaudited supplemental recast information for the 12 months ended December 31, 2021. The unaudited supplemental recast information for the 12-month period ended December 31, 2021 includes historical consolidated results of operations for fiscal year 2021 and one month of results of operations for January 2021.

All dollar amounts in tables, except share and per share amounts, are presented in thousands unless otherwise noted.

Year ended December 31, 2022 compared to 11 months ended December 31, 2021 and Supplemental Information – Year ended December 31, 2022 compared to Unaudited 12 months ended December 31, 2021

The following tables set forth our results of operations for fiscal year 2022 compared to fiscal year 2021 and supplemental information comparing fiscal year 2022 to the unaudited 12 month period ended December 31, 2021:

	Fiscal Year				Supplemental Information
	Year Ended December 31,	11 Months Ended December 31,	Year Ended December 31, 2022 versus 11 Months Ended December 31, 2021		Year Ended December 31,	12 Months Ended December 31,	Year Ended December 31, 2022 versus 12 Months Ended December 31, 2021
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
						(unaudited)	(unaudited)	(unaudited)
Revenue:	$13,102	$8,196	$4,906	60%	$13,102	$8,633	$4,469	52%
Cost of revenue	2,873	1,623	1,250	77%	2,873	1,770	1,103	62%

Total gross profit	10,229	6,573	3,656	56%	10,229	6,863	3,366	49%

Operating expenses:
Research and development	59,952	26,928	33,024	123%	59,952	28,798	31,154	108%
Sales and marketing	6,348	2,475	3,873	156%	6,348	2,557	3,791	148%
General and administrative	47,632	11,299	36,333	322%	47,632	13,094	34,538	264%
Goodwill impairment	5,377	—	5,377	nm *	5,377	—	5,377	nm *

Total operating expenses	119,309	40,702	78,607	193%	119,309	44,449	74,860	168%

Loss from operations	(109,080)	(34,129)	(74,951)	220%	(109,080)	(37,586)	(71,494)	190%

	Fiscal Year					Supplemental Information
	Year Ended December 31,	11 Months Ended December 31,	Year Ended December 31, 2022 versus 11 Months Ended December 31, 2021			Year Ended December 31,	12 Months Ended December 31,	Year Ended December 31, 2022 versus 12 Months Ended December 31, 2021
	2022	2021	$ Change	% Change		2022	2021	$ Change	% Change
							(unaudited)	(unaudited)	(unaudited)
Other (expense) income, net:
Interest expense	$(5,286)	$(2,465)	$(2,821)	114%		$(5,286)	$(2,465)	$(2,821)	114%
Interest income	2,433	10	2,423	nm	*	2,433	11	2,422	nm	*
Change in fair value of derivative warrant liabilities	22,132	(1,664)	23,796	nm	*	22,132	(1,664)	23,796	nm	*
Change in fair value of earn-out liability	19,207	—	19,207	nm	*	19,207	—	19,207	nm	*
Transaction cost	(927)	—	(927)	nm	*	(927)	—	(927)	nm	*
Other income (expense)	—	7	(7)	-100%		—	(23)	23	-100%

Total other income (expense), net	37,559	(4,112)	41,671			37,559	(4,141)	41,700
Net loss before provision for income taxes	(71,521)	(38,241)	(33,280)			(71,521)	(41,727)	(29,794)
Provision for income taxes	—	—	—			—	—	—

Net loss	$(71,521)	$(38,241)	$(33,280)			$(71,521)	$(41,727)	$(29,794)

*nm – not meaningful

Revenue

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Revenue increased $4.9 million, or 60%, to $13.1 million for the year ended December 31, 2022, up from $8.2 million for the 11 months ended December 31, 2021. The period over period increase was attributable to a $5.3 million increase in revenue from extension of three government contracts into year-two and year-three phases, a $0.7 million increase from a non-governmental QCaaS customer, and other increases in revenue from existing projects totaling $0.4 million. These increases were offset in part by a $0.9 million decrease in revenue from a U.S. government contract that is nearing completion and a $0.6 million decrease in revenue from other customers.

Our development contracts are fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in each quarter vary based on the delivery of the associated milestones and/or work performed. We expect to continue to generate the majority of our revenue from development contracts over at least the next several years and that revenue will vary in timing and size as we work to ramp up our QCaaS business for the longer term. There may be some near-term reduction in revenue as we align to our new strategy announced in February 2023.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

Revenue increased $4.5 million, or 52%, to $13.1 million for the year ended December 31, 2022, up from $8.6 million for the unaudited 12 months ended December 31, 2021. The period over period increase was primarily attributable to the reasons discussed in the section above, offset in part by one more month of activity in the 2021 comparison period. We earned $0.4 million of revenue in January 2021 which was included in the unaudited 12 months ended December 31, 2021.

Cost of Revenue

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Cost of revenue increased by $1.3 million, or 77%, to $2.9 million for the year ended December 31, 2022, as compared to $1.6 million for the 11 months ended December 31, 2021. The increase was mainly attributable to an increase in employee-related costs of $0.4 million and subcontractor costs of $0.9 million associated with specific projects and collaborative development contract services work with government agencies.

We expect subcontractor costs to increase and employee-related costs to decline in the near term as a result of the reorganization efforts, including the reduction in workforce, that we announced in February 2023. In addition, we have incurred and may continue to incur increased costs associated with equipment, system components and labor due to current global economic conditions, including inflation, labor shortages and supply conditions.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

Cost of revenue increased by $1.1 million, or 62%, to $2.9 million for the year ended December 31, 2022, as compared to $1.8 million for the unaudited 12 months ended December 31, 2021. The increase was mainly attributable to the reasons described in the section above and one more month in the 2021 comparison period. We incurred $0.2 million of employee-related costs in January 2021 which was included in the unaudited 12 month periods ended December 31, 2021.

Operating Expenses

Research and Development Expenses

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Research and development expenses increased by $33.0 million, or 123%, to $60.0 million for the year ended December 31, 2022, from $26.9 million for the 11 months ended December 31, 2021. The period over period increase was primarily attributable to the following factors and one less month of activity in the 2021 comparison period:

•

a $22.6 million increase in employee-related costs for the year ended December 31, 2022 due to an increase in headcount and resulting wage increase of $9.5 million, a $13.1 million increase in stock-based compensation expense, which includes annual refresh grants of restricted stock to employees in the year ended December 31, 2022 and a one-time cumulative recognition of previously deferred stock-based compensation expense of $1.6 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination in March 2022.

•

a $7.4 million increase associated with the ongoing and expanded investment in research and development efforts, including a $3.5 million increase in software subscription costs, a $2.0 million increase in depreciation, a $0.9 million increase in equipment spares and materials costs, a $0.3 million increase in other costs, a $0.4 million increase in other expenses relates to travel and meal costs, and a $0.3 million increase in consultant fees.

•

a $3.0 million increase in facility costs, including a $1.3 million one-time catch up for electricity usage at our Berkeley facility from February 2019 to December 31, 2021, which was an out-of-period adjustment; additional electricity usage of $0.7 million, and an increase in operating lease expense of $1.0 million due to an expansion of office space.

We expect research and development expenses to remain consistent during the next two years as a result of anticipated increase in expenses as we shift our focus to further developing the Ankaa-1 84-qubit system and improving performance with the anticipated Ankaa-2 84-qubit system, offset by our reorganization efforts announced in February 2023. Thereafter our plan is to shift to development of the anticipated Lyra 336-qubit system, working towards the goal of achieving narrow quantum advantage. We expect research and development expenses to increase as and if we near the point of achieving narrow quantum advantage. Our ability to limit research and development costs in the nearer term will be impacted by increasing costs for labor, including stock-based compensation expenses in order to attract and retain qualified personnel, equipment and component costs impacted by the current macroeconomic environment, including supply chain constraints, and labor shortages.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

Research and development expenses increased by $31.2 million, or 108%, to $60.0 million for the year ended December 31, 2022, from $28.8 million for the unaudited 12 months ended December 31, 2021. The increase was primarily attributable to the reasons discussed in the section above and one more month of expenses included in the 2021 comparison period specifically related to the following:

•	$1.6 million of employee-related costs, including $1.4 million for wages and $0.2 million for stock-based compensation expense.

•	$0.2 million of depreciation expense.

Sales and Marketing Expenses

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Sales and marketing increased $3.9 million, or 156%, to $6.3 million for the year ended December 31, 2022, from $2.5 million for the 11 months ended December 31, 2021. The period over period increase was primarily attributable to a $0.8 million increase in employee related costs, a $2.0 million increase in stock-based compensation of which $0.4 million was related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the close of the Business Combination in March 2022, a $1.1 million increase for consultants and other spending for sales development activities.

We expect selling and marketing expenses to marginally decrease or stay consistent during the next few years due to the reduction in workforce we implemented in February 2023 and other cost control efforts. We expect sales and marketing expenses to increase if and when we near the point of narrow quantum advantage.

Supplemental Information Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

Sales and marketing increased $3.8 million, or 148%, to $6.3 million for the year ended December 31, 2022, from $2.6 million for the unaudited 12 months ended December 31, 2021. The increase was primarily driven by the reasons discussed in the section above and one more month of activity in the 2021 comparison period.

General and Administrative Expenses

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

General and administrative expenses increased by $36.3 million, or 322%, to $47.6 million for the year ended December 31, 2022, from $11.3 million for the 11 months ended December 31, 2021.

The increase was attributable to the following factors:

•

a $27.9 million increase in stock-based compensation expense, including a one-time cumulative recognition of previously deferred stock-based compensation expense of $6.9 million related to the satisfaction of the liquidity condition with respect to outstanding stock units recognized as a result of the closing of the Business Combination.

•

a $7.8 million increase in other expenses, including $4.6 million in legal and accounting costs related to public company reporting requirements, investor relation costs, other software acquisition costs, and a $3.2 million increase in consultant costs.

•	a $2.7 million increase for directors’ and officers’ insurance and other office expenses attributable to a return to in-person office work related to the Covid-19 pandemic;

•	a $1.8 million increase for transaction bonuses awarded to employees in recognition of the closing of the Business Combination,

•

a $1.8 million increase in employee related costs as a result of operating as a public company and the build out of our information security team, including higher executive salaries and increased headcount.

•	a $0.5 million increase in depreciation expense.

These costs were partially offset by the gain in change in fair value of our Forward Warrant Agreement of $5.8 million which was entered into with Ampere in October 2021 as part of our strategic collaboration agreement.

We expect general and administrative expenses to decrease or stay consistent during the next few years due to the reduction in workforce we implemented in February 2023 and other efforts to control costs.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

General and administrative expenses increased by $34.5 million, or 264%, to $47.6 million for the year ended December 31, 2022, from $13.1 million for the unaudited 12 months ended December 31, 2021. The increase was attributable to the reasons described in the section above and one more month of activity in the 2021 comparison period.

The Company incurred the following costs totaling $1.8 million in January 2021 which were included in the unaudited 12 months ended December 31, 2021:

•

$0.5 million in other expenses including legal and accounting costs related to private company financing initiatives, audit, third party consulting services, preparing the company to go public and other software acquisition costs;

•	$0.5 million in employee related costs;

•	$0.3 million in other costs attributable to return to office work;

•	$0.2 million in depreciation;

•	$0.1 million in stock-based compensation expense.

•	$0.2 million in other costs

Goodwill impairment

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Goodwill impairment increased by $5.4 million for the year ended December 31, 2022, when compared to the 11 months ended December 31, 2021. We test for goodwill impairment on the first of November each year and at interim dates when indicators of impairment exist. When assessing goodwill for possible impairment, we first consider qualitative factors, including but not limited to macroeconomic conditions, industry and market considerations, our overall performance and events directly affecting us. It was noted during our annual goodwill impairment assessment on November 1, 2022 that the Company had experienced a sustained decline in stock price, however, we determined at that time that our goodwill was not impaired. Subsequently, our stock price continued to decline, resulting in a triggering event that required us to evaluate goodwill for possible impairment as of December 31, 2022. After adjusting the Company’s stock market capitalization for a control premium based on market comparable transactions, we determined that the fair value of the Company was less than its carrying value or stockholder’s equity, resulting in a non-cash goodwill impairment charge of $5.4 million for the year ended December 31, 2022.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

As the goodwill impairment occurred during the year ended December 31, 2022, the increase in impairment during the year ended December 31, 2022 as compared to the unaudited 12 months ended December 31, 2021 is related to the matter described in the above section.

Other Income (Expense), net

Interest Expense

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Interest expense was $5.3 million and $2.5 million for the year ended December 31, 2022 and the 11 months ended December 31, 2021, respectively. The increase in expense was a result of the Loan Agreement we entered into with Trinity Capital Inc. (“Trinity”) in March 2021 (as amended from time to time, the “Loan Agreement”). The period over period increase was a combination of the Federal Reserve increasing interest rates in response to inflation and a longer interest period during the year ended December 31, 2022. For the year ended December 31, 2022, interest expense was based on the overall borrowings under the Loan Agreement of $32.0 million with higher interest rates. For the 11 months ended December 31, 2021 interest expense reflected lower borrowings and interest rates, with borrowings ranging from $12.0 to $27.0 million.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

The increase in interest expense during the year ended December 31, 2022 as compared to the unaudited 12 months ended December 31, 2021 is related to the matter described in the above section. As the Loan Agreement was entered into in March 2021, no interest costs were incurred in January 2021.

Interest Income

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Interest income was $2.4 million and virtually nil for the year ended December 31, 2022, and the 11 months ended December 31, 2021, respectively. The increase in interest income was a result of the available-for-sales investments we hold and the increase in interest rates on deposits due to Federal Reserve rate increases. As of December 31, 2022, investment securities in our Trust Account consisted of $36.3 million in money market funds, $58.2 million in United States Treasury securities, $3.6 million in corporate bonds and $23.1 million in commercial paper. We earned interest on such investments. We did not hold available-for-sales investments and did not earn interest on such investments during the 11 months ended December 31, 2021.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

The period over period increase was attributable to the reasons explained in the section above and one more month of interest income recognized in the unaudited 12 months ended December 31, 2021.

Change in Fair Value of Warrant Liabilities

A discussion of change in fair value of warranty liabilities is included in Note 13 to our consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Earn-out Liability

A discussion of change in fair value of earn-out liability is included in Note 2, Sponsor Earn-Out Liability, to our consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K.

Transaction Costs

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

A portion of transaction costs arising from the Business Combination were allocated to liability-classified instruments that are subsequently measured at fair value through earnings. Transaction costs allocated to these instruments must be expensed as incurred. We incurred and expensed total transaction costs of $0.9 million allocated to liability-classified instruments for the year ended December 31, 2022. We did not incur any transaction costs for the 11 months ended December 31, 2021.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

As no transaction costs were incurred during the unaudited 12 months ended December 31, 2021, the increase in transaction costs during the year ended December 31, 2022 is related to the matter described in the section above.

Liquidity and Capital Resources

We have incurred net losses since inception, and experienced negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenues. During the year ended December 31, 2022, we incurred a net loss of $71.5 million. As of December 31, 2022, we had an accumulated deficit of $278.7 million, and we expect to incur additional losses for the foreseeable future. In connection with the closing of the Business Combination on March 2, 2022, we received net proceeds of $225.6 million. We believe that our existing balances of cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the continuing effects of COVID-19 pandemic, disruptions in banking systems, international conflicts and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the continuing effects of the COVID-19 pandemic and macroeconomic conditions could materially affect our business and the value of our securities.

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

We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our Loan Agreement with Trinity, our arrangements with Ampere, our committed equity financing with B. Riley, and other potential securities financings or other capital sources, including development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the use of our committed equity financing with B. Riley, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” included in this Annual Report on Form 10-K.

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

Loan and Security Agreement

On March 10, 2021, we entered into the Loan Agreement with Trinity for term loans with a principal amount of $12.0 million, bearing an interest rate at the greater of 7.5% plus the prime rate published by the Wall Street Journal or 11.0%. In addition, we are required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The term loans under the Loan Agreement are secured by all of our assets. The Loan Agreement contains customary representations, warranties and covenants, but does not include any financial covenants. The negative covenants include restrictions on the ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions. In connection with entry into the Loan Agreement, we issued a warrant to purchase shares of our Common Stock to Trinity. The Guarantor of the loan is Rigetti Holdings, Inc. and the loan is secured by substantially all of our assets.

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

In January 2022, we entered into the third amendment to the Loan Agreement to increase the debt commitment by $5.0 million to $32.0 million. The amendment allows us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. Other modifications per the amendment included an extension of the requirement to raise an additional $75.0 million of equity and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of December 31, 2022, the total principal amount outstanding under the Loan Agreement was approximately $30.7 million. We use borrowings under the Loan Agreement for working capital purposes.

The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Annual Report on Form 10-K, we are in compliance with all covenants under the Loan Agreement.

Our cash commitments as of December 31, 2022 were primarily as follows:

	Total	Short-Term	Long-Term
Financing obligations	$30,709	$9,491	$21,218
Estimated cash interest on financing obligations	4,683	1,447	3,236
Operating lease obligations	12,839	2,422	10,417

Total	$48,231	$13,360	$34,871

Financing obligations consist of cash principal payments related to the Loan and Security Agreement and are presented gross. These balances on the consolidated balance sheet are presented net of issuance costs. Estimated cash interest on financing obligations are based on the interest rate on the Loan and Security Agreement as of February 2023 of 15.25%. Operating lease obligations consist of obligations under non-cancelable operating leases for our offices and facilities. The cash requirements in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Summary of Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year			Supplemental Information
	Year Ended December 31,	11 Months Ended December 31,	Year Ended December 31, 2022 versus 11 Months Ended December 2021	Year Ended December 31,	12 Months Ended December 31,	Year Ended December 31, 2022 versus 12 Months Ended December 2021
	2022	2021	$ Change	2022	2021	$ Change
					(Unaudited)	(Unaudited)
Net cash used in operating activities	$(62,689)	$(29,044)	$(33,645)	$(62,689)	$(30,642)	$(32,047)
Net cash used in investing activities	(107,024)	(7,008)	(100,016)	(107,024)	(7,354)	(99,670)
Net cash provided by financing activities	215,454	25,583	189,871	215,454	25,601	189,853

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

Year ended December 31, 2022 vs. 11 months ended December 31, 2021

Net cash used in operating activities increased by $33.6 million, or 116%, when comparing the year ended December 31, 2022 to the 11 months ended December 31, 2021. The increase in spending was primarily due to:

•

an increase in headcount and payroll related costs of $20.8 million as a result of investments in research and development efforts combined with upgrading internal and external resources to operate as a public company including a one-time bonus related to the business combination of $2.1 million;

•	a $6.3 million increase in legal and accounting costs related to enhanced public reporting requirements, investor relation costs, and other software acquisition costs;

•	a $3.3 million prepayment of insurance premiums for directors and officers liability insurance;

•	$2.8 million in additional interest costs related to increased borrowing amounts associated with the Loan Agreement; and

•	transaction costs of $1.0 million incurred in connection with the closing of the Business Combination.

Net cash used in operating activities during the year ended December 31, 2022 was $62.7 million, resulting primarily from a net loss of $71.5 million, adjusted for non-cash charges of $11.2 million. These non-cash charges were partially offset by changes in operating assets and liabilities during the period. Changes in operating assets and liabilities accounted for $2.3 million of cash used in operations. The changes primarily consisted of an increase in accounts receivable of $4.7 million; an increase in prepaid and current assets of $1.1 million; a decrease in accounts payable of $0.7 million, and a decrease in other liabilities of $0.3 million; offset by an increase in accrued expenses and other current liabilities of $4.5 million.

Net cash used in operating activities during the 11 months ended December 31, 2021 was $29.0 million, resulting primarily from a net loss of $38.2 million, adjusted for non-cash charges of $9.0 million. Changes in operating assets and liabilities accounted for $0.2 million of cash provided by operations, which primarily consisted of an increase in prepaid and current assets of $0.3 million; an increase in deferred revenue of $0.5 million, an increase in accounts receivable of $1.1 million, offset by an increase in accounts payable, accrued expenses and other liabilities of $1.1 million.

In connection with the reorganization efforts announced in February 2023, we transitioned to a newly appointed CFO and CTO and are implementing a workforce reduction in order to focus the organization and its resources on nearer-term strategic priorities. As a result of the reorganization, we expect to incur costs related to management transition, and reduce operating expenses in activities outside of focus areas in the nearer term and prioritize cash resources.

Supplemental Information - Year ended December 31, 2022 vs. Unaudited 12 months ended December 31, 2021

Net cash used in operating activities increased by $32.0 million, or 105%, when comparing the year ended December 31, 2022 to the unaudited 12 months ended December 31, 2021. The increase in spending was primarily due to reasons explained in the section above.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was $107.0 million, resulting from the addition of $22.7 million in property and equipment and the addition of $84.3 million in available-for-sale securities. Investments in property and equipment during this period relate primarily to process computing equipment, quantum computing fridges, and development tools for our chip fabrication facility. Investments in available-for-sale securities consist of U.S Treasury securities, commercial paper, and corporate bonds that have a maturity of one year or less.

Net cash used in investing activities during the 11 months ended December 31, 2021, and unaudited 12 months ended December 31, 2021 was $7.0 million and $7.4 million, respectively, and is attributable to additions to property and equipment.

Net cash used in investing activities during the year ended December 31, 2022, increased by $100.0 million and $99.6 million compared to the 11 months and unaudited 12 months ended December 31, 2021, respectively, largely as a result of increased investment in available-for-sale securities and research and development infrastructure, including additional investments for electricity upgrades. Investments in our Fab 1 facility and quantum computing fridges will continue to be made to the extent necessary to support our new strategic direction referred to above.

Cash Flows provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was $215.5 million, reflecting proceeds of $225.6 million from the Business Combination and PIPE Investment net of transaction costs, additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Loan Agreement, less principal payments of $1.3 million, debt issuance costs and exit fees totaling $1.1 million; and proceeds from issuance of Common Stock upon exercise of stock options and warrants of $6.1 million.

Net cash provided by financing activities was the same for the 11 months ended December 31, 2021 and unaudited 12 months ended December 31 2021 for a total of $25.6 million, mainly reflecting proceeds from the issuance of debt totaling $27.0 million less cash payments for debt issuance costs of $0.3 million, proceeds from issuance of Common Stock upon exercise of stock options and warrants for a total $0.3 million, and payment of deferred offering costs of $1.5 million.

Net cash provided by financing activities during the year ended December 31, 2022 increased by $189.9 million as compared to both the 11 months and unaudited 12 months ended December 31, 2021, largely from the close of the Business Combination and PIPE Investment net of transaction costs, and additional proceeds from the issuance of debt and warrants during the year ended December 31, 2022. We expect to continue finance our cash needs primarily through our arrangements with Ampere, our committed equity financing with B. Riley, and other potential securities financings or capital sources.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions that affect revenue and expenses during the reporting periods. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the Notes to our consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K, we believe the following critical accounting policies and estimates are most important to understanding and evaluating our reported financial results.

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

The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, we recorded the Private Warrants as liabilities in the consolidated balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date. The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario in which there is not an effective registration statement, the warrant holders have a cap, 0.361 shares of Common Stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise.

Subsequent to the separate listing and trading of the Public Warrants, the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using a Monte Carlo Pricing Model.

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. As of December 31, 2022, the fair value of the Private Warrants decreased to $1.1 million, with the gain on the change in fair value of derivative warrant liabilities recorded in the consolidated statements of operations for the year ended December 31, 2022.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of December 31, 2022, the fair value of the Public Warrants decreased to $0.7 million with the gain on the change in fair value of derivative warrant liabilities recorded in the consolidated statements of operations for the year ended December 31, 2022.

Other Derivative Warrant Liabilities

We currently do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”) at the initial recognition date.

Other than the Public and Private Warrants noted above, we also issued a total of 783,129 Common Stock warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized the Black-Scholes model to determine the inception date fair value of the warrants of approximately $2.7 million which was recorded as part of Debt Issuance Cost. The outstanding Common Stock warrants were subsequently remeasured at each reporting period using the Black-Scholes model with the change in fair value recorded as a component of other income in the Company’s consolidated statements of operations.

On June 2, 2022, the 783,129 Common Stock warrants that were issued in connection with the Loan Agreement were exercised and the $6.4 million warrant liability was reclassified to equity. We recorded a loss of $2.0 million from the change in the fair value of the warrant liability for the year ended December 31, 2022.

Earn-Out Liability

At Business Combination Closing, Supernova Sponsor subjected certain shares (“Sponsor Vesting Shares”) of Common Stock held by Supernova Sponsor and its permitted transferees (the “Sponsor Holders”) to forfeiture and vesting as of the Closing if thresholds related to the weighted average price of Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited.

The Sponsor Vesting Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor Holders include outcomes that are not solely indexed to our Common Stock. The aggregate fair value of the Sponsor Vesting Shares at the time of the Business Combination Closing was estimated using a Monte Carlo simulation model and was determined to be $20.4 million.

As of December 31, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $1.2 million. The change in the fair value of $19.2 million is included in change in fair value of earn-out liability in the consolidated statements of operations for the year ended December 31, 2022.

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

On June 30, 2022, pursuant to the Warrant Subscription Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock, provided that if the listing has not occurred by the second anniversary of the warrant subscription agreement, Ampere is not obligated to make the additional payment and we are not obligated to issue the warrants. The warrant subscription agreement further provides that we will use commercially reasonable efforts to file a registration statement to register the resale of the shares issued or issuable pursuant to the warrant and upon such payment the warrant will vest and be exercisable by Ampere with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant. We filed such registration statement and it became effective in the year ended December 31, 2022.

We evaluated the Forward Warrant Agreement as a derivative in accordance with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of December 31, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies specified in the agreement. Based on these inputs and assumption, we calculated the fair value of the Forward Warrant Agreement to be a $2.2 million derivative asset at December 31, 2022 and a $0.2 million derivative liability at December 31, 2021. We have included the derivative asset separately as a forward contract asset and the derivative liability as a forward contract liability in the accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. The change in fair value is recorded as part of general and administrative expense in our consolidated statements of operations.

Revenue Recognition

Revenue consists primarily of our contracts that provide access to Rigetti quantum computing systems, collaborative research services, professional services, and the sale of custom quantum computing components. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (i.e., quantum computing subscriptions) is recognized on a ratable basis over the subscription term, which can range from three months to two years. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. Revenue related to collaborative research services and professional services is recognized over time based on completed milestones or hours or costs incurred as appropriate. Revenue for partially completed milestones deemed probable of being met is recognized using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the milestone. Revenue related to cost share contracts is recognized as the reimbursable costs are incurred. For Fixed price Milestone based contracts, revenue is recognized based on the input measure explained above as control is expected to transfer over the time period a milestone is completed. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of 18 months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exists. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified. These revisions may impact the overall progress related to transfer of control and therefore, result in either increases or decreases in revenues as well as increase or decreases in fulfillment costs and contract margins. In accordance, with ASC No. 250, Accounting Changes and Error Corrections, any changes in estimates are reflected in our consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.

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

Goodwill Impairment Review

In December 2022, we tested our goodwill for impairment. See Note 5 – Goodwill of our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K for additional information on how the impairment was measured. We have determined that the Company is a single reporting unit. As such, management estimated the fair value of the Company based on its market capitalization as of December 31, 2022, as adjusted for a control premium based on recent market comparable transactions.

Based on our analysis, we determined that the carrying value of the Company (stockholder’s equity) exceeded its fair value. As a result, we recorded a non-tax-deductible goodwill impairment charge of $5.4 million for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Following the Business Combination, we still qualify as an emerging growth company and plan to take advantage of the extended transition period that emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, the last day of our first fiscal year following the fifth anniversary of the completion of SNII’s initial public offering, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.24 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule12b- of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses described below.

We are adding additional controls over the review of complex financial instrument valuations and the year-end close process, which are still being implemented, as well as technical accounting resources. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to the material weaknesses and the additional procedures that we performed, management has concluded that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP; however, the material weaknesses could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements, and certain of the material weaknesses did result in errors in the financial statements and related disclosures as described below for the quarters ended March 31, 2022 and June 30, 2022, which we restated in 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on March 2, 2022, pursuant to which Supernova acquired Legacy Rigetti. Prior to the Business Combination, Supernova was a

special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as the operations prior to the business combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2022.

Material Weaknesses

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

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liability and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022 through a restatement of previously filed financial statements for such periods.

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to complex financial instruments. This material weakness continued to exist as of December 31, 2022 due to the reasons described above and due to the shorter period of time that has elapsed since the identification of the additional errors in prior periods related to the material weakness discussed above.

Additionally, in connection with the preparation of the financial statements for the year ended December 31, 2022 appearing elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, and a lack of timely review over the financial statement close process. We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the business combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

Remediation Plan

Our remediation plan related to the material weakness over the accounting for complex financial instruments includes:

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

Our remediation plan related to the material weakness over our overall closing and financial reporting processes includes:

•

hiring sufficient personnel with technical accounting and financial reporting experience to augment our current staff, to achieve appropriate segregation of duties and to improve the effectiveness of our closing and financial reporting processes; and

•

implementing improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures, including the assessment of more judgmental areas of accounting.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weaknesses. These material weaknesses will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses described above will continue to exist. Management will monitor the progress of the remediation plan and report regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weakness or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control over Financial Reporting

For the three months ended December 31, 2022 other than the material weaknesses and remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Item 9B.	Other Information.

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS AND EXECUTIVE OFFICERS

The brief biographies below include information, as of March 27, 2023, regarding the specific and particular experience, qualifications, attributes and skills for each member of our board of directors.

Name	Age	Position
Executive Officers
Subodh Kulkarni	58	President, Chief Executive Officer and Director
Jeff Bertelsen	60	Chief Financial Officer
Rick Danis	53	General Counsel and Corporate Secretary
David Rivas	62	Chief Technology Officer

Non-Employee Directors
Alissa Fitzgerald	53	Director
Ray Johnson	67	Director
David Cowan	57	Director
Cathy McCarthy	75	Director
Michael Clifton	43	Director
H. Gail Sandford	59	Director

Executive Officers

Subodh Kulkarni. Dr. Subodh Kulkarni has served as President, Chief Executive Officer and director of Rigetti since December 2022. Dr. Kulkarni previously served as president, chief executive officer, and member of the board of directors of CyberOptics Corporation (“CyperOptics”), a developer and manufacturer of high precision sensors and inspection systems for the semiconductor and electronics industry. He held these roles from 2014 until CyberOptics was acquired by Nordson Corporation in November 2022. Prior to CyberOptics, Dr. Kulkarni was chief executive officer of Prism Computational Sciences, a developer of software tools for scientific and commercial applications in the semiconductor industry. Earlier in his career, he held additional leadership positions, including chief technology officer and senior vice president of OEM/Emerging business, global commercial business, R&D and manufacturing at Imation, a global scalable storage and data security company. Dr. Kulkarni began his career in research and management positions with 3M Corporation and IBM. He received his B.S. in chemical engineering from the Indian Institute of Technology, Mumbai, and later obtained a M.S. and Ph.D. in chemical engineering from MIT. Dr. Kulkarni currently serves on the board of directors of KeyTronic Corporation (Nasdaq: KTCC), an electronics manufacturing services company, as well as chairman of the board of directors of Prism Computational Sciences. We believe Dr. Kulkarni is well qualified to serve on our Board because of his prior leadership and officer positions at technology and software companies.

Jeff Bertelsen. Mr. Bertelsen was most recently Chief Financial Officer and Chief Operating Officer of CyberOptics Corporation, a developer and manufacturer of high precision sensors and inspection systems for the semiconductor and electronics industry. Mr. Bertelsen joined CyberOptics as Vice President—Finance and Chief Financial Officer in 2005. In February 2014, Mr. Bertelsen was appointed Chief Operating Officer of CyberOptics, and also retained his positions as Vice President—Finance and Chief Financial Officer. Mr. Bertelsen was also appointed Secretary of CyberOptics in February 2016. Before joining CyberOptics, Mr. Bertelsen held various positions with Computer Network Technology Corporation, a provider of storage networking equipment and solutions (“CNT”), as Vice President, Finance, Corporate Controller and Treasurer and Assistant Secretary. Prior to joining CNT, Mr. Bertelsen was a Certified Public Accountant with KPMG LLP.

Rick Danis. Mr. Danis has served as General Counsel and Corporate Secretary of Rigetti since immediately following the consummation of the Business Combination and served as Legacy Rigetti’s General Counsel and Corporate Secretary from July 2019 until the consummation of the Business Combination. Prior to joining Legacy Rigetti, Mr. Danis served as Chief Legal Officer and corporate secretary at Kymeta Corporation from May 2018 to July 2019. Mr. Danis also served as Senior Vice President and Assistant General Counsel at Funko from December 2017 to May 2018 and as General Counsel and Corporate Secretary at publicly traded Rightside Group, Ltd. from August 2014 until August 2017. In addition, Mr. Danis has served as a director on the board of F3 Nation, Inc. since January 2020. In all, Mr. Danis has over 25 years of experience practicing law, almost exclusively in-house at technology companies. Mr. Danis received a B.B.A. in accounting from Ohio University and a J.D. from DePaul University College of Law.

David Rivas. Mr. Rivas has served as Chief Technology Officer since February 2023 and previously was Senior Vice President, Systems and Services at Rigetti since March 2019, where he oversaw the engineering and operations of Rigetti’s Quantum Cloud Services platform. Mr. Rivas served as Vice President Engineering at Bolt Threads from March 2017- February 2018. He served as President and COO and later as CEO of Stage 3 Systems from 2013-2015. He held several roles at Nokia from 2007-2012 including Vice President, Emerging Products and Vice President, Product & Technology Management. From October 2003- February 2006 he served as Chief Technology Officer - Client Systems Group at Sun Microsystems. He holds a B.S. and M.S. in electrical and computer engineering, both from the University of California, San Diego.

Non-Employee Directors

Alissa M. Fitzgerald. Dr. Fitzgerald has served as a member of the Board since March 2022 and previously served as a member of the Legacy Rigetti Board from April 2018 until the consummation of the Business Combination. She has also served as the Chief Executive Officer and Managing Member of A.M. Fitzgerald & Associates, LLC, a consulting services firm for micro electromechanical systems (MEMS) product development and technology since 2003. She had previously worked in engineering or management positions at several technology companies. She currently serves as a member of the board of directors of Transducer Research Foundation since 2016 and served as a board director for the MEMS Industry Group (MIG) from 2008 to 2014. Dr. Fitzgerald received a PhD. in aeronautics and astronautics from Stanford University and an M.S. and B.S. in aeronautics and astronautics from the Massachusetts Institute of Technology. We believe Dr. Fitzgerald is qualified to serve as a member of the Board because of her extensive experience as a senior executive and substantial knowledge in semiconductor and electronics technology.

Dr. Ray O. Johnson. Dr. Johnson has served as a member of the Board since March 2022 and previously served as a member of the Legacy Rigetti Board from August 2019 until the consummation of the Business Combination. He has served as Chief Executive Officer of the Technology Innovation Institute since August 2021, and also has served as Operating Partner at Bessemer Venture Partners since July 2020, after joining Bessemer Venture Partners as an Executive In Residence in June 2015. Prior to that, Dr. Johnson served as Senior Vice President and Chief Technology Officer of the Lockheed Martin Corporation from July 2006 to February 2015. He also served as Senior Vice President and Chief Operating Officer of Modern Technology Solutions, Inc. from June 2005 to July 2006 and as Senior Vice President and Business Unit General Manager at SAIC from January 1996 to June 2005. Dr. Johnson is also a member of the board of directors of Xanadu Quantum Technologies. Dr. Johnson received a B.S. in electrical engineering from Oklahoma State University and a PhD. and M.S. in electrical engineering from the U.S. Air Force Institute of Technology. We believe Dr. Johnson is qualified to serve as a member of the Board because of his integral involvement in the technology industry, generally, and management roles at global venture capital firms.

David Cowan. Mr. Cowan has served as a member of the Board since March 2022 and previously served as a member of the Legacy Rigetti Board from April 2021 until the consummation of the Business Combination. Mr. Cowan is a partner at Bessemer Venture Partners, a venture capital investment firm. Mr. Cowan is or has been a member of the board of directors of a number of portfolio companies of Bessemer Venture Partners, including Xanadu Quantum Technologies. Mr. Cowan is also a member of the board of directors of Rocket Lab USA, Inc. Mr. Cowan holds an A.B. in Computer Science and Mathematics from Harvard University and an MBA from Harvard Business School. We believe Mr. Cowan is qualified to serve as a member of the Board because of his integral involvement in the technology industry, generally, and his experience in the venture capital industry.

Cathy McCarthy. Ms. McCarthy has served as a member of the Board since March 2022 and, has served as Chair of the Board since July 15, 2022. Ms. McCarthy previously served as a member of Legacy Rigetti Board from July 2021 until the consummation of the Business Combination. Ms. McCarthy is currently President and CEO of Cross Tack Consulting, a strategy consulting firm. Ms. McCarthy previously served as Chief Executive Officer and as Chief Financial Officer of SM&A, a publicly traded company specializing in business capture and program services support services to government contractors. Ms. McCarthy served on the board of directors, compensation committee and audit committee of Solta Medical, Inc., prior to its merger with Valeant Pharmaceuticals International, Inc. She currently serves as a board member and audit committee chair of the Middleby Corporation, a publicly-traded leader in the foodservice equipment industry. Ms. McCarthy began her career at Mellon Bank, N.A., where she was Vice President of several lending departments and was responsible for oversight of highly leveraged and distress assets. We believe Ms. McCarthy is qualified to serve as a member of the Board because of her extensive experience and prior public board and audit committee experience.

Michael Clifton. Mr. Clifton has served as a member of the Board since March 2022 and previously served as the Chief Financial Officer and a director of Supernova since its inception. Mr. Clifton currently serves as a Partner at Falfurrias Management where he helps lead Falfurrias Growth Partners. Prior to that, he was Chief Financial Officer and/or a director of Supernova Partners Acquisition Company I Inc. and Supernova Partners Acquisition Company III Ltd. Prior to that he was a senior investment professional at The Carlyle Group from 2010 to 2020 as a member of its flagship U.S. Buyout team where he helped lead Carlyle’s investing activities in the technology and business services sectors. During his tenure he worked on transactions involving companies in multiple sectors, including enterprise software, financial technology, semiconductors, and IT services. He has served on four private boards and has been a board observer of a public company. Over his career, Mr. Clifton has been involved in several leveraged buyouts, growth investments, and carve-outs. Mr. Clifton has substantial public market experience and has helped lead the public offerings of three companies. Prior to joining Carlyle, Mr. Clifton worked at two middle market private equity firms, as well as in the M&A group of Bank of America Securities. He earned a Bachelor of Arts, cum laude, in classics from Davidson College, and an MBA with High Distinction from the Harvard Business School where he was a Baker Scholar. We believe Mr. Clifton is qualified to serve on the Board due to his corporate finance experience and experience investing in technology companies, including semiconductor businesses.

H. Gail Sandford. Ms. Sandford has served as a member of the Board since March 2022. Currently Ms. Sandford holds the position as Principal Director, Business Transformation Office at The Aerospace Corporation. Prior to joining The Aerospace Corporation, Ms. Sandford served as Chief Operations Officer of Recros Medica, an aesthetic medical device startup from 2017 to 2022, and as Chief Operations Officer of PFMG Solar, a leading solar developer in the municipal and school market from 2011 to 2017. Previously, Ms. Sandford served as Vice President at SM&A, a publicly traded consulting firm specializing in business capture and program support services for clients in aerospace, defense, homeland security, and information services, and as Director of Proprietary Programs at Boeing, where she led a program to deliver a novel classified space system. Ms. Sandford holds a B.S. in physics from North Georgia College, an M.S. in engineering from The George Washington University, and an MBA from the University of Southern California. We believe Ms. Sandford is qualified to serve on the Board due to her experience in managing large, complex technical programs and her significant government contract experience.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition

Our business and affairs are organized under the direction of the Board. The Board will meet on a regular basis and additionally as required.

In accordance with the terms of the Bylaws, the Board may establish the authorized number of directors from time to time by resolution. The Board consists of seven members. In accordance with the Certificate of Incorporation, the Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The Board is divided among the three classes as follows:

•	the Class I directors are Subodh Kulkarni, Ray Johnson and H. Gail Sandford, and their terms will expire at the annual meeting of stockholders to be held in 2023;

•	the Class II directors are Alissa Fitzgerald and David Cowan, and their terms will expire at the annual meeting of stockholders to be held in 2024; and

•	the Class III directors are Cathy McCarthy and Michael Clifton and their terms will expire at the annual meeting of stockholders to be held in 2025.

As nearly as possible, each class will continue to consist of one-third of the directors.

The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations with respect to independence are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Based on information provided by each director concerning his or her background, employment and affiliations, the Board determined that none of our directors, other than Mr. Kulkarni, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of our directors, other than Mr. Kulkarni, is “independent” as that term is defined under the Nasdaq listing standards. In addition, our Board previously determined that Peter Pace, who served as a director and chair of the Board during 2022, including as a member of the audit committee and the compensation committee, and resigned effective July 2022, was “independent” as that term is defined under the Nasdaq listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with Rigetti and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of securities of Rigetti by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Person Transactions.” The Board also determined that each member of our Audit, Compensation and Nominating and Corporate Governance Committees satisfies the independence standards for such committees established by the SEC and the Nasdaq listing standards, as applicable.

Role of the Board in Risk Oversight/Risk Committee

One of the key functions of the Board is the informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Board’s audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Board’s audit committee also monitors compliance with legal and regulatory requirements and assesses cybersecurity risks, including through its standing subcommittee focused on cybersecurity. The Board’s compensation committee also assesses and monitor whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Committees of the Board

The Board adopted a charter for each of its committees, which comply with the applicable requirements of current SEC and Nasdaq rules. We intend to comply with future requirements to the extent applicable. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

The audit committee consists of Cathy McCarthy, H. Gail Sandford, Alissa Fitzgerald and Michael Clifton, each of whom the Board has determined satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of the audit committee is Ms. McCarthy. The Board has determined that Ms. McCarthy is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the audit committee include:

•	oversee our accounting and financial reporting processes, systems of internal control, financial statement audits and the integrity of our financial statements;

•

manage the selection, engagement terms, fees, qualifications, independence, and performance of the registered public accounting firms engaged as our independent outside auditors for the purpose of preparing or issuing an audit report or performing audit services (the “Auditors”);

•	maintain and foster an open avenue of communication with our management, internal audit group (if any) and Auditors;

•	review any reports or disclosures required by applicable law and stock exchange listing requirements;

•	oversee the design, implementation, organization and performance of our internal audit function (if any);

•	help our Board oversee our legal and regulatory compliance, including risk assessment;

•	oversee our technology security and data privacy programs;

•	prepare the audit committee report required by the SEC to be included in our annual proxy statement, and

•	provide regular reports and information to the Board.

Compensation Committee

The compensation committee consists of Ray Johnson and Michael Clifton. The chair of the compensation committee is Mr. Clifton. The Board has determined that each member of the compensation committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the compensation committee is to discharge the responsibilities of the Board in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

•	help the Board oversee our compensation policies, plans and programs with a goal to attract, incentivize, retain and reward top quality executive management and employees;

•	review and determine the compensation to be paid to our executive officers and directors;

•

when required, review and discuss with management our compensation disclosures in the “Compensation Discussion and Analysis” section of our annual reports, registration statements, proxy statements or information statements filed with the SEC;

•	when required, prepare and review the Committee report on executive compensation included in our annual proxy statement; and

•	review and ensure our talent management strategies are aligned to best practices and ensure we attract, retain and develop top talent.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Alissa Fitzgerald, H. Gail Sandford, and David Cowan. The chair of the nominating and corporate governance committee is Ms. Sandford. The Board has determined that each member of the nominating and corporate governance committee is independent under the Nasdaq listing standards.

Specific responsibilities of the nominating and corporate governance committee include:

•	help the Board oversee our corporate governance functions and develop, update as necessary and recommend to the Board the governance principles applicable to Rigetti;

•	identify, evaluate and recommend and communicate with candidates qualified to become Board members or nominees for directors of the Board consistent with criteria approved by the Board; and

•	make other recommendations to the Board relating to the directors of Rigetti.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of Rigetti. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of the Board or compensation committee.

Code of Business Conduct and Ethics

The Board adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers and directors. The Code of Conduct is available at the investors section of our website at https://www.rigetti.com/investor-information. Information contained on or accessible through the website is not a part of this prospectus, and the inclusion of the website address in this prospectus is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on our website at the above location to the extent required by applicable rules and exchange requirements, including in order to satisfy Item 5.05 of Form 8-K. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this prospectus.

Corporate Governance Guidelines

Our Board has adopted the Rigetti Computing, Inc. Corporate Governance Guidelines for the conduct and operation of the Board in order to give directors a flexible framework for effectively pursuing our objectives for the benefit of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and management succession planning and board committees and compensation. The Corporate Governance Guidelines are available in the investors section of our website at https://www.rigetti.com/investor-information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who beneficially own more than 10% of the outstanding shares of our common stock to report to the SEC their initial ownership of our common stock and any subsequent changes in that ownership.

Based solely on our review of such reports filed electronically with the SEC and written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2022, we believe that all Section 16(a) filing requirements applicable to such persons were met in a timely manner, except that Ms. McCarthy, one of our directors, failed to timely file a Form 4 with respect to one transaction in shares of our common stock during the reporting period.

Limitation on Liability and Indemnification of Directors and Officers

The Certificate of Incorporation limits a directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s duty of loyalty to the corporation or our stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Bylaws provide that the Company will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, the Company entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require the Company to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Charter and Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

Unless the context otherwise requires, any reference in this section of this prospectus to “Rigetti,” “we,” “us,” “our” or “the Company” refers to Legacy Rigetti and its consolidated subsidiaries prior to the consummation of the Business Combination and to Rigetti and its consolidated subsidiaries following the Business Combination.

For the fiscal year ended December 31, 2022 (“fiscal year 2022”), our named executive officers were:

•	Subodh Kulkarni, Current President and Chief Executive Officer;

•	Rick Danis, Rigetti’s Former Interim President and Chief Executive Officer;

•	Chad Rigetti, Former President and Chief Executive Officer;

•	Brian Sereda, Former Chief Financial Officer;

•	Michael Harburn, Former Chief Technology Officer; and

•	Taryn Naidu, Former Chief Operating Officer

Mr. Kulkarni joined Rigetti as President and Chief Executive Officer in December 2022 and was not a named executive officer for fiscal year 2021. On November 12, 2022, the board accepted the resignation of Dr. Rigetti as the Company’s President and Chief Executive Officer and appointed Rick Danis as the Interim President and Chief Executive Officer. Dr. Rigetti continued as a director and non-executive employee of Rigetti until December 15, 2022. On February 9, 2023, Mr. Harburn’s employment with Rigetti ended and Mr. Sereda ceased serving as Chief Financial Officer of Rigetti. On April 18, 2022, Mr. Naidu’s employment with Rigetti terminated. Dr. Rigetti, Mr. Sereda and Mr. Naidu were also named executive officers for the 11-months ended December 31, 2021 (“fiscal year 2021”).

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2021 and December 31, 2022:

Name, Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Subodh Kulkarni(7)	2022	16,619	—	—	1,527,975	—	—	1,544,594
President and CEO
Rick Danis(8)	2022	393,962	460,309	2,220,086	—	—	2,352	3,076,709
Former Interim President and CEO, General Counsel and Secretary
Chad Rigetti(9)	2022	411,053	402,350	36,454,550	—	—	168,957	37,436,910
Former President and CEO	2021	320,833	1,300	2,998,877	—	56,000	584	3,377,594
Brian Sereda(10)	2022	344,080	25,000	768,694	—	—	384	1,138,158
Former Chief Financial Officer	2021	121,875	75,000	3,010,271	—	19,500	160	3,226,806
Michael Harburn(11)	2022	329,659	—	2,335,189	—	—	384	2,665,232
Former Chief Technology Officer
Taryn Naidu(12)	2022	329,659	400,000	2,335,189	—	—	384	3,065,232
Former Chief Operating Officer	2021	258,098	—	1,378,794	—	45,540	4,343	1,686,775

(1)	Salary amounts represent actual amounts earned during fiscal year 2022. See “Narrative Disclosure to Summary Compensation Table—Base Salaries” below.

(2)	This column reflects amounts awarded as discretionary bonuses in 2022. See “Narrative Disclosure to Summary Compensation Table—Bonuses” below.
(3)

This column reflects the aggregate grant date fair value of the transaction stock awards and restricted stock units granted to the named executive officer during fiscal year 2022 and fiscal year 2021 under the 2013 Plan and 2022 Plan. The aggregate grant date fair value is computed in accordance with ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(4)

This column reflects the aggregate grant date fair value of the option awards granted during fiscal year 2022 computed in accordance with ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. The amounts reported for 2022 for Mr. Kulkarni include the aggregate grant-date fair value of a time-vesting option awarded to the Mr. Kulkani in December 2022, calculated in accordance with Topic 718. Mr. Kulkani was also granted a performance-vesting option in December 2022 that is subject to time-based vesting and performance conditions as defined under applicable accounting standards.

(5)

See “—Narrative to Summary Compensation Table—Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program for fiscal year 2021 pursuant to which this compensation was awarded. The amounts shown for non-equity incentive plan compensation represent amounts earned for the fiscal years presented, whether or not actually paid during such year.

(6)

This column reflects the aggregate value of other categories of payment, consisting of (i) for Mr. Danis, $384 for life insurance premiums for fiscal year 2022, and $1,968 for professional membership fees for fiscal year 2022; (ii) Dr. Rigetti, $584 for life insurance premiums for each of fiscal year 2022 and fiscal year 2021, respectively, and $168,957 for reimbursement for legal fees paid in connection with negotiation of separation from the Company in fiscal year 2022; (iii) for Mr. Sereda, $384 and $160 for life insurance premiums for fiscal year 2022 and fiscal year 2021, respectively; (iv) for Mr. Harburn, $384 for life insurance premiums for fiscal year 2022; and (v) for Mr. Naidu, $384 and $552 for life insurance premiums for fiscal year 2022 and fiscal year 2021, respectively, and $3,791 for professional membership fees for fiscal year 2021.

(7)	Dr. Kulkarni joined Rigetti as Chief Financial Officer in December 2022. Dr. Kulkarni was not a named executive officer for fiscal year 2021.
(8)

On November 12, 2022, Mr. Danis was appointed Interim President and Chief Executive Officer. On December 12, 2022, Mr. Danis stepped down from such position and continued with the Company in his role as the Company’s General Counsel and Corporate Secretary. Mr. Danis was not a named executive officer in 2021.

(9)

On November 12, 2022, the board accepted the resignation of Dr. Rigetti as the Company’s President and Chief Executive Officer. Dr. Rigetti continued as a director and non-executive employee of Rigetti until December 15, 2022.

(10)	Mr. Sereda ceased serving as Chief Financial Officer of Rigetti on February 9, 2023. Mr. Sereda joined Rigetti as Chief Financial Officer in August 2021.
(11)	Mr. Harburn’s employment with Rigetti ended on February 9, 2023. Mr. Harburn was not a named executive officer in 2021.
(12)

On April 18, 2022, Mr. Naidu’s employment with Rigetti terminated. Mr. Naidu is included as a named executive officer for 2022 because he would have been required to be included but for the fact that he was not serving as an executive officer at the end of the 2022.

Narrative Disclosure to Summary Compensation Table

Base Salaries

Our named executive officers receive a base salary to compensate them for the services they provide to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Dr. Kulkarni had an annual base salary of $585,000 commencing on December 7, 2022. Mr. Rigetti had an annual base salary of $446,000 in fiscal year 2022 and $350,000 for fiscal year 2021. Mr. Danis had an annual base salary of $309,000 for fiscal year 2022 which was increased to $392,333 from November 12, 2022 to December 12, 2022, which was the duration of his position as Interim President and Chief Executive Officer. Mr. Sereda has an annual base salary of $348,000 in fiscal year 2022 and $325,000 in fiscal year 2021. Mr. Harburn had an annual base salary of $345,000 for fiscal year 2022. Mr. Naidu had an annual base salary of $379,000 for fiscal year 2022. Mr. Naidu had a base salary of $275,000 from February 1, 2021 to July 14, 2021 and a base salary of $284,625 commencing on July 15, 2021 for fiscal year 2021.

The actual salaries earned by each named executive officer for fiscal year 2022 and fiscal year 2021 (the 11-month period from February 1, 2021 to December 31, 2021) are set forth in the “Summary Compensation Table” above in the column titled “Salary.”

Bonuses

Transaction Cash Bonuses.

In recognition of contributions in connection with the Business Combination, the Legacy Rigetti Board approved cash bonuses that were paid to Dr. Rigetti, Mr. Naidu, Mr. Danis and Mr. Sereda in the amount of $400,000, $400,000, $350,000 and $25,000, respectively, in connection with the closing of the Business Combination in fiscal year 2022.

Discretionary Bonuses.

In fiscal year 2022, Dr. Rigetti received a discretionary bonus of $2,350. In fiscal year 2021, Dr. Rigetti received a discretionary bonus of $700 in March 2021 and $600 in May 2021.

Mr. Sereda Signing Bonus.

In 2021, Mr. Sereda received a sign-on bonus in an aggregate amount of $75,000 as an incentive for him to join the Company.

Non-Equity Incentive Plan Compensation

For fiscal year 2022, we did not have an annual performance-based cash bonus program. In 2021, the Legacy Rigetti Board implemented an annual performance-based cash bonus program in which each of the named executive officers participate. Mr. Sereda was eligible for a performance-based cash bonus under the Company’s 2021 performance bonus program pursuant to his offer letter, which is described in “Employment Arrangements with Executive Officers—Brian Sereda.” Under the performance bonus program for fiscal year 2021, each named executive officer was eligible to be considered for a cash performance bonus based on (1) a target bonus, as a percentage of base salary, and (2) the achievement of 2021 corporate goals established by the Legacy Rigetti Board in its sole discretion. Each named executive officer for fiscal year 2021 was assigned a maximum target performance bonus of 16% of current base salary with respect to Dr. Rigetti and Mr. Naidu ($350,000 and $284,625 for Dr. Rigetti and Mr. Naidu, respectively) and base salary actually received in fiscal year 2021 with respect to Mr. Sereda. The payout amounts under the 2021 performance bonus program were $56,000 for Dr. Rigetti, $45,540 for Mr. Naidu and $19,500 for Mr. Sereda.

Equity-Based Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executive officers with a strong link to long-term performance, create an ownership culture and help to align the interests of Rigetti’s executive officers and stockholders. To date, we have historically granted stock options, both incentive stock options and nonstatutory stock options, restricted stock units (“RSUs”) and stock awards to our executive officers. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees. We grant equity awards broadly to our employees, including to our non-executive employees. The Board is responsible for approving equity grants.

Prior to the closing of the Business Combination on March 2, 2022, all of the equity incentive awards that we have granted to executive officers were made pursuant to the 2013 Plan. Following the closing of the Business Combination, all of the equity incentive awards have been and will continue to be granted under the terms of the 2022 Plan. The material terms of the equity awards granted to our named executive officers prior to December 31, 2022 are set forth in the section titled “Outstanding Equity Awards as of December 31, 2022.” All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Stock option awards and RSU awards generally vest over a four year period with a one-year cliff and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards as of December 31, 2022.” Upon the closing of the Business Combination, outstanding Legacy Rigetti options and Legacy Rigetti restricted stock unit awards under the 2013 Plan were assumed by us and converted into options to purchase common stock and RSUs for common stock.

CEO Award

On December 12, 2022, Mr. Kulkarni was granted an option to purchase up to 1,250,000 shares of common stock, at an exercise price of $0.9638 per share, and an option to purchase up to 500,000 shares of common stock, at an exercise price of $0.9638 per share. Mr. Kulkarni’s grant included his initial grant provided upon his commencement of employment. See “—Employment Arrangements—Dr. Subodh Kulkarni” for additional information on the vesting conditions for Mr. Kulkarni’s grants.

Interim CEO Award

On December 9, 2022, Mr. Danis was awarded 147,058 RSUs in connection with his service as Interim CEO. The RSUs vest one-third on each of December 31, 2022, January 31, 2023 and February 28, 2023, subject to Mr. Danis’s continuous service as of the applicable vesting date.

Rigetti 2022 Alignment RSU Awards and Annual RSU Awards

On June 10, 2022, 5,132,962 RSUs in the aggregate were granted to employees of Rigetti as alignment awards for the purpose of better aligning executive and employee equity ownership in the company with similarly situated companies (collectively the “Alignment RSUs”), of 2,857,444, 164,685, 8,791 and 207,178 Alignment RSUs were granted to Dr. Rigetti, Mr. Danis, Mr. Sereda and Mr. Harburn, respectively. The Alignment RSUs vest (i) 50% in 12 equal monthly installments on the last day of each month commencing March 31, 2022 and (ii) 50% vested or shall vest in 48 equal monthly installments on the last day of each month commencing March 31, 2022, subject to continuous service of the named executive officer on each such date. Dr. Rigetti was employed by the Company until December 15, 2022 and as of this date, 1,339,426 of his Alignment RSUs had vested.

In addition, on June 10, 2022, 1,232,300 RSUs in the aggregate were granted to employees of Rigetti as 2022 annual equity awards (the “Rigetti 2022 Annual RSUs”), of which 334,700, 102,800, 128,600 and 107,900 Rigetti 2022 Annual RSUs were granted to Dr. Rigetti, Mr. Danis, Mr. Sereda and Mr. Harburn, respectively. The Rigetti 2022 Annual RSUs vest in 48 equal installments commencing on March 31, 2022, subject to continuous service of the named executive officer on each such date. Dr. Rigetti was employed by the Company until December 15, 2022 and as of this date, 62,756 of his Rigetti 2022 Annual RSUs had vested.

Transaction Bonus Stock Awards

On June 10, 2022, 120,000 shares of common stock in the aggregate were granted to employees as transaction bonus stock awards, of which 45,000, 25,000 and 5,000 individual stock awards were granted to Dr. Rigetti, Mr. Danis and Mr. Sereda, respectively.

2022 Legacy Rigetti RSUs

On January 25, 2022, the Legacy Rigetti awarded 4,963,063 RSUs in the aggregate to employees of Legacy Rigetti, of which 2,174,346, 125,315, 6,689, 157,650 and 338,199 were granted to Dr. Rigetti, Mr. Danis, Mr. Sereda, Mr. Harburn and Mr. Naidu, respectively. These RSUs were granted pursuant to the terms of the 2013 Plan and for the purpose of better aligning executive and employee equity ownership in the company with similarly situated companies. The RSUs vest in 48 equal monthly installments commencing February 25, 2022, subject to continuous service of the named executive officer on each such date. Upon the closing of the Business Combination, these RSUs were assumed and converted into RSUs to acquire common stock. Dr. Rigetti was employed by the Company until December 15, 2022 and as of this date, 1,132,469 of his RSUs had vested. Mr. Naidu was employed by the Company until April 18, 2022 and as of this date, 35,228 of his RSUs had vested.

On April 21, 2021, Legacy Rigetti awarded RSUs to each of Dr. Rigetti and Mr. Naidu in the amounts of 1,044,905, and 378,082, respectively. On August 18, 2021, Rigetti awarded RSUs to Mr. Sereda in the amount of 1,048,875. The RSUs are subject to time-based vesting requirements and liquidity-event vesting requirements. The RSU awards to Dr. Rigetti and Mr. Naidu vest in 48 equal installments commencing on May 21, 2021, subject to continuous service of the named executive officer on each such date. Dr. Rigetti was employed by the Company until December 15, 2022 and as of this date, 413,608 of his RSUs had vested. Mr. Naidu was employed by the Company until April 18, 2022 and as of this date, 86,643 of his RSUs had vested. 25% of the RSU award to Mr. Sereda vested on August 12, 2022, and the remainder vests in 36 equal monthly installments, subject to continuous service of Mr. Sereda on each such date. The liquidity-event vesting requirement was satisfied upon the consummation of the Business Combination.

Reimbursement

Rigetti reimbursed Dr. Rigetti for legal fees paid in the amount of $168,957 in connection with internal matters and the negotiation of his separation from the Company in fiscal 2022.

Outstanding Equity Awards as of December 31, 2022

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022. All awards were granted pursuant to the 2013 Plan and 2022 Plan. See the section titled “—Equity Incentive Plans-2013 Plan” and “—Equity Incentive Plans- Rigetti Computing, Inc. 2022 Equity Incentive Plan” below for additional information. Mr. Naidu’s employment with the Company ended on April 18, 2022 and his post-termination exercise period expired on July 18, 2022.

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)		Option Exercise Price	Option Expiration Date	Number of shares or units that have not vested(#)		Market value of shares of units of stock that have not vested ($)(1)
Subodh Kulkarni	12/12/2022	—		1,250,000	(2)	—		0.9640	12/12/2032	—		—
	12/12/2022	—		—		500,000	(3)	0.9640	12/12/2032	—		—
Rick Danis	5/22/2020	162,573		83,245	(4)	—		0.2720	5/21/2030	—		—
	9/20/2019	48,399		22,430	(5)	—		0.2720	9/19/2029	—		—
	7/15/2020	42,792		28,037	(6)	—		0.2720	7/14/2030	—		—
	4/21/2021	—		—		—		—	—	79,110	(8)	57,687
	1/25/2022	—		—		—		—	—	53,524	(9)	39,030
	6/10/2022	—		—		—		—	—	78,912	(10)	57,543
	6/10/2022	—		—		—		—	—	81,384	(11)	59,345
	12/09/2022	—		—		—		—	—	49,019	(7)	98,039
Chad Rigetti(22)	5/22/2020	2,657,887	(12)	—		—		0.2720	5/21/2030	—		—
	7/13/2016	2,360		—		—		0.2720	7/13/2026	—		—
	5/16/2017	1,416		—		—		0.2720	5/16/2027	—		—
	12/14/2017	944		—		—		0.2720	12/14/2027
	4/04/2018	1,023		—		—		0.2720	4/4/2028	—		—
	7/11/2018	786		—		—		0.2720	7/11/2028	—		—
	9/26/2018	1,495		—		—		0.2720	9/26/2028	—		—
	1/29/2019	629		—		—		0.2720	1/29/2029	—		—
	1/29/2019	708		—		—		0.2720	1/29/2029	—		—
	10/30/2019	393		—		—		0.2720	10/30/2029	—		—
	10/30/2019	865		—		—		0.2720	10/30/2029	—		—
	10/30/2019	472		—		—		0.2720	10/30/2029	—		—
	1/20/2021	393		—		—		0.2720	1/19/2031	—		—
Brian Sereda	8/18/2021	—		—		—		—	—	699,250	(13)	509,893
	1/25/2022	—		—		—		—	—	5,157	(14)	3,760
	6/10/2022	—		—		—		—	—	6,960	(11)	5,075
	6/10/2022	—		—		—		—	—	101,809	(11)	74,239
Michael Harburn	5/22/2020	204,678		71,215	(15)	—		0.2720	5/21/2030	—		—
	7/11/2018	12,592		3,148	(16)	—		0.2720	7/11/2028	—		—
	4/4/2019	18,888		11,805	(17)	—		0.2720	4/3/2029	—		—
	4/21/2021	—		—		—		—	—	188,230	(8)	137,257
	1/25/2022	—		—		—		—	—	121,522	(14)	88,614
	6/10/2022	—		—		—		—	—	164,016	(11)	119,600
	6/10/2022	—		—		—		—	—	85,421	(11)	62,289

(1)

The market value of unvested shares is calculated by multiplying the number of unvested shares by the closing market price of our common stock on Nasdaq on December 30, 2022, the last trading day of fiscal year 2022, which was $0.7292 per share.

(2)

One-third (1/3rd) of the shares subject to the option vest on December 12, 2023, and the remaining shares subject to the option shall vest in twenty-four (24) equal monthly installments thereafter, subject to Dr. Kulkarni’s continuous service through each such vesting date (the “time-based vesting requirement”).

(3)

This option is subject to the aforementioned time-based vesting requirement and a performance-based vesting requirement. The performance-based vesting requirement uses the Company’s stock price as vesting hurdles over a five-year period. There are two vesting hurdles at $5 and $10 per share, with each hurdle price applying to 50% of the shares underlying the option granted. A hurdle is met when the Company’s closing trading stock price equals or exceeds the hurdle amount for any twenty (20) trading days during any consecutive thirty (30) trading day period. To the extent that the performance-based vesting requirement is satisfied prior to the termination of Dr. Kulkarni’s continuous service, the option will vest and become exercisable without regard to the time-based vesting requirement. The option will not vest and become exercisable unless and until the performance-based vesting requirement has been satisfied, even if the time-based vesting requirement has been satisfied.

(4)	14.44808% of this option vested and became exercisable on July 23, 2020, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date.
(5)	20% of this option vested and became exercisable on July 23, 2020, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date.
(6)	This option vests and becomes exercisable in equal monthly installments over a period of four years commencing August 15, 2020, subject to continuous service on each such date.
(7)	The RSU vests in three equal monthly installments commencing on December 31, 2022, subject to continuous service on each such date.
(8)	The RSU vests in 48 equal installments commencing on May 21, 2021, subject to continuous service on each such date.
(9)

The RSU vests (i) 50% in 12 equal monthly installments on the last day of each month commencing February 28, 2022 and (ii) 50% vested or shall vest in 48 equal monthly installments on the last day of each month commencing February 28, 2022, subject to continuous service on each such date.

(10)

The RSU vests (i) 50% in 12 equal monthly installments on the last day of each month commencing March 31, 2022 and (ii) 50% vested or shall vest in 48 equal monthly installments on the last day of each month commencing March 31, 2022, subject to continuous service on each such date.

(11)	The RSU vests in 48 equal installments commencing on March 31, 2022, subject to continuous service on each such date.
(12)

25% of this option vested and became exercisable on February 18, 2021, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date, until Dr. Rigetti’s departure on December 15, 2022.

(13)	25% of the RSU vested on August 12, 2022, and the remainder shall vest in 36 equal monthly installments, subject to continuous service on each such date.
(14)	The RSU shall vest in 48 equal monthly installments commencing February 25, 2022, subject to continuous service on each such date.
(15)	11.49988% of this option vested and became exercisable on February 18, 2020, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date.
(16)	20% of this option vested and became exercisable on July 18, 2019, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date.
(17)	This option vests and became exercisable in equal monthly installments over a period of five years commencing April 1, 2019, subject to continuous service on each such date.
(18)	6.99996% of this option vested and became exercisable on February 18, 2020, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date.
(19)	20% of this option vested and became exercisable on March 18, 2020, with the remainder vesting in 48 equal monthly installments thereafter, subject to continuous service on each such date.
(20)	Dr. Kulkarni was appointed the Company’s President and Chief Executive Officer on December 12, 2022.
(21)	Mr. Danis served as the Company’s Interim President and Chief Executive Officer from November 12, 2022 to December 12, 2022.
(22)

Dr. Rigetti resigned as the Company’s President and Chief Executive Officer on November 12, 2022 and served as a director and non-executive employee of the Company until December 15, 2022. The shares included in this table represent the shares vested with respect to option awards held by Dr. Rigetti as of the last date of his employment with the Company on December 15, 2022. Dr. Rigetti’s post-termination exercise period for option awards expired on March 15, 2023.

Health and Welfare and Retirement Benefits; Perquisites

All of Rigetti’s named executive officers are eligible to participate in Rigetti’s employee benefit plans, including medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of Rigetti’s other full-time employees. We pay the premiums for medical, dental, vision, group term life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances.

401(k) Plan

Our named executive officers are eligible to participate in a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Employment Arrangements with Executive Officers

Each of Dr. Kulkarni, Mr. Danis and Mr. Harburn are, and each of Dr. Rigetti, Mr. Sereda and Mr. Naidu was, an at-will employee. Except as set forth below, as of the date of this prospectus, we have not entered into any employment agreements or offer letters with our named executive officers.

Dr. Subodh Kulkarni

In December 2022, we entered into an executive employment agreement with Dr. Kulkarni. Pursuant to the executive employment agreement, Dr. Kulkarni will perform the Chief Executive Officer’s duties; provided that, for the initial period beginning on the December 12, 2022 and continuing through January 8, 2023, Dr. Kulkarni will perform the Chief Executive Officer’s duties within a time commitment averaging approximately fifty percent (50%) of that of a full-time professional while Dr. Kulkarni provides transition consulting services to CyberOptics. Pursuant to the executive employment agreement, Dr. Kulkarni will receive an annual base salary of $585,000 (prorated for the period described in the foregoing sentence) and will be eligible: (i) to participate in the Company’s benefit plans; (ii) to receive awards of stock options, restricted stock, restricted stock units or other equity awards pursuant to any plans or arrangements which the Company may have in effect from time to time; (iv) to receive a one-time relocation benefit in the gross amount of $130,000 if Dr. Kulkarni relocates to the Bay Area, California by no later than 120 days following December 12, 2022, which will be paid in lump sum within thirty (30) days after completion of the relocation; and (iii) starting with calendar year 2023, a discretionary annual cash bonus of a target amount equal to $290,000, subject to review and adjustment by the Company and dependent on his continuous performance of services to the Company through the last date of the applicable performance period and the actual achievement by him and the Company of applicable performance targets and goals set by the Board or the Compensation Committee of the Board.

The executive employment agreement also provides for the grant of an option to purchase up to 1,250,000 shares of common stock (the “Dr. Kulkarni Initial Option”), which award was granted on December 12, 2022 pursuant to the form of option award agreement previously adopted and disclosed by the Company. The Dr. Kulkarni Initial Option will have an exercise price equal to the closing price per share of the Company’s common stock on the grant date, and will vest in accordance with the following schedule: 12/36ths of the total shares subject to the Dr. Kulkarni Initial Option will vest on the one year anniversary of the vesting commencement date, and 1/36th of the total shares subject to the Dr. Kulkarni Initial Option will vest each month thereafter on the same day of the month as the vesting commencement date (or if there is no corresponding day, on the last day of the month), in each case, subject to Dr. Kulkarni’s continuous service through each such date.

Additionally, the executive employment agreement provides for the grant of an option to purchase up to 500,000 shares of common stock (the “Dr. Kulkarni Performance Options”), which award was granted on December 12, 2022 pursuant to the form of option award agreement previously adopted and disclosed by the Company. The Dr. Kulkarni Performance Option will have an exercise price equal to the closing price per share of the Company’s common stock on the grant date, and will be subject to a time-based vesting requirement (the “Dr. Kulkarni Time-Based Vesting Requirement”) and a performance-based vesting requirement (the “Dr. Kulkarni Performance-Based Vesting Requirement”). To the extent that the Dr. Kulkarni Performance-Based Vesting Requirement is satisfied prior to the termination of Dr. Kulkarni’s continuous service, the Dr. Kulkarni Performance Option will vest and become exercisable without regard to the Time-Based Vesting Requirement. However, the Dr. Kulkarni Performance Option will not vest and become exercisable unless and until the Dr. Kulkarni Performance-Based Vesting Requirement has been satisfied, even if the T Dr. Kulkarni ime-Based Vesting Requirement has been satisfied. The Dr. Kulkarni Time-Based Vesting Requirement will be satisfied as follows: 12/36ths of the total shares subject to the Performance Option will satisfy the Dr. Kulkarni Time-Based Vesting Requirement on the one year anniversary of the vesting commencement date, and 1/36th of the total shares subject to the Dr. Kulkarni Performance Option will satisfy the Dr. Kulkarni Time-Based Vesting Requirement each month thereafter on the same day of the month as the vesting commencement date (or if there is no corresponding day, on the last day of the month), in each case, subject to Mr. Kulkarni’s continuous service through each such date. The Dr. Kulkarni Performance-Based Vesting Requirement will be satisfied with respect to 250,000 shares to the extent that the closing price per share of the Company’s common stock is $5.00 or higher and, with respect to the other 250,000 shares, the closing price per share of the Company’s common stock is $10.00 or higher, for any twenty trading days during any consecutive thirty trading day period during the five-year period beginning on the December 12, 2022 and ending on the fifth anniversary thereof. Any portion of the Dr. Kulkarni Performance Option that has not satisfied the Dr. Kulkarni Performance-Based Vesting Requirement on or prior to the fifth anniversary of the December 12, 2022 will be forfeited.

Rick Danis

Executive Employment Agreement

In January 2022, we entered into an executive employment agreement with Mr. Danis, which was amended and restated on February 2, 2022 and became effective upon and concurrent with the Closing of the Business Combination. Pursuant to the executive employment agreement, Mr. Danis receives an annual base salary of $309,000 and is eligible: (i) to participate in Rigetti’s benefit plans; (ii) subject to the approval of the Board, to receive restricted stock units to acquire shares of common stock (the “PSU Awards”), if certain performance-based milestones established by Rigetti are satisfied in the future and provided that Mr. Danis remains continuously employed by Rigetti through the date that the Board or the Compensation Committee grants such PSU Awards (subject to continued employment for a three-year period); (iii) to receive awards of stock options, restricted stock, restricted stock units or other equity awards pursuant to any plans or arrangements which Rigetti may have in effect from time to time; and (iv) a discretionary annual cash bonus of a target amount equal to 25% of the base salary, subject to review and adjustment by the Board. Mr. Danis is entitled to certain severance benefits as described below in “—Potential Payments Upon Termination or Change in Control.”

The executive employment agreement also provided for the grant of an initial restricted stock unit award to purchase 164,685 (the “Mr. Danis Initial RSU Award”) shares of common stock, which was approved by the Board, contingent upon and subject to the filing and effectiveness of a registration statement on Form S-8 (the “Form S-8”) with respect to the 2022 Plan, following the Closing and which will be granted upon the effectiveness of the Form S-8.

This award vests in accordance with the following schedule: (i) 50% of the total number of Mr. Danis Initial RSU Awards will vest in substantially equal installments (rounded down, except for the final scheduled vesting installment) at the end of each month following the vesting commencement date over a period of 12 months and (ii) the remaining 50% of the total number of Mr. Danis Initial RSU Awards will vest in in substantially equal installments (rounded down, except for the final scheduled vesting installment) at the end of each month following the vesting commencement date over a period of four years, with prongs (i) and (ii) occurring concurrently, such that, at the end of the 12-month period immediately following the vesting commencement date, 62.5% of the total number of Initial RSU Awards will have vested (subject to the Executive’s Continuous Service (as defined in the 2022 Plan) on such vesting date). The executive employment agreement also provided that, contingent upon the occurrence of the Closing and Mr. Danis’ continued employment with Rigetti through such date, Mr. Danis shall receive a cash bonus between $50,000 and $500,000, determined by the Board based on the gross proceeds of the transactions contemplated by the Merger Agreement, in recognition of his contributions to Rigetti and 25,000 shares of common stock subject to the approval of the Board or the Compensation Committee of the Board and Mr. Danis’ continued employment with Rigetti through such date. In addition, the executive employment agreement provides that Mr. Danis will receive Rigetti 2022 Annual RSUs (as defined below) to purchase 334,700 shares of common stock, which will vest monthly over four years, provided that Mr. Danis is continuously employed for such period, or vesting 100% upon a Change in Control (as defined in the 2022 Plan). The executive employment agreement further provides that Rigetti will reimburse Mr. Danis for reasonable business expenses in accordance with the company’s standard expense reimbursement policy, as the same may be modified from time to time. In addition, Mr. Danis is eligible to receive certain employee benefits, including medical, vision, dental, life insurance, and participation in a Section 401(k) retirement plan (as described above).

Interim CEO Letter Agreement

On December 1, 2022, the Company entered into a letter agreement (the “Interim CEO Letter”) with Mr. Danis, governing the terms of his service as the Company’s Interim President and Chief Executive Officer from November 12, 2022 to December 12, 2022 (the “Interim CEO Period”). During the Interim CEO Period, Mr. Danis’ base salary increased to $83,333 per month. Mr. Danis was also eligible to receive a one-time bonus in the amount of $67,109.47, provided that, all of the stock options held by Mr. Danis as of the date of the Interim CEO Letter were exercised prior to the three-month anniversary of the date of the Interim CEO Letter.

Under the Interim CEO Letter, subject to the approval of the Board or an authorized committee thereof, Mr. Danis is eligible to receive the following restricted stock unit (“RSU”) awards: (i) a RSU award having a grant date fair value equal to $150,000 following the entry of the Interim CEO Letter (the “Initial RSU Award”); (ii) a RSU award having a grant date fair value equal to $250,000 following the end of the Interim CEO Period (the “End of Term RSU Award”); and (iii) a RSU award having a grant date fair value equal to $50,000 on each monthly anniversary of November 12, 2022 starting with March 12, 2023 (each, an “Additional RSU Award”). Each of such RSU awards will be governed by the Company’s 2022 Equity Incentive Plan and a RSU award agreement adopted thereunder. The Initial RSU Award of 147,058 RSUs was granted on December 9, 2022. Subject to Mr. Danis’ continued service with the Company through each applicable vesting date, the Initial RSU Award vests in three equal monthly installments following the vesting commencement date; the End of Term RSU Award will vest in twelve equal monthly installments following the vesting commencement date; and each Additional RSU Award will fully vest at the end of the month following the applicable vesting commencement date. In the event of a change in control of the Company, the vesting of such RSU awards will be accelerated in full immediately prior to the consummation of such change in control, subject to Mr. Danis’ continued service with the Company through such date.

Chad Rigetti

Executive Employment Agreement

In January 2022, we entered into an executive employment agreement with Dr. Rigetti, which was amended and restated on February 2, 2022 and became effective upon and concurrent with the Closing of the Business Combination. Dr. Rigetti resigned as the Company’s President and Chief Executive Officer on November 12, 2022 and resigned from the Board on December 15, 2022. Pursuant to the executive employment agreement, Dr. Rigetti received an annual base salary of $446,000 and was eligible: (i) to participate in Rigetti’s benefit plans; (ii) subject to the approval of the Board, to receive PSU Awards, if certain performance-based milestones established by Rigetti are satisfied in the future and provided that Dr. Rigetti has remained continuously employed by Rigetti through the date that the Board or the Compensation Committee grants such PSU Awards (subject to continued employment for a three-year period); (iii) to receive awards of stock options, restricted stock, restricted stock units or other equity awards pursuant to any plans or arrangements which Rigetti may have in effect from time to time; and (iv) a discretionary annual cash bonus of a target amount equal to 25% of the base salary, subject to review and adjustment by the Board. Dr. Rigetti was entitled to certain severance benefits as described below in “—Potential Payments Upon Termination or Change in Control.”

The executive employment agreement also provided for the grant of an initial restricted stock unit award to purchase 2,857,444 (the “Dr. Rigetti Initial RSU Award”) shares of common stock, which was approved by the Board, contingent upon and subject to the filing and effectiveness of the Form S-8 with respect to the 2022 Plan, following the Closing and which will be granted upon the effectiveness of the Form S-8. Dr. Rigetti Initial RSU Award was granted on June 10, 2022.

This award vested in accordance with the following schedule: (i) 50% of the total number of Dr. Rigetti Initial RSU Awards will vest in substantially equal installments (rounded down, except for the final scheduled vesting installment) at the end of each month following the vesting commencement date over a period of 12 months and (ii) the remaining 50% of the total number of Dr. Rigetti Initial RSU Awards will vest in in substantially equal installments (rounded down, except for the final scheduled vesting installment) at the end of each month following the vesting commencement date over a period of four years, with prongs (i) and (ii) occurring concurrently, such that, at the end of the 12-month period immediately following the vesting commencement date, 62.5% of the total number of Initial RSU Awards will have vested (subject to the Executive’s Continuous Service (as defined in the 2022 Plan) on such vesting date). The executive employment agreement also provided that, contingent upon the occurrence of the Closing and Dr. Rigetti’s continued employment with Rigetti through such date, Dr. Rigetti would receive a cash bonus between $50,000 and $750,000, determined by the Board based on the gross proceeds of the transactions contemplated by the Merger Agreement, in recognition of his contributions to Rigetti and 45,000 shares of common stock subject to the approval of the Board or the Compensation Committee of the Board and Dr. Rigetti’s continued employment with Rigetti through such date. The transaction cash bonus and transaction bonus stock awards to Mr. Rigetti were granted in fiscal year 2022. In addition, the executive employment agreement provides that Dr. Rigetti would receive Rigetti 2022 Annual RSUs to purchase 334,700 shares of common stock, which vested monthly over four years, provided that Dr. Rigetti is continuously employed for such period, or vesting 100% upon a Change in Control (as defined in the 2022 Plan). The Rigetti 2022 Annual RSUs to Mr. Rigetti were granted on June 10, 2022. The executive employment agreement further provided that Rigetti would reimburse Dr. Rigetti for reasonable business expenses in accordance with the company’s standard expense reimbursement policy, as the same may be modified from time to time. In addition, Dr. Rigetti was eligible to receive certain employee benefits, including medical, vision, dental, life insurance, and participation in a Section 401(k) retirement plan (as described above). On November 12, 2022, the board accepted the resignation of Dr. Rigetti as the Company’s President and Chief Executive Officer. Dr. Rigetti continued as a director and non-executive employee of Rigetti until December 15, 2022.

Separation Agreement

In connection with Dr. Rigetti’s resignation as the Company’s President and Chief Executive Officer, we entered into a Separation Agreement with Dr. Rigetti on February 14, 2023 (the “Separation Agreement”), under which Dr. Rigetti is entitled to: (i) cash severance of $446,000, which is an amount equal to 12 months of Dr. Rigetti’s base salary in effect as of the Separation Date, payable in installments commencing on the Company’s first regular payroll date that is at least sixty (60) days following the Separation Date (but no earlier than the effective date of the Separation Agreement), provided that on the first payment date, the Company will make a catch-up payment equal to the aggregate amount of cash severance payments that would have been paid to him through such date had the payments commenced on the first regularly scheduled payroll date following the Separation Date, and (ii) provided Dr. Rigetti timely elects continued coverage under COBRA, payment of COBRA premiums to continue health insurance coverage for him and his eligible dependents until the earliest of (a) twelve (12) months following the Separation Date, (b) the date when Dr. Rigetti becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (c) the date when Dr. Rigetti ceases to be eligible for COBRA continuation coverage for any reason, including plan termination, or a taxable payment in lieu of such payment if determined necessary by the Company to comply with law. The Separation Agreement additionally includes a customary general release of claims by Dr. Rigetti in favor of the Company and certain related parties.

Brian Sereda

We entered into an offer letter agreement with Mr. Sereda as Chief Financial Officer on July 1, 2021, pursuant to which Mr. Sereda is entitled to an annual base salary of $325,000. In addition, Mr. Sereda received a start bonus in the amount of $75,000 that is subject to repayment if Mr. Sereda’s employment with Rigetti is terminated for any reason prior to the one-year anniversary of his start date. Pursuant to the offer letter agreement, Mr. Sereda received 1,048,875 RSUs for shares of common stock. The offer letter agreement provides that Mr. Sereda is eligible to receive an annual performance-based cash bonus for each fiscal year under Rigetti’s performance-based bonus program with a target bonus opportunity of 16% of his base salary actually paid based on the achievement of performance criteria established by the Board, the compensation committee of the Board (or their designee) for fiscal year 2021.

In January 2022, we entered into an executive employment agreement with Mr. Sereda, which was amended and restated on February 2, 2022 and became effective upon and concurrent with the Closing of the Business Combination and which replaced Mr. Sereda’s existing offer letter agreement. Pursuant to the executive employment agreement, Mr. Sereda will receive an annual base salary of $348,000 and will be eligible: (i) to participate in Rigetti’s benefit plans; (ii) subject to the approval of the Board, to receive PSU’s, if certain performance-based milestones established by Rigetti are satisfied in the future and provided that Mr. Sereda has remained continuously employed by Rigetti through the date that the Board or the Compensation Committee grants such PSU Awards (subject to continued employment for a three-year period); (iii) to receive awards of stock options, restricted stock, restricted stock units or other equity awards pursuant to any plans or arrangements which Rigetti may have in effect from time to time; and (iv) a discretionary annual cash bonus of a target amount equal to 25% of the base salary, subject to review and adjustment by the Board. Mr. Sereda is entitled to certain severance benefits as described below in “-Potential Payments Upon Termination or Change in Control.”

The executive employment agreement also provided for the grant of an initial restricted stock unit award to purchase 8,791 (the “Sereda Initial RSU Award”) shares of common stock, which was approved by the Board, contingent upon and subject to the filing and effectiveness of the Form S-8 with respect to the 2022 Plan, following the Closing and were granted upon the effectiveness of the Form S-8 on June 10, 2022.

This award vests in accordance with the following schedule: one-forty eighth (1/48th) of the total number of Sereda Initial RSU Awards (rounded down, except for the final scheduled vesting installment) will satisfy time-based vesting each month following the vesting commencement date over a period of four years. The executive employment agreement also provided that, contingent upon the occurrence of the Closing and Mr. Sereda’s continued employment with Rigetti through such date, Mr. Sereda would receive a bonus between $0 and $25,000, determined by the Board based on the gross proceeds of the transactions contemplated by the Merger Agreement, in recognition of his contributions to Rigetti and 5,000 shares of common stock subject to the approval of the Board or the Compensation Committee of the Board and Mr. Sereda’s continued employment with Rigetti through such date. The transaction cash bonus and transaction bonus stock awards were granted to Mr. Sereda in fiscal year 2022. In addition, the executive employment agreement provides that Mr. Sereda would receive Rigetti 2022 Annual RSUs to purchase 128,600 shares of common stock, which vest monthly over four years, provided that Mr. Sereda is continuously employed for such period, or vesting 100% upon a Change in Control (as defined in the 2022 Plan). The Rigetti 2022 Annual RSUs were granted on June 10, 2022. The executive employment agreement further provides that Rigetti will reimburse Mr. Sereda for reasonable business expenses in accordance with Rigetti’s standard expense reimbursement policy, as the same may be modified from time to time. In addition, Mr. Sereda is eligible to receive certain employee benefits, including medical, vision, dental, life insurance, and participation in a Section 401(k) retirement plan (as described above).

Michael Harburn

In January 2022, we entered into an executive employment agreement with Mr. Harburn, which was amended and restated on February 2, 2022 and became effective upon and concurrent with the Closing of the Business Combination. Pursuant to the executive employment agreement, Mr. Harburn received an annual base salary of $345,000 and was eligible: (i) to participate in Rigetti’s benefit plans; (ii) subject to the approval of the Board, to receive PSU Awards, if certain performance-based milestones established by Rigetti are satisfied in the future and provided that Mr. Harburn has remained continuously employed by Rigetti through the date that the Board or the Compensation Committee grants such PSU Awards (subject to continued employment for a three-year period); (iii) to receive awards of stock options, restricted stock, restricted stock units or other equity awards pursuant to any plans or arrangements which Rigetti may have in effect from time to time; and (iv) a discretionary annual cash bonus of a target amount equal to 25% of the base salary, subject to review and adjustment by the Board. Mr. Harburn is entitled to certain severance benefits as described below in “—Potential Payments Upon Termination or Change in Control.”

The executive employment agreement also provided for the grant of an initial restricted stock unit award to purchase 207,178 (the “Mr. Harburn Initial RSU Award”) shares of common stock, which was approved by the Board, contingent upon and subject to the filing and effectiveness of the Form S-8 with respect to the 2022 Plan, following the Closing and which was granted upon the effectiveness of the Form S-8 on June 10, 2022.

This award vested in accordance with the following schedule: (i) one-forty eighth (1/48th) of the total number of Mr. Harburn Initial RSU Awards (rounded down, except for the final scheduled vesting installment) will satisfy time-based vesting each month following the vesting commencement date over a period of four years. The executive employment agreement also provides that Mr. Harburn would receive Rigetti 2022 Annual RSUs (as defined below) to purchase 102,900 shares of common stock, which vested monthly over four years, provided that Mr. Harburn is continuously employed for such period, or vesting 100% upon a Change in Control (as defined in the 2022 Plan). The Rigetti 2022 Annual RSUs were granted on June 10, 2022. The executive employment agreement further provided that Rigetti would reimburse Mr. Harburn for reasonable business expenses in accordance with the company’s standard expense reimbursement policy, as the same may be modified from time to time. In addition, Mr. Harburn was eligible to receive certain employee benefits, including medical, vision, dental, life insurance, and participation in a Section 401(k) retirement plan (as described above). On February 9, 2023, Mr. Harburn’s employment with the Company ended.

Taryn Naidu

We originally entered into an offer letter with Mr. Naidu in March 2019. Pursuant to this offer letter, Mr. Naidu was granted an option to purchase 157,397 shares of common stock at an original exercise price of $7.09 per share (not reflecting the Exchange Ratio) on April 4, 2019, such exercise price being reduced to $0.272 per share by a unanimous written consent of the Legacy Rigetti Board on May 22, 2020 in connection with the Repricing. In connection with the Repricing on May 22, 2020, Mr. Naidu was also granted a “refresh” option to purchase 647,032 shares of common stock.

In January 2022, we entered into an executive employment agreement with Mr. Naidu, which was amended and restated on February 2, 2022 and which became effective contingent upon and concurrent with the Closing of the Business Combination. Pursuant to the executive employment agreement and prior to the termination of Mr. Naidu’s employment on April 18, 2022, Mr. Naidu was entitled to receive an annual base salary of $379,000 and was eligible: (i) to participate in Rigetti’s benefit plans; (ii) subject to the approval of the Board, to receive PSU Awards if certain performance-based milestones established by Rigetti are satisfied in the future and provided that Mr. Naidu remained continuously employed by Rigetti through the date that the Board or the Compensation Committee were to grant such PSU Awards (subject to continued employment for a three-year period); (iii) to receive awards of stock options, restricted stock, restricted stock units or other equity awards pursuant to any plans or arrangements which Rigetti may have in effect from time to time; and (iv) a discretionary annual cash bonus of a target amount equal to 25% of the base salary, subject to review and adjustment by the Board. Under certain circumstances, Mr. Naidu was entitled to certain severance benefits as described below in “—Potential Payments Upon Termination or Change in Control.”

The executive employment agreement also provided for the grant of an initial restricted stock unit award to purchase 444,450 (the “Naidu Initial RSU Award”) shares of common stock, which was approved by the Board, contingent upon and subject to the filing and effectiveness of the Form S-8 with respect to the 2022 Plan, following the Closing and which was to be granted upon the effectiveness of the Form S-8. The executive employment agreement also provided that to be eligible for the Naidu Initial RSU Award, Mr. Naidu was required to be employed by the Company when the Board or the Compensation Committee grants the Naidu Initial RSU Award. This award would have vested in accordance with the following schedule: (i) 50% of the total number of Initial RSU Awards vest in substantially equal installments (rounded down, except for the final scheduled vesting installment) at the end of each month following the vesting commencement date over a period of 12 months and (ii) the remaining 50% of the total number of Naidu Initial RSU Awards vest in substantially equal installments (rounded down, except for the final scheduled vesting installment) at the end of each month following the vesting commencement date over a period of four years, with prongs (i) and (ii) occurring concurrently, such that, at the end of the 12-month period immediately following the vesting commencement date, 62.5% of the total number of Naidu Initial RSU Awards were to have vested (subject to the Executive’s Continuous Service (as defined in the 2022 Plan) on such vesting date). The executive employment agreement also provided that, contingent upon the occurrence of the Closing and Mr. Naidu’s continued employment with Rigetti through such date, Mr. Naidu would be entitled to receive a bonus between $50,000 and $750,000, determined by the Board based on the gross proceeds of the transactions contemplated by the Merger Agreement, in recognition of his contributions to Rigetti and 45,000 shares of common stock subject to the approval of the Board or the Compensation Committee of the Board and Mr. Naidu’s continued employment with Rigetti through such date. In addition, the executive employment agreement provided that Mr. Naidu would receive Rigetti 2022 Annual RSUs to purchase 161,300 shares of common stock, contingent upon and subject to the filing and effectiveness of the Form S-8 with respect to the 2022 Plan, which would have vested monthly over four years, provided that Mr. Naidu is continuously employed for such period, or vesting 100% upon a Change in Control (as defined in the 2022 Plan). The executive employment agreement also provided that to be eligible for the Rigetti 2022 Annual RSUs, Mr. Naidu was required to be employed by the Company when the Board or the Compensation Committee grants the Rigetti 2022 Annual RSUs. The executive employment agreement further provided that Rigetti would reimburse Mr. Naidu for reasonable business expenses in accordance with Rigetti’s standard expense reimbursement policy, as the same may be modified from time to time. In addition, Mr. Naidu was eligible to receive certain employee benefits, including medical, vision, dental, life insurance, and to participate in a Section 401(k) retirement plan (as described above). On April 18, 2022, Mr. Naidu’s employment with Rigetti was terminated.

Potential Payments Upon Termination or Change in Control

Each of Dr. Kulkarni, Mr. Danis and Mr. Sereda is entitled, and each of Dr. Rigetti prior to his resignation, Mr. Harburn prior to his departure, and Mr. Naidu prior to his termination, was entitled, to the following severance benefits pursuant to his respective employment agreement if his employment is terminated by Rigetti without “Cause” or by the executive for “Good Reason,” and provided such executive officer timely executes and does not revoke a release of claims in Rigetti’s favor, (a) continuing payments of his then-current annual base salary for twelve months; (b) payment of the premiums necessary to continue health insurance coverage for himself and his eligible dependents under Rigetti’s group health plans pursuant to COBRA or similar state insurance laws, for up to twelve months; and (c) Accrued Obligations (as defined in the respective executive employment agreement), which include accrued but unpaid salary through the date of termination, unreimbursed expenses, and benefits owed to such executive officer under retirement or health plans in which such executive officer was a participant.

If the named executive officer’s employment is terminated by Rigetti other than for “Cause,” death or disability or by such executive officer for “Good Reason” within three months prior to or twelve months after a Change in Control (as defined in the 2022 Plan), then, in lieu of and not in addition to any other severance benefit, (i) 100% of the then-unvested portion of each of his outstanding equity awards will become fully vested; (ii) Rigetti will pay such executive officer a lump sum equal to his then current annual base salary; (iii) subject to such executive officer making certain elections, Rigetti will pay certain COBRA premiums necessary to continue his and his covered dependents’ health insurance coverage; and (iv) Rigetti will pay a bonus to such executive officer equivalent to a pro rata share of his full Target Amount (as defined in the respective executive employment agreement), for the portion of the performance year completed when his termination occurs.

Under each of the named executive officer’s employment agreement, “Cause” means that we have determined in our sole discretion that the executive officer has engaged in any of the following: (i) his material breach of any covenant or condition under the executive employment agreement or any other agreement between the parties, and, to the extent curable, such executive officer has not cured such breach after the expiration of ten (10) days after written notice from us of such breach; (ii) his material act constituting dishonesty, fraud, immoral or disreputable conduct in connection with his duties to us; (iii) any conduct which constitutes a felony or a crime of moral turpitude under applicable law; (iv) material violation of our policy or any act of misconduct; (v) refusal to follow or implement a clear and reasonable directive of the Company; (vi) negligence or incompetence in the performance of Rigetti’s duties or failure to perform such duties in a manner satisfactory to us after the expiration of ten (10) days without cure after written notice of such failure; or (vii) his breach of fiduciary duty to the Company.

Under each named executive officer’s employment agreement, “Good Reason” means the occurrence of any of the following events without such executive officer’s consent: (i) a material reduction in his base salary, other than a reduction applied in a similar proportional amount to all similarly situated executives; (ii) a material breach of the executive employment agreement by Rigetti; (iii) a material reduction in the his duties, authority and responsibilities relative to the his duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of his principal place of employment, without his consent, in a manner that lengthens his one-way commute distance by twenty-five (25) or more miles from his then-current principal place of employment immediately prior to such relocation; not to include a requirement to return to in-person work, in which circumstance Good Reason will not apply; provided, however, that, any such termination by such executive officer shall only be deemed for Good Reason pursuant to this definition if: (1) such executive officer gives Rigetti written notice of his intent to terminate for Good Reason within thirty (30) days following the first occurrence of the condition(s) that his believes constitute(s) Good Reason, which notice shall describe such condition(s); (2) Rigetti fails to remedy such condition(s) within thirty (30) days following receipt of the written notice (the “Cure Period”); and (3) such executive officer voluntarily terminates employment within thirty (30) days following the end of the Cure Period, or the parties agree in writing to extend such Cure Period. With respect to the executive employment agreements entered into by and between Rigetti and each of Dr. Rigetti and Messrs. Naidu and Sereda, “Good Reason” shall also mean the occurrence of a material change in the executive officer’s reporting relationship, other than such change made directly in connection with organizational changes resulting from a Change in Control (as defined in the executive employment agreements).

Director Compensation

The following table sets forth information concerning the compensation of Legacy Rigetti’s directors for fiscal year 2022. Dr. Rigetti, our Chief Executive Officer, did not receive additional compensation for his service as a director in fiscal year 2022, and therefore is not included in the Director Compensation table below. All compensation paid to Dr. Rigetti is reported above in the “Summary Compensation Table.”

Name	Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Alissa Fitzgerald	124,167	349,986	—	474,153
Ray Johnson	43,333	349,986	—	393,319
David Cowan	37,083	349,986	—	387,069
Cathy McCarthy	146,425	349,986	—	496,411
Michael Clifton	38,333	349,986	—	388,319
H. Gail Sandford	40,583	349,986	—	390,569
General Peter Pace(3)	32,064	349,986	—	382,050

(1)

This column represents cash compensation for their service as a director during the fiscal year ended December 31, 2022. Cash compensation for non-employee directors for fiscal year 2022 was determined pursuant to the Non-Employee Director Compensation Policy described below. Ms. Fitzgerald and Ms. McCarthy were each awarded additional cash compensation of $75,000 in connection with their significant time and commitment to performing services as non-employee directors of the Board during fiscal year 2022.

(2)

This column reflects the aggregate grant date fair value of the restricted stock units granted to the director during fiscal year 2022 under the 2013 Plan and 2022 Plan, as applicable. The aggregate grant date fair value is computed in accordance with ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2022. This amount does not reflect the actual economic value that may be realized by the director.

(3)	General Peter Pace resigned as a director of the Company, effective July 15, 2022.
(4)	The table below shows for each non-employee director who was serving, and held outstanding equity awards, as of December 31, 2022.

Name	Shares Underlying Options Outstanding (Vested) at Fiscal Year End	Shares Underlying Options Outstanding (Unvested) at Fiscal Year End	Unvested Stock Awards at Fiscal Year End
Alissa Fitzgerald	241,445	53,664	67,436
Ray Johnson	203,320	91,800	67,436
David Cowan	—	—	67,436
Cathy McCarthy	—	—	221,340
Michael Clifton	—	—	67,436
H. Gail Sandford	—	—	67,436
General Peter Pace*	—	—	—

*	General Peter Pace resigned as a director of the Company, effective July 15, 2022.

Non-Employee Director Compensation Policy

The Company’s amended non-employee director compensation policy, effective as of June 8, 2022, consists of annual cash retainers of $40,000 for each non-employee director and an additional $25,000 for the chairperson of the Board; an additional $20,000 and $10,000 for the chairperson and each member of the audit committee of the Board, respectively; an additional $12,000 and $6,000 for the chairperson and each member of the compensation committee of the Board, respectively; and an additional $9,000 and $4,500 for the chairperson and each member of the nominating and corporate governance committee of the Board, respectively.

For each member of the Board who is not also serving as an employee of or consultant to the Company or any of its subsidiaries (each such member, an “Eligible Director”) and who is (i) serving on the Board immediately following the effective date of the non-employee director compensation policy (the “Effective Date”) or (ii) first elected or appointed to the Board following the Effective Date, (A) on the date on which a registration statement on Form S-8 is filed and effective covering the RSUs (“Form S-8”), with respect to clause (i) and (B) on the date of such director’s initial election or appointment to the Board (or, if such date is not a market trading day, the first market trading day thereafter or, if there is not a Form S-8 on the date of such initial election or appointment, then the date on which a Form S-8 is filed and effective), with respect to clause (ii), the director will be automatically, and without further action by the Board or its Compensation Committee, granted RSUs with respect to shares of common stock with an aggregate Fair Market Value (as defined in the Plan) as of the grant date equal to $210,000 (the “Director Initial RSU Grant”); provided that such director remains in Continuous Service (as defined in the 2022 Plan) through the grant date. The grant of any Director Initial RSU Grant pursuant to clause (i) above is contingent upon, subject to and effective upon the filing and effectiveness of a Form S-8.

The Director Initial RSU Grant will vest over a three-year period, with one-third (1/3) of the Initial RSU Grant vesting on the first anniversary of the grant date, one-third (1/3) of the Initial RSU Grant vesting on the second anniversary of the grant date and the remaining one-third (1/3) of the Initial RSU Grant vesting on the third anniversary of the grant date, such that the Initial RSU Grant is fully vested on the third anniversary of the date of grant, subject to the Eligible Director’s Continuous Service through each such vesting date. On June 10, 2022, each non-employee director of the Board was granted a Director Initial RSU Grant of 40,462 RSUs.

The amended non-employee director compensation policy also provides for annual grants of RSUs to each director equivalent to $140,000 starting in 2022 and in future years, will vest in full on the earlier of (i) the date of the following year’s Annual Meeting (or the date immediately prior to the next Annual Meeting if the Eligible Director’s service as a director ends at such Annual Meeting due to the director’s failure to be re-elected or the director not standing for re-election); or (ii) the one-year anniversary measured from the date of grant, in each case. In the event of a Change in Control (as defined in the 2022 Plan), any unvested portion of the RSUs would vest immediately prior to the consummation of such Change in Control. On June 10, 2022, each non-employee director of the Board was granted an annual grant of 26,974 RSUs.

The Company will reimburse Eligible Directors for ordinary, necessary and reasonable out-of-pocket travel expenses to cover in-person attendance at and participation in Board and committee meetings; provided, that the Eligible Director timely submit to the Company appropriate documentation substantiating such expenses in accordance with the Company’s travel and expense Policy, as in effect from time to time.

The description of the amended non-employee director compensation policy is not complete and is subject to and qualified in its entirety by reference to the amended non-employee director compensation policy, a copy of which is included as Exhibit 10.22 to this Annual Report on Form10-K.

Emerging Growth Company Status

As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation or golden parachute payments, and to provide information relating to the ratio of total compensation of our CEO to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of common stock as of March 1, 2023, by:

•	each person known by the Company to be the beneficial owner of more than 5% of outstanding shares of common stock;

•	each of the Company’s named executive officers, including its former Chief Operating Officer, and directors;

•	all executive officers and directors of the Company as a group, excluding its former Chief Operating Officer.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 126,964,206 shares of common stock issued and outstanding as of March 1, 2023 and other than as noted below, do not take into account the issuance of any shares of common stock upon the exercise of the Unexercised Warrant Shares. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to the securities they beneficially owned.

Name of Beneficial Owner[1]	Number of Shares of Common Stock Beneficially Owned	% of Ownership
Directors and Named Executive Officers
Subodh Kulkarni(2)	—	*
Rick Danis(3)	646,101	*
Brian Sereda(4)	275,579	*
Chad Rigetti(5)	6,144,379	5.0%
Taryn Naidu(6)	796,326	*
Mike Harburn(7)	445,118	*
David Cowan(8)	—	—
Alissa Fitzgerald(9)	221,097	*
Ray Johnson(10)	247,765	*
Cathy McCarthy(11)	73,780	*
Michael Clifton(12)	1,671,000	1.3%
H. Gail Sandford	—	—
All current executive officers and directors as a group (8 persons)	3,313,527	2.6%
Five Percent Holders
AVG Entities(13)	7,588,642	5.9%
Entities affiliated with Bessemer Venture Partners(14)	21,582,218	17.0%
Insurance Company of the West(15)	9,178,816	7.2%

(1)	Unless otherwise noted, the mailing address of each of those listed in the table above is 775 Heinz Avenue, Berkeley, CA, 94710.
(2)	Dr. Kulkarni was appointed President and Chief Executive Officer on December 12, 2022 and as a director of the Board on December 15, 2022.

(3)

Consists of 335,503 shares of common stock, 92,576 shares of common stock subject to outstanding stock options that are exercisable within 60 days of March 1, 2023 and 218,022 shares of common stock issuable upon the settlement of restricted stock units releasable within 60 days of March 1, 2023.

(4)	Consists of 151,312 shares of common stock and 124,267 shares of common stock issuable upon the settlement of restricted stock units releasable within 60 days of March 1, 2023.
(5)	Information based on a Schedule 13D/A filed by Dr. Rigetti on January 26, 2023 with the SEC. Includes 2,669,371 shares vested and issuable upon exercise of options as of January 26, 2023.
(6)

Information provided for Mr. Naidu is as of the date of his termination of April 18, 2022. Consists of 199,075 shares of common stock held by Mr. Naidu, the former Chief Operating Officer of Rigetti, or his affiliated entity AlphaNuma LLC, and 453,135 shares of common stock subject to outstanding stock options that were exercisable at the time of Mr. Naidu’s termination, 121,871 shares of common stock issuable upon the settlement of restricted stock units that were releasable at the time of Mr. Naidu’s termination and 22,245 shares subject to the exercise of warrants of the Company.

(7)

Information provided for Mr. Harburn is as of his resignation date of February 9, 2022. Consists of 136,368 shares of common stock, 275,607 shares of common stock subject to outstanding stock options that were exercisable at the time of Mr. Harburn’s termination and 33,143 shares of common stock issuable upon the settlement of restricted stock units at the time of Mr. Harburn’s termination.

(8)

David Cowan, a member of the Board, is a partner at Bessemer Venture Partners. Mr. Cowan disclaims beneficial ownership interest of the securities held by the Bessemer Entities (as defined below) referred to in footnote 14 below, except to the extent of his pecuniary interest, if any, in such securities through an indirect interest in the Bessemer Entities.

(9)	Consists of 221,097 shares of common stock subject to outstanding stock options that are exercisable within 60 days of March 1, 2023.
(10)	Consists of 22,788 shares of common stock and 224,977 shares of common stock subject to outstanding stock options that are exercisable within 60 days of March 1, 2023.
(11)	Consists of 73,780 shares of common stock.
(12)	Consists of 1,114,750 shares of common stock and 556,250 issuable upon the exercise of 556,250 private placement warrants to purchase common stock.
(13)

Consists of (i) 860,629 shares of common stock held by AVG - BIV Rigetti Trust1 2020, (ii) 1,022,123 shares of common stock held by AVG - BIV Rigetti Trust2 2020, (iii) 5,585,461 shares of common stock held by AVG - BIV Rigetti Trust3 2020, (iv) 20,429 shares of common stock held by AVGF-BIV 2 Rigetti 2017, LLC, and (v) 100,000 shares of common stock purchased by Alumni Ventures – Rigetti Trust 2022 in the PIPE Financing. Alumni Ventures Group, LLC is the manager of each of the funds, and has power to vote or direct the voting of shares held by each fund. The address of Alumni Ventures Group, LLC and the funds is 670 N. Commercial Street, Suite 403, Manchester, NH 03101.

(14)

Consists of (i) 9,481,710 shares of common stock held by Bessemer Venture Partners X Institutional L.P., or Bessemer Institutional, and 10,100,508 shares of common stock held by Bessemer Venture Partners X L.P., or Bessemer X, and together with Bessemer Institutional, the Bessemer Entities, and (ii) 968,400 shares of common stock purchased by Bessemer Institutional and 1,031,600 shares of common stock purchased by Bessemer X in the PIPE Financing. Deer X & Co. L.P., or Deer X L.P., is the general partner of the Bessemer Entities. Deer X & Co. Ltd., or Deer X Ltd., is the general partner of Deer X L.P. Adam Fisher, Robert P. Goodman, David Cowan, Jeremy Levine, Byron Deeter, Ethan Kurzweil, Alex Ferrara, Brian Feinstein and Stephen Kraus are the directors of Deer X Ltd. and hold the voting and dispositive power for the Bessemer Entities. Investment and voting decisions with respect to the securities held by the Bessemer Entities are made by the directors of Deer X Ltd. acting as an investment committee. Mr. Cowan disclaims beneficial ownership interest of the securities of the Company held by the Bessemer Entities except to the extent of his pecuniary interest, if any, in such securities through an indirect interest in the Bessemer Entities. The address for the Bessemer Entities is c/o Bessemer Venture Partners, 1865 Palmer Avenue, Suite 104, Larchmont, NY 10538.

(15)	Consists of 9,178,816 shares of common stock held by Insurance Company of the West. The address for Insurance Company of the West is 15025 Innovation Drive, San Diego, CA 92128.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2013 Plan(1)	7,089,653	0.272	—
QxBranch Plan(1)	2,053	0.272	—
2022 Plan(2)	1,750,000	0.964	4,748,116
Employee Stock Purchase Plan(3)	—	—	3,055,370

(1)	Following the adoption of the 2022 Plan, no additional equity awards have been or will be granted under the 2013 Plan or QxBranch Plan.
(2)

The number of shares of Common Stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, in an amount equal to 5% of the total number of shares of the Company’s Capital Stock (as defined in the 2022 Plan) outstanding on a fully diluted basis on December 31 of the preceding year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock (or zero). Pursuant to the terms of the 2022 Plan, the number of shares available under the 2022 Plan was increased by 8,182,781 shares effective January 1, 2023.

(3)

The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year, beginning on January 1, 2023 and continuing through and including January 1, 2032, in an amount equal to the lesser of (i) 1% of the total number of shares of Capital Stock (as defined in the ESPP) of the Company outstanding on a fully diluted basis on December 31st of the preceding calendar year, and (ii) 3,055,370 shares of Common Stock. Notwithstanding the foregoing, the Board may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of Common Stock than would otherwise occur pursuant to the preceding sentence. Pursuant to the terms of the ESPP, no shares were added to the reserve on January 1, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this prospectus, below is a description of transactions since January 1, 2021 to which Rigetti was a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of the company’s capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Supernova Class B Ordinary Shares

On December 22, 2020, Supernova Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering and formation costs in consideration of 5,750,000 Supernova Class B ordinary shares. On January 14, 2021, Supernova effected a share dividend, resulting in 7,187,500 Supernova Class B ordinary shares outstanding. On February 22, 2021, the Supernova Sponsor transferred 28,750 Supernova Class B ordinary shares to each of Supernova’s six former independent director nominees. On March 1, 2021, Supernova effected a share dividend, resulting in 8,625,000 Supernova Class B ordinary shares. In connection with the consummation of the Business Combination, the Supernova Class B ordinary shares were converted into 8,625,000 shares of common stock. In August 2022, Supernova Sponsor effected a liquidating pro rata distribution of its shares of common stock to its members, pursuant to which Mr. Clifton, one of our directors, received 1,052,250 of common stock, of which 382,409 shares are subject to vesting conditions.

Private Placement Warrants

On March 4, 2021, Supernova Sponsor purchased an aggregate of 4,450,000 private placement warrants for a purchase price of $2.00 per whole warrant, or $8,900,000 in the aggregate, in a private placement that occurred simultaneously with the closing of Supernova’s IPO. Each private placement warrant entitles the holder to purchase one share of common stock at $11.50 per share, subject to adjustment. The private placement warrants (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the Business Combination. In connection with the consummation of the Business Combination, the Supernova private placement warrants were converted into 4,450,000 Private Warrants of the Company to purchase one share of common stock at an exercise price of $11.50. In August 2022, Supernova Sponsor effected a liquidating pro rata distribution of its Private Warrants to its members, pursuant to which Mr. Clifton, one of our directors, received 556,250 Private Warrants.

Expense Reimbursement

On December 22, 2020, Supernova Sponsor agreed to loan Supernova an aggregate of up to $300,000 to cover expenses related to Supernova’s IPO pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the IPO. Supernova borrowed $275,000 under the Note and repaid the Note in full on March 4, 2021.

Subscription Agreements

At the closing of the Business Combination, (i) Bessemer Venture Partners X L.P. and Bessemer Venture Partners X Institutional L.P. purchased 9,481,710 and 10,100,508 shares of common stock in the PIPE Financing, for a purchase price of $10.00 per share pursuant to separate Subscription Agreements, each dated October 6, 2021, and (ii) 62,500 shares of common stock were issued to one of our directors, Mr. Clifton, pursuant to the PIPE Financing.

Rigetti Holders Support Agreement

On October 6, 2021, in connection with the execution of the Merger Agreement, Supernova entered into the Rigetti Holders Support Agreement with Legacy Rigetti and certain stockholders of Legacy Rigetti pursuant to which such stockholders agreed to vote to adopt and approve, upon the registration statement on Form S-4 being declared effective, the Merger Agreement and all other documents and transactions contemplated thereby.

Sponsor Support Agreement

On October 6, 2021, in connection with the execution of the Merger Agreement, Supernova entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Supernova Sponsor, Legacy Rigetti and Supernova’s directors and officers. Pursuant to the Sponsor Support Agreement, the Supernova Sponsor and Supernova’s directors and officers (“Sponsor Holders”), among other things, agreed to vote all of their shares of Supernova capital stock in favor of the approval of the Business Combination. In addition, pursuant to the Sponsor Support Agreement, (i) 2,479,000 shares of common stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of common stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days, and (ii) 580,273 shares of common stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of common stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days. Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited.

Compensation Arrangements, Stock Option Grants and Indemnification for Executive Officers and Directors

We have employment arrangements with our executive officers that, among other things, provide for certain change in control benefits, as well as severance benefits for executive officers. For a description of these agreements with our named executive officers, see “Item 11. Executive Compensation.”

We have granted stock options, restricted stock units and stock awards to our executive officers and our directors. For a description of these equity awards to our named executive officers and directors, see “Item 11. Executive Compensation.

Amended and Restated Registration Rights Agreement

In connection with the Closing, we, Supernova Sponsor, Supernova directors and officers, Legacy Rigetti directors and officers and certain of Legacy Rigetti securityholders entered into an amended and restated registration rights agreement. Pursuant to the agreement, we agreed that we would file with the SEC a registration statement registering the resale of certain securities held by or issuable to such holders, and we will use reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof. In certain circumstances, certain holders can demand up to two underwritten offerings in any 12 month period, and certain holders are entitled to piggyback registration rights.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers in addition to the indemnification provided in the Bylaws. The indemnification agreements require us to indemnify our directors to the fullest extent permitted by Delaware law. See “Item 10. Directors, Executive Officers and Corporate Governance—Limitation on Liability and Indemnification of Directors and Officers” for information about indemnification agreements and director and officer liability insurance which the Company maintains.

Related Person Transactions Policy

The Board adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us by an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates and entities owned or controlled by any related person.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of the proposed related person transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.

Our audit committee will approve only those transactions that it determines are fair to and in the best interests of the Company. All of the transactions described above were entered into prior to the adoption of such policy.

Item 14.	Principal Accountant Fees and Services.

Changes in Registrant’s Certifying Accountant.

As previously disclosed in our Current Report on Form 8-K filed on March 7, 2022, in connection with the closing of the Business Combination on March 2, 2022, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm. This decision was approved by the Audit Committee of the Board and the Board. Marcum served as the independent registered public accounting firm for Supernova Partners Acquisition Company II, Ltd. (“Supernova”) prior to the business combination.

The Audit Committee of the Board and the Board approved the appointment of BDO USA, LLP (“BDO”) as our independent registered public accounting firm on March 2, 2022. BDO served as the independent registered public accounting firm for Legacy Rigetti prior to the Business Combination.

Principal Accountant Fees and Services

The following tables present the aggregate fees billed by BDO (including Legacy Rigetti) for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year
	2022	2021
Audit fees(1)	$1,031,580	$627,100
Audit-related fees	$—	$—

Total fees	$1,031,580	$627,100

(1)

Audit fees in 2022 consisted of fees billed for professional services rendered for the audit of Rigetti’s 2022 consolidated financial statements, the reviews of 2022 interim condensed consolidated financial statements, audit services in connection with the accounting for the business combination, and audit services provided in connection with other regulatory filings and offerings, including the regulatory filings associated with the business combination and related financings. Audit fees for 2021 consisted of fees billed for professional services rendered for the audit of Legacy Rigetti’s consolidated financial statements (2020 and 2021), the reviews of the applicable historical interim condensed consolidated financial statements, and audit services provided in connection with other regulatory filings and offerings, including the regulatory filings associated with the business combination and related financings.

Pre-Approval Policies and Procedures

Our Audit Committee approves all audit and pre-approves all non-audit services provided by BDO before it is engaged by us to render non-audit services to ensure that the provision of these services does not impair the auditor’s independence. These services may include audit-related services, tax services and other non-audit services.

The pre-approval requirement set forth above does not apply with respect to non-audit services if:

•	all such services do not, in the aggregate, amount to more than 5% of the total fees paid by us to BDO during the fiscal year in which the services are provided;

•	such services were not recognized as non-audit services at the time of the relevant engagement; and

•	such services are promptly brought to the attention of and approved by the Audit Committee (or its delegate) prior to the completion of the annual audit.

The Audit Committee elected to delegate pre-approval authority to the chair of the Audit Committee to approve any one or more individual permitted non-audit services. The chair will report any pre-approval granted at the next meeting of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The financial statements schedules and exhibits filed as part of this Annual Report are as follows:

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a)(2) Financial Statement Schedules

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022
3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022
4.1	Specimen Common Stock Certificate.	8-K	001-40140	4.1	March 7, 2022
4.2	Specimen Warrant Certificate.	8-K	001-40140	4.2	March 7, 2022
4.3	Warrant Agreement between American Stock Transfer & Trust Company, LLC and Supernova Partners Acquisition Company II, Ltd., dated March 1, 2021.	8-K	001-40140	4.1	March 4, 2021
4.4*	Description of the Registrant’s Securities
10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2022, by and among New Rigetti, the Sponsor and the other holders party thereto.	8-K	001-40140	10.1	March 7, 2022
10.2	Form of Subscription Agreement for PIPE Financing.	8-K	001-40140	10.2	October 6, 2021
10.3	Sponsor Support Agreement, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc., Supernova Partners II LLC and certain other parties thereto.	8-K	001-40140	10.3	October 6, 2021
10.4	Rigetti Holders Support Agreement, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc. and certain other parties thereto.	8-K	001-40140	10.4	October 6, 2021
10.5	Letter Agreement, dated as of March 1, 2021, among Supernova, the Sponsor and Supernova’s officers and directors.	8-K	001-40140	10.1	March 4, 2021
10.6	Loan and Security Agreement dated March 10, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.14	February 8, 2022
10.7	Amendment No. 1 to Trinity Loan and Security Agreement dated May 18, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.15	February 8, 2022
10.8	Amendment No. 2 to Trinity Loan and Security Agreement dated October 21, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.16	February 8, 2022
10.9	Amendment No. 3 to Trinity Loan and Security Agreement dated January 27, 2022, by and between Rigetti & Co. LLC and Trinity Capital Inc.	S-4/A	333-260692	10.17	February 8, 2022
10.10	Guaranty Agreement dated January 27, 2022, by and between Rigetti Holdings, Inc. and Trinity Capital Inc.	S-4/A	333-260692	10.18	February 8, 2022

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.11	Amended and Restated Warrant to Purchase Stock, dated March 9, 2021, issued to Trinity Capital Inc. by Rigetti & Co, Inc.	S-4/A	333-260692	10.21	February 8, 2022
10.12	Manufacturing Agreement dated May 28, 2020, by and between Rigetti and Sparqtron Corporation.	S-4/A	333-260692	10.19	February 8, 2022
10.13#	Rigetti & Co, Inc. 2013 Equity Incentive Plan, as amended.	10-Q	001-40140	10.21	May 16, 2022
10.14#	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.22	February 8, 2022
10.15#	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.23	February 8, 2022
10.16#	Rigetti Computing, Inc. 2022 Equity Incentive Plan.	8-K	001-40140	10.16	March 7, 2022
10.17#	Form of Stock Option Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.17	March 7, 2022
10.18#	Form of RSU Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.18	March 7, 2022
10.19#	Form of Stock Award Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.19	March 7, 2022
10.20#	Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-40140	10.20	March 7, 2022
10.21#	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-40140	10.21	March 7, 2022
10.22#	Non-Employee Director Compensation Policy.	10-Q	001-40140	10.2	August 12, 2022
10.23	Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I, as amended.	S-4/A	333-260692	10.12	February 8, 2022
10.24	Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd., as amended.	S-4/A	333-260692	10.13	February 8, 2022
10.25#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Chad Rigetti.	S-4/A	333-260692	10.24	February 8, 2022
10.26#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Brian Sereda.	S-4/A	333-260692	10.25	February 8, 2022
10.27#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Taryn Naidu.	S-4/A	333-260692	10.26	February 8, 2022
10.28#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Mike Harburn.	S-4/A	333-260692	10.28	February 8, 2022

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.29#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Rick Danis.	S-4/A	333-260692	10.29	February 8, 2022
10.30#	Executive Employment Agreement, dated March 14, 2022, between Rigetti Computing, Inc. and Greg Peters.	S-1	333-263798	10.30	March 23, 2022
10.31	Warrant Subscription Agreement, dated as of October 6, 2021, between Rigetti Holdings, Inc. and Ampere Computing LLC.	8-K	001-40140	99.2	July 6, 2022
10.32	Ampere Warrant, dated as of June 30, 2022, issued by Rigetti Computing, Inc.	8-K	001-40140	99.3	July 6, 2022
10.33	Common Stock Purchase Agreement, dated as of August 11, 2022, by and between Rigetti Computing, Inc. and B. Riley Capital II, LLC.	10-Q	001-40140	10.5	August 11, 2022
10.34	Registration Rights Agreement, dated as of August 11, 2022, by and between Rigetti Computing, Inc. and B. Riley Capital II, LLC.	10-Q	001-40140	10.6	August 11, 2022
10.35#	Interim President and Chief Executive Officer Letter Agreement for Rick Danis, dated as of December 1, 2022	8-K	001-40140	10.1	December 2, 2022
10.36#	Executive Employment Agreement, dated December 7, 2022, by and between Rigetti Computing, Inc. and Dr. Subodh Kulkarni.	8-K	001-40140	10.1	December 8, 2022
10.37#	Executive Employment Agreement, dated February 9, 2023, by and between Rigetti Computing, Inc. and Jeffrey Bertelsen.	8-K	001-40140	10.1	February 10, 2023
10.38#	Separation Agreement for Chad Rigetti, dated as of February 14, 2023	8-K	001-40140	10.1	February 16, 2023
21.1	List of Subsidiaries of Rigetti Computing, Inc.	8-K	001-40140	21.1	March 7, 2022
23.1*	Consent of BDO USA LLP
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGETTI COMPUTING, INC.

Date: March 27, 2023	By:	/s/ Dr. Subodh Kulkarni
Dr. Subodh Kulkarni
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dr. Subodh Kulkarni, Jeffrey Bertelsen and Rick Danis, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Subodh Kulkarni	Chief Executive Officer and Director	March 27, 2023
Subodh Kulkarni	(Principal Executive Officer)

/s/ Jeffrey Bertelsen	Chief Financial Officer	March 27, 2023
Jeffrey Bertelsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Clifton	Director	March 27, 2023
Michael Clifton

/s/ David Cowan	Director	March 27, 2023
David Cowan

/s/ Alissa Fitzgerald	Director	March 27, 2023
Alissa Fitzgerald

/s/ Ray Johnson	Director	March 27, 2023
Ray Johnson

/s/ Cathy McCarthy	Chair of the Board of Directors	March 27, 2023
Cathy McCarthy

/s/ H. Gail Sandford	Director	March 27, 2023
H. Gail Sandford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Spokane, Washington, PCAOB ID #243)	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2022 and for the Eleven Months Ended December 31, 2021	F-4
Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 2022 and for the Eleven Months Ended December 31, 2021	F-5
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Year Ended December 31, 2022 and for the Eleven Months Ended December 31, 2021	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Eleven Months Ended December 31, 2021	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Rigetti Computing, Inc.
Berkeley, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rigetti Computing, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022 and for the eleven months ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the eleven months ended December 31, 2021
,
in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in 2022 due to the adoption of Topic 842: Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/

BDO USA, LLP
We have served as the Company’s auditor since 2021.
Spokane, Washington
March 27, 2023

RIGETTI COMPUTING, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$57,888	$11,729
Available-for-sale investments	84,923	—
Accounts receivable	6,235	1,543
Prepaid expenses and other current assets	2,450	1,351
Forward contract - assets	2,229	—
Deferred offering costs	742	3,449

Total current assets	154,467	18,072
Property and equipment, net	39,530	22,497
Operating lease right-of-use assets, net	9,316	—
Restricted cash	—	317
Other assets	129	165
Goodwill	—	5,377

Total assets	$203,442	$46,428

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,938	$1,971
Accrued expenses and other current liabilities	8,205	3,806
Deferred revenue	961	985
Debt - current portion	8,303	575
Operating lease liabilities - current	2,345	—
Forward contract - liabilities	—	230

Total current liabilities	21,752	7,567
Debt - net of current portion	20,635	24,216
Operating lease liabilities - noncurrent	7,858	—
Derivative warrant liabilities	1,767	4,355
Earn-out liabilities	1,206	—
Other liabilities	—	295

Total liabilities	53,218	36,433
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock*, par value $0.0001 per share; 0 shares and 80,974,757 shares authorized at December 31, 2022 and December 31, 2021, respectively; 0 shares and 77,696,679 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	81,523
Stockholders’ equity (deficit):
Preferred Stock, par value $0.0001 per share; 10,000,000 shares and 0 shares authorized at December 31, 2022 and December 31, 2021, respectively; 0 shares and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock*, par value $0.0001 per share; 1,000,000,000 shares and 134,050,472 shares authorized at December 31, 2022 and December 31, 2021, respectively; 125,257,233 shares and 18,221,069 shares issued and outstanding at December 21, 2022 and December 31, 2021, respectively	12	2
Additional paid-in capital	429,025	135,549
Accumulated other comprehensive gain (loss)	(161)	52
Accumulated deficit	(278,652)	(207,131)

Total stockholders’ equity (deficit)	150,224	(71,528)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$203,442	$46,428

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

RIGETTI COMPUTING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)

	Year Ended December 31,	11 Months Ended December 31,
	2022	2021

Revenue	$13,102	$8,196
Cost of revenue	2,873	1,623

Total gross profit	10,229	6,573

Operating expenses:
Research and development	59,952	26,928
Sales and marketing	6,348	2,475
General and administrative	47,632	11,299
Goodwill impairment	5,377	—

Total operating expenses	119,309	40,702

Loss from operations	(109,080)	(34,129)

Other income (expense), net:
Interest expense	(5,286)	(2,465)
Interest income	2,433	10
Change in fair value of derivative warrant liabilities	22,132	(1,664)
Change in fair value of earn-out liability	19,207	—
Transaction costs	(927)	—
Other income	—	7

Total other income (expense), net	37,559	(4,112)
Net loss before provision for income taxes	(71,521)	(38,241)
Provision for income taxes	—	—

Net loss	$(71,521)	$(38,241)

Net loss per share attributable to common stockholders - basic and diluted	$(0.70)	$(1.64)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted*	102,300,852	23,337,127

*	Weighted-average shares have been retroactively restated to give effect to the Business Combination.
The accompanying notes are an integral part of these consolidated financial statements.

RIGETTI COMPUTING, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31, 2022	11 Months Ended December 31, 2021

Net loss	$(71,521)	$(38,241)
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	101	(5)
Change in unrealized loss on available-for-sale securities	(314)	—

Comprehensive loss	$(71,734)	$(38,246)

The accompanying notes are an integral part of these consolidated financial statement

RIGETTI COMPUTING, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Redeemable Convertible Preferred Stock*		Common Stock*		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)

Balance, January 31, 2021	77,696,679	$81,523	16,582,525	$2	$133,406	$57	$(168,890)	$(35,425)
Issuance of common stock upon exercise of stock options	—	—	1,404,966	—	375	—	—	375
Issuance of common stock upon exercise of common stock warrants	—	—	233,578	—	3	—	—	3
Stock-based compensation	—	—	—	—	1,765	—	—	1,765
Foreign currency translation loss	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(38,241)	(38,241)

Balance, December 31, 2021	77,696,679	81,523	18,221,069	2	135,549	52	(207,131)	(71,528)

Issuance of common stock upon conversion of legacy Series C and Series C-1 preferred stock in connection with the Business Combination (Note 3)	(77,696,679)	(81,523)	57,380,563	6	81,517	—	—	81,523
Issuance of common stock upon exercise of stock options	—	—	2,768,568	—	1,020	—	—	1,020
Issuance of common stock upon exercise of common stock warrants	—	—	4,818,630	—	5,048	—	—	5,048
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities	—	—	34,850,706	3	159,535	—	—	159,538
Issuance of common stock upon release of RSUs	—	—	7,046,689	1	(1)	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370	—	—	6,370
Settlement of the first tranche of forward contract	—	—	—	—	(3,305)	—	—	(3,305)
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(1,520)	—	—	(1,520)
Issuance of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	—	—	171,008	—	—	—	—	—
Stock-based compensation	—	—	—	—	44,812	—	—	44,812
Foreign currency translation gain	—	—	—	—	—	101	—	101
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	—	—	(71,521)	(71,521)

Balance, December 31, 2022	—	$—	125,257,233	$12	$429,025	$(161)	$(278,652)	$150,224

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible
Series C-1
Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these consolidated financial statements

RIGETTI COMPUTING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,	11 Months Ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(71,521)	$(38,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,017	4,651
Stock-based compensation	44,812	1,765
Change in fair value of earnout liability	(19,207)	—
Change in fair value of derivative warrant liabilities	(22,132)	1,664
Change in fair value of forward contract	(5,764)	230
Accretion of available-for-sale securities	(949)	—
Amortization of debt issuance costs	917	513
Amortization of debt commitment fee asset	266	94
Accretion of debt end of term liabilities	285	122
Non-cash lease expense	537	—
Goodwill impairment	5,377	—
Changes in operating assets and liabilities:
Accounts receivable	(4,692)	(1,063)
Prepaid expenses and other current assets	(1,099)	(315)
Other assets	34	(35)
Deferred revenue	(24)	493
Accounts payable	(707)	(389)
Accrued expenses and other current liabilities	4,456	1,554
Other liabilities	(295)	(87)

Net cash used in operating activities	(62,689)	(29,044)

Cash flows from investing activities
Purchases of property and equipment	(22,737)	(7,008)
Purchases of available-for-sale securities	(84,287)	—

Net cash used in investing activities	(107,024)	(7,008)

Cash flows from financing activities
Proceeds from Business Combination, net of transaction costs paid	225,604	—
Transaction costs paid directly by Rigetti	(18,842)	—
Proceeds from issuance of notes payable	5,000	27,000
Payments on principal of notes payable	(1,291)	—
Payments on debt issuance costs	(85)	(247)
Payment on loan and security agreement exit fees	(1,000)	—
Payments on deferred offering costs	—	(1,548)
Proceeds from issuance of common stock upon exercise of stock options and warrants	6,068	378

Net cash provided by financing activities	215,454	25,583

Effect of changes in exchange rate on cash and restricted cash	101	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	45,842	(10,474)
Cash, cash equivalents, and restricted cash at beginning of period	12,046	22,520

Cash, cash equivalents, and restricted cash at end of period	$57,888	$12,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,819	$1,489
Supplemental disclosure of non-cash financing activity:
Initial fair value of earn-out liability acquired in merger	$20,413	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$1,900
Fair value of loan and security agreement warrant liability	$—	$2,691
Initial fair value of private placement and public warrants liability acquired in merger	$22,932	$—
Reclassification of loan and security agreement warrants to equity	$6,370	$—
Settlement of the first tranche of forward contract	$3,305	$—
Capitalization of deferred costs to equity upon share issuance	$1,520	$—
Purchases of property and equipment recorded in accounts payable	$673	$—
Purchases of property and equipment recorded in accrued expense	$639	$—
Unrealized loss on short term investments	$314	$—
Right-of-use assets recorded on adoption of ASU 2016-02	$6,270	$—
Operating lease liabilities recorded on adoption of ASU 2016-02	$6,620	$—
Lease liabilities arising from obtaining right-of-use assets	$4,892	$—
The accompanying notes are an integral part of these consolidated financial statements

RIGETTI COMPUTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rigetti issuing stock for the net assets of SNII, accompanied by a recapitalization. The primary asset acquired from SNII was cash. Separately, the Company also assumed warrants that were deemed to be derivatives and meet liability classification subject to fair value adjustment measurements upon closing of the Business Combination (the “Closing”). No goodwill or other intangible assets were recorded as a result of the Business Combination.

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
The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts in tables, except share and per share amounts, in the notes to the consolidated financial statements are presented in thousands unless otherwise noted.
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
Based on our forecasts, we believe that our existing cash and cash equivalents and available for sale investments will be sufficient to meet our anticipated operating cash needs for at least the next 12 months from the issuance of these financial statements based on our current business plan and expectations and assumptions considering current macroeconomic conditions.
COVID-19
and Macroeconomic Conditions
— As of December 31, 2022, and December 31, 2021, the Company’s financial position was not significantly impacted by the effects of
COVID-19.
However, the duration and intensity of the
COVID-19
pandemic and any resulting disruption to the Company’s operations remains somewhat uncertain. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets, disruption to banking systems, and rising inflation and interest rates in the U.S. and worldwide resulting from the effects of
COVID-19
and otherwise. If these conditions persist and deepen, the Company could experience an inability to access additional capital or our liquidity could otherwise be impacted. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.
Change in Fiscal Year
— In October 2021, the board of directors of Rigetti approved a change to Rigetti’s fiscal year-end
from January 31 to December 31, effective December 31, 2021. The Company believes the year-end
change is important and useful to its financial statement users to allow for increased comparability with its industry peers. As a result of this change, the Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2022. Rigetti’s fiscal year 2021 covers a period of 11 months starting from February 1, 2021 and ending on December 31, 2021.

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
Use of Estimates
— The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Such management estimates include, but are not limited to, the fair value of share-based awards, the fair value of the convertible preferred stock warrants, the fair value of the Forward Warrant Agreement (as defined below) , the fair value of derivative warrant liabilities, the fair value of Sponsor Vesting Shares issued in connection with the business combination (See Note 3), goodwill and intangible assets, accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Principals of Consolidation
—The consolidated financial statements include the accounts of Rigetti and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
— Certain amounts reported previously have been reclassified to conform to current presentation, with no effect on stockholders’ equity or net loss as previously presented.
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
Foreign Currency
— The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are the local currencies (UK pounds sterling, Australian dollar and Canadian Dollar), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. All assets and liabilities of the foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenue and expenses are translated at average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into US dollars is reflected as a foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive gain (loss). Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income (expense), net in the consolidated statements of operations and are de minimis for the year ended December 31, 2022 and 11 months ended December 31, 2021.

Comprehensive Loss
— Comprehensive loss consists of two components including net loss and other comprehensive loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from consolidation of its foreign subsidiaries and unrealized loss on available-for-sale
securities.
Cash, Cash Equivalents and Restricted Cash
— As of December
31, 2022 and December 31, 2021, cash consists primarily of checking and savings deposits. As of December 31, 2022, cash equivalents consist primarily of money market funds. There were no cash equivalents as of December 31, 2021. The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. These cash equivalents are stated at cost, which approximates fair value.
The Company’s restricted cash balance includes cash whose use is limited by contractual provisions. As of December 31, 2022, there was no restricted cash. As of December 31, 2021, restricted cash consists of cash secured as collateral for letters of credit in favor of the Company’s landlord and its corporate credit card program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash	$21,542	$11,729
Cash e quivalents	36,346	—
Restricted cash	—	317

Total cash, cash equivalents and restricted cash	$57,888	$12,046

Investments
—
The Company classifies its investments in fixed income securities as available-for-sale
debt investments. The Company’s investments consist of U.S Treasury securities, commercial paper, and corporate bonds that have a maturity of one year or less. These investments are recorded in the consolidated balance sheets at fair value. The fair value of our underlying investments is based on observable inputs and classified as Level 1 and Level 2. Unrealized gains and losses on these investments are included as a separate component of Accumulated Other Comprehensive Loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations. See Note 15 for further information on fair value.
Accounts Receivable
— Accounts receivable are recorded at invoice value, net of allowance for doubtful accounts. Unbilled receivables are included in accounts receivable and include amounts that were invoiced subsequent to the period end for which revenue was recognized in advance of the right to invoice. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections, and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. As of December 31, 2022 and December 31, 2021, the Company does not have any allowances for doubtful accounts.
Prepaid Expenses and Other Current Assets
— Prepaid expenses and other current assets include prepaid software, prepaid insurance, other prepaid expenses, all of which are expected to be recognized or realized within the next 12 months.

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
The
Company incurred $2.3 million of offering costs for the year ended December 31, 2022, which related to filing new registration statements with the SEC after the close of the Business Combination. These costs are incremental to those disclosed in Note 3. A portion of the offering costs amounting to $0.7 million relates to the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC. As of December 31, 2022, while the registration statement related to the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC was filed with the SEC, there were no shares issued other than the commitment shares referred to in Note 12. As such $0.7 million of the offering costs were classified as deferred offering costs. As of December 31, 2021, the Company had recorded deferred offering costs of $3.4 million, all of which are related to the Business Combination as discussed in Note 3.
Property and Equipment, Net
— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for furniture and other assets and information technology hardware (“IT hardware”), seven years for process equipment, and three to ten years for quantum computing fridges. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in other income (expense) in the consolidated statements of operations.
Long-lived assets, which consist of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. When such events or changes in circumstances occur, the Company performs an undiscounted cash flow analysis to determine if an impairment exists and, if so, an impairment loss would be recorded based on the excess of the carrying amount of the asset (asset group) over its fair value. During the year ended December 31, 2022 the Company determined there was a triggering event and an undiscounted cash flow analysis was performed. Based on the results of this analysis, the Company’s long-lived assets were not impaired and no impairment charge was recorded. During the 11 months ended December 31, 2021 no triggering events were noted.
Goodwill
— Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. Goodwill has an indefinite useful life and is not amortized. The Company reviews its goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the Company may exceed its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount, including goodwill. If that is the case, the Company performs a quantitative impairment test, and, if the carrying amount of the Company exceeds its fair value, then the Company will recognize an impairment charge for the amount by which its carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill.
The Company determined a triggering event existed in the fourth quarter of 2022 resulting from the sustained decline in the Company’s stock price. A quantitative impairment test was performed and as a result, the Company recognized a $5.4 million goodwill impairment charge for the year ended December 31, 2022.
Deferred Financing Costs
— The incremental cost, including the fair value of warrants, directly associated with obtaining debt
financing is capitalized as deferred financing costs upon the issuance of the debt and amortized over the term of the related debt agreement using the effective-interest metho
d
with such amortized amounts included as a component of interest expense in the consolidated statements of operations. Unamortized deferred financing costs are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt obligatio
n
.

Public and Private Warrants
— At the Closing Date of the Business Combination, SNII
had 4,450,000 Private Warrants and
8,625,000
 Public warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $
11.50
per share, subject to adjustments, and will expire
five years
after the Business Combination or earlier upon redemption or liquidation.

The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed
option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities in the consolidated balance sheet at fair value upon the closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants are measured using the Black-Scholes option-pricing model.
The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities because they include a provision whereby if there is not an effective registration statement, the warrant holders have a cap of 0.361 shares of Common Stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise. Subsequent to the separate listing and trading of the Public Warrants, their fair value has been measured based on the observable listed prices for such warrants. Upon consummation of the Business Combination, the Company recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in
capital. On December 31, 2022, the fair value of the Public Warrants decreased to $0.7 million with the corresponding gain from the change in fair value recorded in the consolidated statement of operations for the year ended December 31, 2022.
See Note 13 and 15 for further information on fair value.
Derivative Warrant Liabilities
— The
Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”) at the initial recognition date.
Other than the Public and Private Warrants noted above, the Company also issued warrants to Trinity Capital which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black- Scholes model and are subsequently remeasured at each reporting period with changes recorded as a component of other (expense) income in the Company’s consolidated statements of operations. During the year ended December 31, 2022 these warrants were exercised and are no longer outstanding.
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
These Sponsor Vesting Shares are accounted for as liability classified instruments because the
Earn-Out
Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the Common Stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $20.4 million at the Closing Date.
As of December 31, 2022, the
Earn-Out
Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $1.2 million. The change in the fair value of $19.2 million for the year ended December 31, 2022 is included in gain on fair value change, net in the condensed consolidated statements of operations.

Significant inputs into the respective valuation models at March 2, 2022 (the initial recognition) and December 31, 2022 are as follows:

Valuation Assumptions	Initial Recognition on March 2, 2022	December 31, 2022
Stock Price	$9.43	$0.73
Simulated trading days	1,198	1,050
Volatility (annual)	30.50%	109.30%
Risk-free rate	1.74%	4.04%
Estimated time to expiration (years)	5.000	4.170
Revenue Recognition
— The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606,
 Revenue from Contracts with Customers
and accounts for certain contract costs in accordance with
ASC 340-40,
 Other Assets and
Deferred
Costs—Contracts with Customers.
The Company recognizes revenue from contracts
with
customers by applying the following five-step model:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when (or as) performance obligations are satisfied
The Company generates revenue through its Quantum Computing as a Service (“QCaaS”) and development contracts and other services. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to (“QCaaS”) is recognized over time as access to the systems is provided on a ratable basis over the subscription term, which can range from six months to two years. This time-based input measure of progress provides a faithful depiction of the transfer of the services because the benefits the customer obtains generally equals the benefit from its access to the systems throughout the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. This output method provides a faithful depiction of the transfer of the services because the customer has purchased a specified quantity of hours of usage that diminishes each time an hour is expended and therefore each hour of access to the systems is considered a discrete delivery of underlying services in these arrangements.
Development contracts are generally multi-year,

non-recurring

arrangements in which the Company provides professional services regarding practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications that will provide commercial value to the customer in areas of business interest. Development contracts are typically fixed fee arrangements invoiced on a milestone basis but may also be invoiced on a time and materials or cost reimbursement basis in certain cases. Revenue related to development contracts and other services is recognized over time based on completed milestones or hours or costs incurred as appropriate. Revenue for partially completed milestones deemed probable of being met is recognized using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the milestone. This input measure of progress provides a faithful depiction of the transfer of the services because it closely depicts the Company’s efforts or inputs to the satisfaction of the performance obligation. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

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
The Company’s contracts with customers may include renewal or other options at fixed prices. Determining whether such options are considered distinct performance obligations that provide the customer with a material right and therefore should be accounted for separately requires significant judgment. Judgment is required to determine the standalone selling price for each renewal option to determine whether the renewal pricing is reflective of standalone selling price or is reflective of a discount that would provide the customer with a material right. Based on the Company’s assessment of standalone selling prices, the Company determined that there were no significant material rights provided to its customers requiring separate recognition.
The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract liability (deferred revenue) is also recorded. If revenue is recognized in advance of the right to invoice, a contract asset or unbilled receivable is recorded, depending on whether the Company’s right to consideration is considered conditional or unconditional. Unbilled receivables are included within accounts receivable in the consolidated balance sheets.
In instances where the timing of revenue recognition differs from the timing of the right to invoice, the Company has determined that a significant financing component generally does not exist. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the products and services and not to receive financing from or provide financing to the customer. Additionally, the Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less.
Payment terms on invoiced amounts are typically net 30 days. The Company does not offer rights of return for its products and services in the normal course of business, and contracts generally do not include service-type warranties that provide any incremental service to the customer beyond providing assurance that the goods and services conform to applicable specifications or customer-specific or subjective acceptance provisions. The Company also excludes from revenue government-assessed and imposed taxes on revenue-generating activities that are invoiced to customers.
Costs of Obtaining and Fulfilling Contracts
— The Company has elected to apply the practical expedient to expense contract acquisition costs as incurred when the expected amortization period is one year or less. The Company capitalizes incremental costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation(s) under the contract, and (iii) are expected to be recovered through revenue generated under the contract.

Cost of Revenue
— Cost of revenue consists primarily of all direct and indirect cost associated with providing QCaaS offerings and development contracts and other services, including employee salaries and employee related costs, including compensation, bonuses, employee taxes and benefit costs of program management and personnel associated with the delivery of goods and services to customers. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to providing the QCaaS offerings and development contracts
and
other services.
Research and Development
— Research and development costs are expensed as incurred. Research and development expenses include compensation, employee benefits, stock-based compensation, outside consultant fees, allocation of facility costs, depreciation and amortization, materials and components purchased for research and development.
General and Administrative
— General and administrative expenses include compensation, employee benefits, stock-based compensation, legal, insurance, finance administration and human resources, an allocation of facility costs (including leases), bad debt costs, professional service fees, and an allocation of other general overhead costs including depreciation and amortization to support Rigetti’s operations, which consists of operations other than associated with providing QCaaS offerings and development contracts and other services.
Sales and Marketing —
Sales and marketing expenses consist primarily of compensation including stock-based compensation, employee benefits of sales and marketing employees, outside consultants fees, travel and marketing and promotion costs.
Capitalized Software —
The Company capitalizes the costs to develop
its internal-use software
when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are included in property and equipment in the consolidated balance sheets and are amortized on a straight-line basis over the estimated useful life of the related asset. These capitalized costs are primarily related to the software infrastructure supporting the quantum computing services purchased by customers. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional features and functionality. Maintenance costs are expensed as incurred. During the year ended December 31, 2022 and 11 months ended December 31, 2021, no capitalized software has been recorded.
Income Taxes
— Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets. The Company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

Net Loss Per Share
— Basic net loss per common share is computed by dividing the net loss available to Common Stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to Common Stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of common shares and potential common shares outstanding when the impact is not antidilutive. Potential common shares from stock options, unvested restricted stock units and Common Stock warrants are computed using the treasury stock method, while those from convertible Series C and
C-1
Preferred Stock are computed using the
if-converted
method. Contingently issuable shares are included in basic net loss per share only when
there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computation of basic net loss per share.
Stock-Based Compensation
— The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company’s share-based compensation awards are all equity-classified and consist of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”). Most stock options have service vesting conditions ranging from 1 to 5 years. RSAs are fully vested on grant date. RSUs granted under the Rigetti & Co., Inc. 2013 Equity Incentive Plan (the “2013 Plan”) have a
4-year
service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control
event, successful initial public offering or successful merger with a special purpose acquisition company, which was satisfied at the Closing. RSUs granted under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) have a service vesting condition only. The Company occasionally issues awards that might have different vesting conditions.
Compensation expense is based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for awards that have a service only condition. Compensation expense for awards with service and performance and/or market conditions is recognized using a graded vesting method. Compensation expense for RSAs is recognized fully on grant date. Compensation expenses for awards with a market condition are recognized over the requite service period regardless of whether the market condition is met unless the service requirement is not met. The Company has elected to account for forfeitures of employee stock awards as they occur.
Fair Value Measurements
— The Company reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis... Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.
Level 3—Inputs are unobservable for the asset or liability.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

Concentrations of Credit Risk
— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments in the form of commercial paper and corporate bonds, and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.
Significant
customers that represent 10% or more of revenue are set forth in the following tables:

	For the Year Ended December 31,	For the 11 months ended December 31,
Customer	2022	2021

Customer A	33%	16%
Customer B	18%	20%
Customer C	15%	15%
Customer D	14%	29%
Customer E	11%	*
Customer F	*	17%
*Customer accounted for less than 10% of revenue in the respective period
Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	December 31,	December 31,
Customer	2022	2021
Customer A	65%	*
Customer B	13%	35%
Customer C	10%	34%
Customer D	*	29%
*Customer accounted for less than 10% of accounts receivable in the respective period
Sales to government entities comprised 81.3% and 80.0% of the Company’s total revenue for the year ended December 31, 2022 and 11 months ended December 31, 2021, respectively.
Recently Adopted Accounting Pronouncements
— In February 2016, the FASB issued ASU
2016-0
2,
Leases and related subsequently issued ASUs (collectively, “Topic 842”), which supersedes Topic 840. From a lessee perspective, the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
(“ROU”) asset representing its right to use the underlying asset for the lease term. There continues to be a differentiation between finance leases (which replace capital leases as so identified under Topic 840) and operating leases. However, the principal difference from the previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The updated guidance also requires additional quantitative and qualitative disclosures and allows various practical expedients.

The Company adopted Topic 842 effective January 1, 2022, using the modified retrospective transition option of applying the new standard at the adoption date for all leases with an original term greater than 12 months. The Company elected the package of practical expedients requiring no reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. Adoption of the standard had a material impact on the Company’s consolidated balance sheet by recognizing operating lease ROU assets and operating lease liabilities but did not have an impact on its consolidated statement of operations or cash flows on the date of adoption. The adoption of Topic 842 was recorded as of January 1, 2022 and resulted in the recognition of operating lease ROU assets and operating lease liabilities of $6.3 million and $6.6 million respectively and a $0.3 million adjustment to deferred rent, with no impact to accumulated deficit as of January 1, 2022. The period ended December 31, 2021 continues to be reported in accordance with the Company’s historic accounting under previous lease guidance, Topic 840.
The Company determines if an arrangement includes a lease at inception. Operating leases are included in the Company’s balance sheet as operating lease ROU assets and operating lease liabilities as of December 31, 2022.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of its lease payments, the Company uses an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date, lease modification date, or the date of adoption of Topic 842. The operating lease ROU assets also include any lease payments made less lease incentives. The Company’s leases may include options to extend or terminate the lease, which is considered in the lease term when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term, taking into account adjustments for provisions such as free rent, escalating base monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of required payments. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases. The Company considers leases with a term of 12 months or less at the date of commencement to be short-term.
In May 2021, the FASB issued ASU No.
2021-04, Earnings
Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic
470-50),
Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU
2021-04”).
The guidance in ASU
2021-04 clarifies
and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.The
Company adopted ASU 2021-04 as
of January 1, 2022. The adoption of ASU
2021-04 did
not have an impact on the Company’s financial position and results of operations.
In December 2019, the FASB issued ASU
2019-12, Income
Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted this ASU on January 1, 2022. Adoption did not have a significant impact on the Company’s financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted
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
In August 2020, the FASB issued ASU
No. 2020-06,
Debt - (Topic 815) (“ASU
No. 2020-06”),
which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. The amendments in ASU No.
2020-06 are
effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.
In April 2019, the FASB issued
ASU 2019-04, Codification Improvements
to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.
ASU No. 2019-04 was
issued as part of the FASB’s ongoing project to improve upon its Accounting Standards Codification (ASC), and to clarify and improve areas of guidance related to recently issued standards on credit losses, hedging, and recognition and measurement. For entities that have not yet adopted the guidance in
Update 2016-13, the
effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in
Update 2016-13. The
amendments related to ASC 326 are effective for the Company as of January 1, 2023. The adoption of the ASU is not expected to have a material impact on its consolidated financial statements.
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
No shares of Preferred Stock were issued and outstanding as of December 31, 2022.
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

As a result of and upon the effective time of the Domestication (which occurred on March 1, 2022), among other things:(1) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of SNII (“SNII Class A ordinary share”) converted automatically, on a one-for-one
basis, into a share of Common Stock; (2) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of SNII (“SNII Class B ordinary share”) converted automatically, on a one-for-one
basis, into a share of Common Stock; (3) each then issued and outstanding whole warrant of SNII to purchase one SNII Class A ordinary share converted automatically into a Public Warrant to acquire one share of Common Stock at an exercise price of $11.50 per share pursuant to the Warrant Agreement, dated March 1, 2021, between SNII and American Stock Transfer & Trust Company, as warrant agent; (4) and each then issued and outstanding unit of SNII (the “SNII Units”) was separated and converted automatically into one share of Common Stock and one-fourth
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
In connectio
n with the execution of the Merger Agreement, SNII entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, Legacy Rigetti and SNII’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and SNII’s directors and officers (“Sponsor Holders”), among other things, agreed to vote all of their shares of SNII capital stock in favor of the approval of the Business Combination. In addition, pursuant to the Sponsor Support Agreement, (i)
2,479,000
shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year
period following the Closing, the volume weighted average price of Common Stock equals or exceeds $
12.50
for any
twenty trading days
within a period of
thirty consecutive trading days
, and (ii)
580,273
shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year
period following the Closing, the volume weighted average price of Common Stock equals or exceeds $
15.00
for any
twenty trading days
within a period of
thirty consecutive trading days
. Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited. (Refer to Note 2 for related significant accounting policy for the Sponsor
Earn-Out
Liability).

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
On December 23, 2021, SNII entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with two investors (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”) pursuant to which the Subsequent PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Subsequent PIPE Investors, an aggregate of
4,390,244 shares of Common Stock at a price of $10.25 per share, for aggregate gross proceeds of $45.0 Million (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). Pursuant to the Subscription Agreements, Rigetti agreed to provide the PIPE Investors with certain registration rights with respect to the shares purchased as part of the PIPE Financing. The PIPE Financing was consummated immediately prior to the Merger.
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

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled

$20.65 million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Warrants and Sponsor Vesting Shares were expensed in the consolidated statements of operations. Of the total transaction cost of

$20.65 million, $19.75 million was recorded to additional
paid-in
capital as a reduction of proceeds and the remaining $0.9 million was recognized in the consolidated statements of operations during the year ended December 31, 2022. Transaction cost paid through cash during the year ended December 31, 2022, equals $16.7 million. For the year ended December 31, 2022, the Company also paid a one-time
bonus to certain employees related to the business combination of $2.1 million.

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
one-for-one
and for Legacy
Series C-1
Preferred Stock was
eight-for-one.

4. INVESTMENTS
As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $36.3 million in money market funds, $58.2 million in United States Treasury securities, $3.6 million in corporate bonds and $23.1 million in commercial paper. The money market funds are classified as cash equivalents in the consolidated balance sheets. The Company classifies its investments in fixed income securities as available-for-sale.
Available-for-sale
marketable securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding loss included in other comprehensive income, and fair value of the investment securities on December 31, 2022 are presented in the table below. The Company did not hold investment securities at December 31, 2021.

	Amortized Cost as of December 31, 2022	Gross Unrealized Holding Loss	Fair Value as of December 31, 2022
Cash e quivalents
Money Market Funds	$36,346	$—	$36,346
Short-term investments:
United States Treasury Securities	58,514	(304)	58,210
Corporate Bonds	3,581	(10)	3,571
Commercial Papers	23,142	—	23,142

	$121,583	$(314)	$121,269

All of the Company’s
available-for-sale
securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses in its short-term investment portfolio on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of December 31, 2022. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that unrealized losses of the above securities were primarily attributable to changes in interest rates and non-credit-related
factors. Accordingly, the Company determined that the unrealized losses were not other-than-temporary and that recording an impairment was therefore unnecessary for its short-term investments as of December 31, 2022. All of the Company’s available-for-sale
securities have been in an unrealized loss position for less than one year because they were all acquired in 2022. The Company did not have any available-for-sale
securities as of December 31, 2021.
5. GOODWILL
The following table sets forth the change in the carrying amount of goodwill for the Company for the year ended December 31, 2022:

January 1, 2021	$5,377
Change	—

December 31, 2021	5,377
Impairment charge	(5,377)

December 31, 2022	$—

On the Company’s annual goodwill impairment testing date of November 1, 2022 management performed an impairment evaluation of goodwill after assessing qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considers relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, overall Company performance and events directly affecting the Company. It was noted during our assessment that the Company has experienced a sustained decline in stock price, however as of November 1, 2022 the Company determined that goodwill was not impaired. Subsequently in December 2022, the Company’s stock price continued to decline, resulting in a triggering event to evaluate goodwill for impairment as of December 31, 2022. As a result, further quantitative analysis was conducted to determine the extent to which, if any, the Company’s carrying value exceeded its fair value as of December 31, 2022. The quantitative analysis used fair value based on market capitalization adjusted for a control premium based on market comparable transactions. This quantitative analysis resulted in the Company’s fair value being significantly below its carrying value, resulting in a non-cash
goodwill impairment charge of $5.4 million being recorded for the year ended December 31, 2022.

F-2
4

6. REVENUE RECOGNITION
The
 following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the year ended December 31, 2022, and the 11 months ended December 31, 2021:

	Year Ended December 31,	11 Months Ended December 31,
	2022	2021
Type of Goods or Service
Collaborative research and other professional services	$9,917	$5,849
Access to quantum computing systems	3,185	2,347

	$13,102	$8,196

Timing of Revenue Recognition
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	13,102	8,196

	$13,102	$8,196

Selected consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of December 31, 2022 and December 31, 2021 were as follows:

	December 31,	December 31,
	2022	2021
Trade receivables	$6,143	$962
Unbilled receivables	$92	$581
Deferred revenue	$(961)	$(985)
Changes in deferred revenue from contracts with customers were as follows:

	Year Ended December 31,	11 Months Ended December 31,
	2022	2021
Balance at beginning of period	$(985)	$(492)
Deferral of revenue	(545)	(904)
Recognition of deferred revenue	569	411

Balance at end of period	$(961)	$(985)

Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $9.7 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $7.9 million during the year ended December 31, 2023, and $1.8 million during the years ended December 31, 2024 and December 31, 2025.
Deferred Contract Acquisition and Fulfillment Costs—The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC
340-40.
Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC
340-40
have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of December 31, 2022 and December 31, 2021.

F-2
5

7. SUPPLEMENTAL FINANCIAL STATEMENTS INFORMATION
Property and Equipment, Net
Property and equipment as of December 31, 2022 and December 31, 2021 are composed of the following:

	December 31,	December 31,
	2022	2021
Quantum computing fridges	$30,218	$17,190
Process equipment	23,330	16,170
Leasehold improvements	7,561	4,297
IT Hardware	3,035	2,428
Furniture and other assets	1,246	1,246

Total property and equipment	$65,390	$41,330

Less: Accumulated depreciation and amortization	(25,860)	(18,832)

Property and equipment - net	$39,530	$22,497

As of December 31, 2022 and December 31, 2021, 98% of the total gross property and equipment was located in the United States, and 2% of the total gross property and equipment was located in the United Kingdom. Total depreciation and amortization expense for the year ended December 31, 2022 and 11 months ended December 31, 2021 was $7.0 million and $4.7 million, respectively.
Accrued Expenses and Other Current Liabilities

	December 31,	December 31,
	2022	2021
Utilities	$1,818	$—
Professional & subscription fees	2,044	1,377
Property and other taxes	1,161	571
Subcontractor cost	804	—
Payroll and other payroll costs	781	962
Property and equipment	639	—
Others	626	—
Accrued interest	314	248
Deferred offering costs	18	648

	$8,205	$3,806

8. LEASES
The Company leases a building, offices and equipment under various lease agreements with terms extending through 2029. Under the terms of the building and office leases the Company bears the costs for certain insurance, property taxes and maintenance, and the lease agreements provide for increasing rental payments at fixed intervals.
Components of lease costs, the weighted average remaining lease term and weighted average discount rate were as follows as of and for the year ended December 31, 2022:

Lease cost	December 31, 2022

Operating lease cost	$2,513
Short-term lease cost	36
Sub-lease income	(194)

Total lease cost	$2,355

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,128
Right-of-use assets obtained in exchange for new and modified operating lease liabilities	$4,892
Weighted average remaining lease term - operating leases	5.87 years
Weighted average discount rate - operating leases	7.93%
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the net present value of its lease payments, the Company used an estimated incremental borrowing rate that is applicable to the Company based on the information available at the later of the lease commencement date, lease modification date or the date of Adoption of Topic 842. As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Year
2023	$2,422
2024	2,288
2025	2,198
2026	1,524
2027	1,566
Thereafter	2,841

Total lease payments	12,839
Less: Imputed interest	(2,636)

Present value of lease liabilities	$10,203

Operating lease liabilities, current	$2,345
Operating lease liabilities, noncurrent	7,858

$10,203

Prior to the adoption of Topic 842 on January 1, 2022, the Company accounted for its leases under Topic 840. The Company recognized rent expense on a straight-line basis over the lease term, taking into account adjustments for provisions such as free or escalating monthly rental payments or deferred payment terms such as rent holidays that defer the commencement date of required payments. The Company recorded the difference between cash rent payments and the recognition of rent expense as deferred rent. Rent expense under the Company’s operating leases was $1.5 million for the 11 months ended December 31, 2021.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 are as
follows:

Year ending December 31,
2022	$1,808
2023	901
2024	928
2025	956
2026	81

Total minimum future lease payments	$4,674

9. COMMITMENTS AND CONTINGENCIES
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
10. DEBT

In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of Common Stock (the “Trinity Warrants”) which is recorded at fair value using the Black-Scholes model, see Note 15 for the fair value assumptions.
The Loan Agreement contains customary representations, warranties and covenants; however, the debt agreement does not include any financial covenants. In May 2021, the debt agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022 subject to certain conditions. The Company drew the $7.0 million in November 2021. In conjunction with the Amendment, the Company cancelled the Initial Warrants and issued 995,099 (783,129 shares post conversion upon the closing of the Business Combination) warrant shares to purchase the Common Stock which was an incremental cost allocated between Tranche A and Tranche B, see Note 13 for further information on these warrants. The Amendment to the debt agreement was considered a modification for accounting purposes. The Company capitalized $2.8 million of debt issuance costs which consist of incremental costs incurred for the lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the term loan.
Under the Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at a rate of the greater of 11%
or
the US Prime Rate plus 7.50% per annum, payable monthly. The Term Loan includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.
In January 2022, the debt agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Amendment”) which was drawn on January 27, 2022. Subject to an interest only period of 19 months, Tranche C incurs interest at a rate of the greater of 11% and the US Prime Rate plus 7.50% per annum, payable monthly, until the maturity date, February 1, 2026. Other modifications per the amendment included an extension of the requirement to raise an additional $75 million of equity until April 1, 2022, and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. The company met the requirement to raise additional equity of $75 million through the business combination mentioned in Note 3. The Company paid an exit fee of $
1.0 million which is 20
% of the Tranche C amount upon the consummation of the merger. The exit fee was capitalized as a debt issuance cost and is amortized using the effective interest method over the life of Tranche C. The exit fee is not applicable to Tranche A and Tranche B. In conjunction with the amendment, the Company also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities.
In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between 20.75
%
– 26.83% for all tranches of the debt as of December 31, 2022.

The fair value of the debt is classified as Level 2. Given the maturity and variable interest rate on the debt, the book value approximates its fair value. Long term debt and the unamortized discount balances are as follows:

	December 31,	December 31,
	2022	2021

Outstanding principal amount	$30,709	$27,000
Add: accreted liability of final payment fee	407	125
Less: unamortized debt discount, long term	(990)	(1,618)
Less: current portion of long term debt-principal	(9,491)	(1,291)

Debt—net of current portion	$20,635	$24,216

Current portion of long term debt - principal	$9,491	$1,291
Less: current portion of unamortized debt discount	(1,188)	(716)

Debt—current portion	$8,303	$575

During the year ended December 31, 2022, the Company recorded interest expense of $
5.3
 million, which includes the accretion of the end of term liability of $
0.3
 million, the amortization of commitment fee asset of $
0.3
 million and the amortization of debt issuance cost of $
0.9
 million, respectively. The unamortized debt discount of $
2.2
 million as of December 31, 2022 is offset against the carrying value of the term loan in the consolidated balance sheet.
During the 11 months ended December 31, 2021, the Company recorded interest expense of $
2.5
 million, which includes the accretion of the end of term liability of $
0.1
 million, the amortization of commitment fee asset of $
0.1
 million and the amortization of debt issuance cost of $
0.5
 million. The unamortized debt discount of $
2.3
 million as of December 31, 2021 is offset against the carrying value of the term loan in the consolidated balance sheet.
Scheduled principal payments on total outstanding debt as of December 31, 2022 are as follows:

Year ending December 31,

2023	$9,491
2024	13,007
2025	8,020
2026	191

$30,709

Scheduled principal payments on total outstanding debt as of December 31, 2021 are as follows:

Year ending December 31,
2022	$702
2023	8,682
2024	11,008
2025	6,608
2026	—

$27,000

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK
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
12. COMMON STOCK
As discussed in Note 3, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse recapitalization. Pursuant to the certificate of incorporation as amended on March 2,
2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting.
No shares of Preferred Stock were issued and outstanding as of December 31, 2022.
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
As of December 31, 2022, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock Warrants	17,243,811
Stock-Based Awards - RSUs Outstanding	11,332,591
Stock-Based Awards - Options Outstanding	8,845,903

Total	37,422,305

Common Stock Purchase Agreement
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
19.99
% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of
171,008
shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Common Stock Purchase Agreement).
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
period from and after the

Commencement, to
direct B. Riley to purchase a specified amount of shares not to exceed the lesser of (i) 1,000,000 shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Common Stock traded on The Nasdaq Capital Market (“Nasdaq”) during the applicable period beginning at the official open (or “commencement”) of the regular trading session on the applicable purchase date for such purchase and ending at such time that the total aggregate volume of shares of common stock traded on Nasdaq reaches the Purchase Share Volume Maximum (as defined herein) for such purchase (as applicable) (such period for each purchase, the “Purchase Valuation Period”). “Purchase Share Volume Maximum” means, with respect to a purchase made pursuant to the Purchase Agreement, the number of shares of Common Stock equal to the quotient obtained by dividing the (i) total number of shares of Common Stock to be purchased by B. Riley in the relevant purchase (the “Purchase Share Amount”), by (ii) 0.20 (subject to certain adjustments).
The Company did not identify any feature that needs to be bifurcated and recorded as a derivative within the Purchase Agreement.
The Company recorded $0.7

million of additional paid-in capital with a corresponding entry to the deferred offering cost asset in the accompanying consolidated balance sheet as of December 31, 2022 with respect to the fair value of the

171,008
common stock commitment shares issued to B. Riley which will be offset against future proceeds from the sale of the Company’s common stock under the Purchase Agreement. The Company did not issue or sell any shares to B. Riley under the Purchase Agreement during the year ended December 31, 2022 other than the
171,008
shares issued as consideration for entering into the Purchase Agreement.
13. WARRANTS
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the number and corresponding strike price of Rigetti warrants outstanding prior to March 2, 2022, the date of the Business Combination, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.
Liability Classified Warrants
Public Warrants
Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of December 31, 2022, there were 8,625,000 Public Warrants issued and outstanding (Refer to Note 15 for fair value measurement).
Private Warrants
The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Placement Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company as of December 31, 2022.

F-3
1

The fair value of the Private Warrant was measured using the Black Scholes model approach. Significant inputs into the respective models at March 2, 2022 (the initial recognition) and December 31, 2022 are as follows:

Valuation Assumptions	December 31, 2022	Initial Recognition on March 2, 2022

Stock Price	$0.73	$9.43
Strike Price	$11.50	$11.50
Volatility (annual)	109.26%	30.66%
Risk-free rate	4.04%	1.74%
Estimated time to expiration (years)	4.172	5.000
Dividend yield	—%	—%
Trinity Warrants
The Trinity Warrants were issued in March of 2021 for the purchase of 313,252 shares of Common Stock, and additional warrants to purchase 469,877 shares of Common Stock were issued in connection with the Tranche B Amendment, see Note 10. Therefore, there were total of 783,129 Common Stock warrants issued in conjunction with the Loan and Security Agreement in 2021. The Company utilized a Black-Scholes model to determine the grant date fair value of the warrants which was approximately $2.7 million and was recorded as a debt issuance cost. The outstanding Common Stock warrants were subsequently remeasured at each reporting period using the Black-Scholes models with changes recorded as a component of other income in the Company’s consolidated statement of operations.
The liability related
to the Trinity Warrants was $6.4 million as of June 2, 2022, at which time all 783,129 warrants outstanding were exercised and the fair value of the warrant liability was reclassified to equity. The Company recorded a loss for the change in the fair value of the warrant liability in the consolidated statements of operations for the year ended December 31, 2022 and the 11 months ended December 31, 2021, of $2.0 million and $1.7 million, respectively.
The warrant issued in conjunction with the Loan and Security Agreement was classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. See Deferred Financing Cost disclosure at Note 2 Summary of Significant Accounting Policies.
Significant inputs into the Black Scholes model used to value the Trinity Warrant liabilities at June 2, 2022, the exercise date, are as follows:

Valuation Assumptions - Trinity Warrant Liability	June 2, 2022
Stock price	$8.23
Strike price	$0.27
Volatility (annual)	105.10%
Risk-free rate	2.94%
Estimated time to expiration (years)	9.000
Dividend yield	—%
Equity Classified Warrants
Series C Preferred Stock Financing Warrants
In conjunction with a prior Series C Preferred Stock Financing the Company issued a total of
5,248,183 Warrants to purchase Class A Common Stock to the Series C investors. The Warrants have a $0.01 exercise price per share and have a
10-year
term to expiration. The Warrants can be exercised for cash or on a cashless basis. The Company determined that the Warrants met the requirements for equity classification under ASC 480 and ASC

815. The Company estimated the fair value of the Warrants using the Black-Scholes model and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Warrants on a relative fair value basis, which was recorded to additional paid in capital.

Customer Warrants
In February 2020, the Company issued a Warrant to purchase 2,680,607 shares of Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrants”). The Customer Warrants have a $1.152 exercise price per share and have a
10-year
term to expiration. The Warrants vest upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrants will become fully vested, dependent on the acquiring party in the change of control transaction. The Warrants can be exercised for cash or on a cashless basis.
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
The vesting status of the Customer Warrant is as follows at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Vested Customer warrants	1,340,297	1,072,237
Unvested Customer warrants	1,340,310	1,608,370

	2,680,607	2,680,607

14. FORWARD WARRANT AGREEMENT
In connection with the execution of the Merger Agreement in October 2021, Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner, Ampere Computing LLC (“Ampere”) for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $
10.0 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and Ampere. The parties entered into the collaboration agreement in January 2022. Ampere was required to pay $5.0 million to Rigetti no later than the later of (i) the Closing and (ii) June 30, 2022.
On June 30, 2022, pursuant to the Warrant Subscription Agreement, the Company issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of the Company’s Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to Rigetti no later than the closing date of the listing of Ampere’s capital stock, provided that if the listing has not occurred by the second anniversary of the Warrant Subscription Agreement, Ampere is not obligated to make the additional payment. Upon the payment of such additional amounts, the warrant will vest and be exercisable with respect to the remaining 500,000 shares underlying the warrant. The Warrant Subscription Agreement further provides that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the remaining shares underlying the warrant. The Company filed a registration statement registering the resale of the initial 500,000 shares issued under the warrant during the year ended December 31, 2022.
The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at December 31, 2022. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1)

Assumed holding period 2) Related risk-
free
rate and 3) Likelihood of the outcome of the various contingencies outlined below. Based on these inputs and assumption, the Company calculated the fair value of the Forward Warrant Agreement to be a $
2.2 million derivative asset and a ($0.2 million) derivative liability at December 31, 2022 and December 31, 2021, respectively. The Company has included the derivative asset as a forward contract asset and the derivative liability separately in other liabilities (current) on the balance sheet line in the accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively. The change in fair value is recorded as part of the general and administrative operating activities in the Company’s consolidated statements of operations.
The following table represents key valuation assumptions as of the year ended
December 31, 2022 and 11 months ended December 31, 2021:

Valuation Assumptions	December 31, 2022	December 31, 2021
Holding period (in years)	0.767	0.5-1.13
Risk free rate	4.69%	0.19%-0.43%
Probability of occurring the contingency	50%	50%-100%
Underlying value per share	$0.73	$10.29
15. FAIR VALUE MEASUREMENTS

The fair value measurements of financial assets and liabilities that are
measured at fair value at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3

Assets:
Cash equivalents:
Money Market Funds	$36,346	$—	$—

Short-term investments:
United States Treasury Securities	58,210	—	—
Corporate Bonds	—	3,571	—
Commercial Paper	—	23,142	—
Forward warrant agreement	—	—	2,229

Total Assets	$94,556	$26,713	$2,229

Liabilities:
Derivative warrant liability - Public Warrants	$699	$—	$—
Derivative warrant liability - Private Warrants		—	1,068
Earn-out liability	—	—	1,206

Total Liabilities	$699	$—	$2,274

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liability - Trinity Warrants	$—	$—	$4,355
Forward warrant agreement	—	—	230

Total Liabilities	$—	$—	$4,585

As of December 31, 2022, the Company has recorded the following financial
instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants liability and Private Warrants, 2) Forward Warrant Agreement, and 3) Earnout liability.

The Company also has long-term debt and a line of credit that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values as of December 31, 2022 and December 31, 2021, represent the original principal amounts borrowed less principal payments and debt issuance costs.
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
The Private Warrants were initially measured at fair value using a Black Scholes model. The Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Company has further discussed the key aspects of the fair value measurements described above in Notes 13 and 14 to the financial statements.
The aggregate fair value of the Sponsor Vesting Shares on the Closing date was estimated using a Monte Carlo simulation model. The Company has further discussed the key aspect of the valuation inputs in Note 2 significant accounting policy for Sponsor
Earn-Out
Liability.
As of December 31, 2021, the Company recorded a derivative warrant liability for the Trinity Warrants at fair value using a Black-Scholes option model with unobservable inputs including volatility. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. On June 2, 2022, all outstanding Trinity Warrants were exercised into shares of the Company’s Common Stock

There have been no changes in fair value measurement techniques (other than the change in valuation assumptions described in Note 1) during the year ended December 31, 2022. There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the year end December 31, 2022. The fair value estimates are based on pertinent information available to management as of December 31, 2022 and December 31, 2021. Although management is not aware of any factors, other than those noted above, that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements. Current estimates of fair value may differ from the amounts presented.
A summary of the changes in the fair value of the Company’s Level 3 financial instruments as of December 31, 2022 and December 31, 2021 are as follows:

	Derivative warrant liability - Trinity Warrants	Derivative warrant liability - Private Warrants	Forward Warrant Agreement	Earn-out liability
Balance - January 31, 2021	$—	$—	$—	$—
Issuance	2,691	—	400	—
Change in fair values	1,664	—	(170)	—

Balance - December 31, 2021	$4,355	$—	$230	$—

Initial measurement on March 2, 2022 upon Business Combination (Note 3)		9,612		20,413
Change in fair values	2,015	(8,544)	(5,764)	(19,207)
Exercise of warrants	(6,370)	—	3,305	—

Balance - December 31, 2022	$—	$1,068	$(2,229)	$1,206

16. EQUITY PLANS
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
2022 Equity Incentive Plan
In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards (“RSA”), restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The aggregate number of shares of common stock reserved for issuance under the 2022 Plan is 18,332,215 shares as of December 31, 2022. As of December 31, 2022, 4,748,116 shares were available for future issuance under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the common stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.
Stock Options
A summary of activity related to stock option is summarized as below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	11,468,275	$0.36
Granted	1,750,000	$0.96
Exercised	(2,768,568)	$0.27
Forfeited and expired	(1,603,804)	$0.27

Outstanding - December 31, 2022	8,845,903	$0.38	7.2	$3,103

Exercisable - December 31, 2022	5,464,027	$0.40	7.2	$1,780

On December 12, 2022 the Company granted to the CEO an equity award (“CEO award”) under its 2022 Plan that consisted of options to purchase a total of 1,750,000 shares of its common stock with an exercise price of $0.96 per share. Of the total stock options granted to the CEO, 1,250,000 have time-based vesting over 3 years and the remaining 500,000 have market-based vesting conditions. Compensation expense for the CEO award for the year ending December 31, 2022 was insignificant.
The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2022 and 11 months ended December 31, 2021 was $0.81 and $3.43 respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2022 and 11 months ended December 31, 2021 is $9.9 million and $5.7 million, respectively.
As of December 31, 2022, there was $2.4 million of unrecognized compensation cost related to non-vested
stock options granted under the 2013 and 2022 Plan, which is expected to be recognized over a weighted-average period o
f approximately 1.96 years.

Restricted Stock Units
A summary of activity related to RSUs is summarized as below:

	RSUs	Weighted Average Fair Value Per Share
Non-vested shares at December 31, 2021	5,388,455	$3.93
Granted	17,782,607	$4.92
Vested	(7,007,789)	$4.99
Forfeited	(4,830,682)	$5.03

Non-vested shares at December 31, 2022	11,332,591	$4.36

On March 2, 2022, the performance condition of all outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up
compensation expense for the vesting period that was satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.
Total fair value of the RSUs vested during the twelve months ending December 31, 2022 and 11 months ended December 31, 2021 was $35.0 million and $0 respectively.
Stock-based compensation
expense related to RSUs granted to employees was $
42.7
 million and $
0
for the twelve months ended December 31, 2022 and 11 months ended December 31, 2021, respectively. As of

December 31, 2022, the unrecognized compensation expense related to unvested RSUs was approximately $
41.9
 million which is expected to be recognized over a weighted-average period of approximately
2.85
years.

Restricted Stock Awards
During the twelve months ended December 31, 2022, 120,000 restricted stock awards (“RSAs”) were issued and vested immediately on the grant date as part of transaction bonuses in recognition of efforts in connection with the Business Combination. The total compensation expense related to RSAs was $0.6 million for the twelve months ended December 31, 2022.
The table below summarizes the total stock-based compensation expenses for the year ended December 31, 2022 and 11 months ended December 31, 2021:

	Year Ended December 31, 2022	11 Months Ended December 31, 2021

Research and development	$14,092	$975
Selling and marketing expenses	2,109	106
General and administrative expenses	28,611	684

Total stock-based compensation expenses	$44,812	$1,765

F-3
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
In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the Common Stock as of the grant date. Before the Company’s common stock was publicly traded, the fair value of the Common Stock has been determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current engineering and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the Common Stock, arm’s-length
sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.
Stock options issued in 2022, including the options that are based on market conditions, did not have significant impact on the stock-based compensation expense during the year ended December 31, 2022. The range of assumptions used in the Black-Scholes option-pricing model for time based options issued to employees and in Monte Carlo simulation model for market based options during the 12 months ended December 31, 2022 and 11 months ended December 31, 2021 are as follows:

	12 Months ended December 31, 2022		11 Months ended December 31, 2021
	Time based vesting awards	Market based vesting awards

Expected volatility	150%	150%	46.8%
Weighted-average risk-free interest rate	3.77%	3.76%	1.07%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.85	5.0	6.1 years
Exercise price/Stock price	$0.96	$0.96	$0.21
17. NET LOSS PER SHARE
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

The following table sets forth the computation of basic and diluted net loss per share of Common Stock for the year ended December 31, 2022 and 11 months ended December 31, 2021:

	Year Ended December 31,	11 Months ended December 31,
	2022	2021
Net loss	$(71,521)	$(38,241)
Basic and diluted shares
Weighted-average Class A Common Stock outstanding	102,300,852	23,337,127
Loss per share for Class A Common Stock
— Basic	$(0.70)	$(1.64)
— Diluted	$(0.70)	$(1.64)
There
are 3,059,273 shares of contingently
issuable
Common Stock pursuant to the
earn-out
arrangement that were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as of December 31, 2022. The weighted-average common shares outstanding for the twelve months ended December 31, 2022 and December 31, 2021 include 2,541,856 and 5,116,058 weighted-average shares of warrants with an exercise price of $0.01, respectively.
The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021

Convertible Series C-1 Preferred Stock	—	23,218,320
Convertible Series C Preferred Stock	—	54,478,033
Common Stock Warrants	14,444,127	1,822,319
Stock Options	8,845,903	11,468,227
Restricted Stock Units	11,332,591	—

	34,622,621	90,986,899

(1)	The number of outstanding shares as of December 31, 2021 have been retrospectively adjusted to reflect the Exchange Ratio.
(2)	The number of outstanding warrants as of December 31, 2022 and December 31, 2021 does not include 1,340,310 and 1,608,359 shares, respectively, of Unvested Customer Warrants.
18. INCOME TAXES
The following table presents domestic and foreign components of loss before income taxes for the year ended December 31, 2022 and 11 months ended December 31, 2021:

	Year Ended	11 Months ended
	December 31,	December 31,
	2022	2021

Domestic	$(67,677)	$(36,787)
Foreign	(3,844)	(1,454)

	$(71,521)	$(38,241)

The Company did not pay any income taxes for the year ended December 31, 2022 and 11 months ended December 31, 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2022 and December 31, 2021, are as follows:

	December 31, 2022	December 31, 2021
Deferred t ax a ssets:
Net operating loss carryforwards	$61,313	$46,553
Accruals and reserves	160	147
Stock-based compensation	5,233	744
Research and development credits	11	11
Intangible assets	11,509	32
ROU l iability	2,507	—

Gross deferred assets	80,733	47,487
Deferred t ax l iabilities:
ROU a sset	(2,289)	—
Depreciation and amortization	(2,063)	(1,420)

Total deferred tax liabilities	(4,352)	(1,420)

Total net deferred tax assets	76,381	46,067
Valuation allowance	(76,381)	(46,067)

Net deferred tax assets	$—	$—

The effective

tax rate differs from the statutory rate, primarily due to
the Company’s history of incurring losses which have not been benefited and other permanent differences.

	Year Ended December 31, 2022	11 Months Ended December 31, 2021
Component	Rate Impact	Rate Impact
Total pre-tax book income	21%	21%
State and local income taxes	11%	0%
Fair market value adjustments	14%	0%
Non-deductible executive compensation	(4)%	0%
Goodwill impairment	(2)%	0%
Transaction c osts	3%	0%
Other	0%	0%
Change in valuation allowance	(42)%	(21)%

Total:	0%	0%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance was an increase of approximately $30.3 million and $8.0

million for the year ended December 31, 2022 and 11 months ended December 31, 2021, respectively.
As of December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of $230.9 million, of which $189.4 million does not expire; federal research and development tax credits of $2.3 million, which will start to expire in
2035
; net operating loss carryforwards for state income tax purposes of $168.1 million, which will start to expire in 2033; and state research and development tax credits of $2.3 million, which do not expire.

Utilization of the net operating losses and credits may be subject to substantial annual limitation due to federal and state ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could result in the expiration of the net operating losses and credits before their utilization. The Company has not performed a Section 382 analysis to determine if an ownership change occurred and whether the use of net operating loss carryforwards and credits carryforwards will be limited to offset future taxable income. For financial statement purposes, the Company has included the federal and state net operating losses and credits in the deferred tax assets with a full valuation allowance.
The Company files U.S., various state income tax returns as well as foreign income tax returns within Australia, Canada and the United Kingdom with varying statutes of limitations. The tax years from inception in 2013 forward remain open to examination due to the carryover of unused net operating losses and tax credits.
The Company had unrecognized tax benefits of $4.7 million as of December 31, 2022 all of which is offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There were no interest or penalties accrued as of December 31, 2022.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the year is as follows:

Beginning balance at January 1, 2022	$4,672
Current year increase (decrease)	—
Prior year adjustment - increase (decrease)	—

Ending balance at December 31, 2022	$4,672

19. SEGMENTS
The following table presents a summary of revenue by geography for the year ended December 31, 2022, and 11 months ended 2021:

	Year Ended December 31, 2022		11 Months Ended December 31, 2021
	Amount	%	Amount	%
United States	$11,137	85.0%	$5,826	71.1%
Europe	1,965	15.0%	2,370	28.9%

	$13,102	100.0%	$8,196	100.0%

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.
20. SUBSEQUENT EVENTS
In February 2023, the Company announced an updated business strategy, including revisions to the Company’s technology roadmap. In connection with this updated strategy, the Company has implemented a workforce reduction in order to focus the organization and its resources on nearer-term strategic priorities.
The reduction
 in workforce impacted approximately
50
employees or approximately
28
% of the Company’s workforce. The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. The Company currently expects to incur restructuring charges of approximately $
1.4
million for severance payments and temporary healthcare coverage to employees with respect to eliminated positions. Such restructuring charges are expected to be incurred and recorded in the first quarter of 2023.

F-4
1