Form 10-Q
period 2023-03-31
Rigetti Computing, Inc.
filed 2023-05-11
CIK 1838359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
For the transition period from

to

Commission File Number
(001-40140)

RIGETTI COMPUTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0950636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

775 Heinz Avenue Berkeley California	94710
(Address of principal executive offices)	(Zip Code)
(510) 210-5550
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	RGTI	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	RGTIW	The Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑
Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑	Smaller Reporting Company	☑

		Emerging Growth Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    ☐  Yes    ☑  No
As of May 5, 2023, there were 129,822,687 shares of the registrant’s Common Stock, no par value, issued and outstanding.

RIGETTI COMPUTING, INC. AND SUBSIDIARIES FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “goal,” “objective,” “design,” “goal,” “seek,” “target,” “should,” “could,” “will,” “would” or the negative of such terms or other similar expressions.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•

the sufficiency of our cash resources, our expectation that we will need to raise additional capital by late 2024 or early 2025 and our ability to raise additional capital when needed and on attractive terms,

•	our ability to achieve milestones, technological advancements, including with respect to executing on our technology roadmap and developing practical applications,

•

the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategy for quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),

•	the success of our partnerships and collaborations,

•	our ability to accelerate our development of multiple generations of quantum processors,

•	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,

•	the outcome of any legal proceedings that may be instituted against us or others with respect to the Business Combination (as defined herein) or other matters,

•	our ability to execute on our business strategy, including monetization of our products,

•	our financial performance, growth rate and market opportunity,

•

our ability to cure the current deficiency with respect to, and to regain compliance with and maintain, the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on, the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,

•

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

•	costs related to operating as a public company,

•	our ability to remediate the material weaknesses in, and establish and maintain, effective internal controls over financial reporting;

•	changes in applicable laws or regulations,

•	the possibility that we may be adversely affected by other economic, business, or competitive factors,

•	the evolution of the markets in which we compete,

•	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services,

•

unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflict involving Russia and Ukraine and sanctions related thereto), including inflation and financial and credit market fluctuations,

•	changes in applicable laws or regulations,

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,

•	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,

•	our ability or decisions to expand or maintain our existing customer base; and

•

the continuing effects of the COVID-19 pandemic and macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, on the foregoing.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:

•

Based on our estimates and current business plan, we expect that we will need to raise additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

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

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations, assumptions, and intentions only as of the date of this filing.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
RIGETTI COMPUTING, INC.
(Unaudited)

(In thousands, except share information)	March 31, 2023	December 31, 2022

ASSETS
Cash and cash equivalents	$26,117	$57,888
Available-for-sale investments	95,849	84,923
Accounts receivable	5,320	6,235
Prepaid expenses and other current assets	1,756	2,450
Forward contract—assets	1,129	2,229
Deferred offering costs	94	742

Total current assets	130,265	154,467

Property and equipment, net	42,575	39,530
Operating lease – right-of-use assets, net	8,937	9,316
Other assets	130	129

Total assets	$181,907	$203,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,664	$1,938
Accrued expenses and other current liabilities	8,731	8,205
Deferred revenue	559	961
Debt – current portion	9,685	8,303
Operating lease liabilities—current	2,350	2,345

Total current liabilities	22,989	21,752

Debt – net of current portion	17,846	20,635
Operating lease liabilities – noncurrent	7,479	7,858
Derivative warrant liabilities	2,640	1,767
Earn-out liabilities	1,487	1,206

Total liabilities	52,441	53,218

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 129,171,170 shares issued and outstanding at March 31, 2023 and 125,257,233 shares issued and outstanding at December 31, 2022	12	12
Additional paid-in capital	431,466	429,025
Accumulated other comprehensive loss	(6)	(161)
Accumulated deficit	(302,006)	(278,652)

Total stockholders’ equity	129,466	150,224

Total liabilities and stockholders’ equity	$181,907	$203,442

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
RIGETTI COMPUTING, INC.
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Revenue	$2,201	$2,104
Cost of revenue	510	414

Total gross profit	1,691	1,690

Research and development	13,707	13,927
Sales and marketing	518	1,475
General and administrative	8,495	11,560
Restructuring	991	—

Total operating expenses	23,711	26,962

Loss from operations	(22,020)	(25,272)

Other income (expense), net
Interest expense	(1,464)	(1,205)
Interest income	1,284	—
Change in fair value of derivative warrant liabilities	(873)	3,771
Change in fair value of earn-out liabilities	(281)	5,991
Transaction costs	—	(927)

Total other income (expense), net	(1,334)	7,630

Net loss before provision for income taxes	(23,354)	(17,642)

Provision for income taxes	—	—

Net loss	$(23,354)	$(17,642)

Net loss per share attributable to common stockholders – basic and diluted	$(0.19)	$(0.33)

Weighted average shares used in computing net loss per share attributable to common stockholders -basic and diluted	124,778	53,692

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
RIGETTI COMPUTING, INC.
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022

Net loss	$(23,354)	$(17,642)
Other comprehensive income (loss):
Foreign currency translation adjustments	(83)	9
Unrealized gains on available-for-sale debt securities	238	—

Total other comprehensive income before income taxes	155	9
Income taxes	—	—

Total other comprehensive income after income taxes	155	9

Total comprehensive loss	$(23,199)	$(17,633)

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
RIGETTI COMPUTING INC.
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,354)	$(17,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,089	1,390
Stock-based compensation	1,703	11,481
Change in fair value of earn-out liabilities	281	(5,991)
Change in fair value of derivative warrant liabilities	873	(3,771)
Change in fair value of forward contract	1,100	(2,970)
Impairment of deferred offering costs	742	—
Amortization of debt issuance costs	237	236
Accretion of available-for-sale securities	(506)	—
Accretion of debt commitment fee asset	82	46
Accretion of debt end-of-term liabilities	72	47
Non-cash lease expense	379	—
Changes in operating assets and liabilities:
Accounts receivable	915	282
Prepaid expenses and other current assets	694	(3,054)
Other assets	(1)	(918)
Deferred revenue	(402)	(466)
Accounts payable	(484)	1,482
Accrued expenses and other current liabilities	32	4,084
Other liabilities	—	43

Net cash used in operating activities	(15,548)	(15,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,804)	(2,836)
Purchases of available-for-sale securities	(38,528)	—
Maturities of available-for-sale securities	28,346	—

Net cash used in investing activities	(14,986)	(2,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Business Combination, net of transaction costs paid	—	225,604
Transaction costs paid directly by Rigetti	—	(16,731)
Proceeds from issuance of notes payable	—	5,000
Payment on principal of notes payable	(1,798)	—
Payments on deferred offering costs	(107)	—
Payments on debt issuance costs	—	(30)
Payment on loan and security agreement exit fees	—	(1,000)
Proceeds from issuance of common stock upon exercise of stock options and warrants	751	602

Net cash (used in) provided by financing activities	(1,154)	213,445

Effects of exchange rate changes on cash and cash equivalents	(83)	9

Net (decrease) increase in cash and cash equivalents	(31,771)	194,897
Cash and cash equivalents – beginning of period	57,888	12,046

Cash and cash equivalents – end of period	$26,117	$206,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,072	$878
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial fair value of earn-out liability acquired in merger	$—	$20,413
Initial fair value of private placement and public warrant liability acquired in merger	$—	$22,932
Unrealized gain on short-term investments	$238	$—
Capitalization of deferred costs to equity upon share issuance	$13	$—
Purchases of property and equipment recorded in accounts payable	$210	$—
Purchases of property and equipment recorded in accrued expenses	$120	$—
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RIGETTI COMPUTING INC.
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
Basis of Presentation
On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”, see Note 3). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all of SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of
c
ommon
s
tock, par value $0.0001,
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

•
The Company’s board of directors as of immediately after the closing was comprised of eight board members, six seats occupied by previous Rigetti board members and one seat being occupied by a previous Supernova representative. The final eighth seat was filled by an individual who did not have ties to either Rigetti or Supernova pre-Business Combination; and

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
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts, except share and per share amounts, in the notes to the unaudited interim condensed consolidated financial statements are presented in thousands, unless otherwise specified.

The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including certain notes required by U.S. GAAP on an annual reporting basis. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim condensed consolidated financial statements for this period are not necessarily indicative of the results for any future interim period or for the full fiscal year. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of March 31, 2023, and the results of its operations and cash flows for the three-month periods ended March 31, 2023 and March 31, 2022.
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
Based on our forecasts, we believe that our existing cash and cash equivalents and available-for-sale
investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months from the issuance of these financial statements based on our current business plan and expectations and assumptions considering current macroeconomic conditions.
COVID-19
and Macroeconomic Conditions
— As of March 31, 2023 and December 31, 2022, the Company’s financial position was not significantly impacted by the effects of
COVID-19.
The World Health Organization has declared COVID-19 is no longer a global public emergency. However, any resulting disruption to the Company’s operations remains somewhat uncertain. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets, disruption to banking systems, and rising inflation and interest rates in the U.S. and worldwide resulting from the effects of
COVID-19
and otherwise. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.
Use of Estimates
— The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Such management estimates include, but are not limited to, the fair value of share-based awards, fair value of the Forward Warrant Agreement (as defined below), the fair value of derivative warrant liabilities, the fair value of earnouts issued in connection with the Business Combination (See Note 3), accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from those estimates.
2. RECENT ACCOUNTING DEVELOPMENTS
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases and related subsequently issued ASUs (collectively, “Topic 842”), which supersedes Topic 840. From a lessee perspective, the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use
(“ROU”) asset representing its right to use the underlying asset for the lease term. The Company adopted Topic 842 on December 31, 2022, effective as of January 1, 2022, using the modified retrospective transition option of applying the new standard at the adoption date for all leases with an original term greater than 12 months. Adoption of the standard resulted in the recognition of operating lease ROU assets and operating lease liabilities of $6.3 million and $6.6 million, respectively, and a $0.3 million adjustment to deferred rent, with no impact to accumulated deficit as of January 1, 2022. Adoption of the standard did not have an impact on the Company’s consolidated statement of operations or cash flows. The Company’s condensed consolidated financial statements for the three months ended March 31, 2022 continue to be presented in accordance with the presentation requirements of Topic 840.
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
The amendments related to ASC 326 were effective for the Company as of January 1, 2023. The adoption of the ASU did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
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
Debt—(Topic 815) (“ASU
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
No shares of Preferred Stock were issued and outstanding as of March 31, 2023 or December 31, 2022.
On March 1, 2022, prior to the Closing, as contemplated by that certain Agreement and Plan of Merger dated as of October 6, 2021, as amended on December 23, 2021 and January 10, 2022 (as amended, the “Merger Agreement”), by and among SNII, Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Legacy Rigetti and following approval by SNII’s shareholders at an extraordinary general meeting of shareholders held on February 28, 2022 (the “Extraordinary General Meeting”), SNII filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation (the “Certificate of Incorporation”) and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SNII was domesticated and continues as a Delaware corporation, changing its name to “Rigetti Computing, Inc.”
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

In connection with the execution of the Merger Agreement, SNII entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Supernova Partners II, LLC (the “Sponsor”), Legacy Rigetti and SNII’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and SNII’s directors and officers (“Sponsor Holders”), among other things, agreed to vote all of their shares of SNII capital stock in favor of the approval of the Business Combination. In addition, pursuant to the Sponsor Support Agreement, (i)

2,479,000
shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year
period following the Closing, the volume weighted average price of Common Stock equals or exceeds $
12.50
for any
twenty trading days
within a period of
thirty consecutive trading days

(such shares, the “Promote Sponsor Vesting Shares”), and (ii
)
580,273
shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year
period following the Closing, the volume weighted average price of Common Stock equals or exceeds $
15.00
for any
twenty trading days
within a period of
thirty consecutive trading days

(such shares, the “Sponsor Redemption-Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited (Refer to Note 4 for related significant accounting policy for the
Earn-Out
Liability related to the Sponsor Vesting Shares).
Concurrently with the execution of the Merger Agreement, SNII entered into Subscription Agreements (the “Initial Subscription Agreements”) with certain investors (together, the “Initial PIPE Investors”), pursuant to which the Initial PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Initial PIPE Investors, an aggregate of 10,251,000 shares of Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $102.5 Million (the “Initial PIPE Financing”). On December 23, 2021, SNII entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with two “accredited investors” (as such term is defined in Rule 501 of Regulation D) (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”) pursuant to which the Subsequent PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Subsequent PIPE Investors, an aggregate of 4,390,244 shares of Common Stock at a price of $10.25 per share, for aggregate gross proceeds of $45.0 Million (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). Pursuant to the Subscription Agreements, Rigetti agreed to provide PIPE Investors with certain registration rights with respect to the shares purchased as part of the PIPE Financing. The PIPE Financing was consummated immediately prior to the Business Combination.
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, SNII was treated as the “acquired” company for financial reporting purposes.

In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $
225.6
 million. The table below shows the net proceeds from business combination and PIPE financing:

(in thousands)
Cash – SNII trust and cash (net of redemption)	$77,769
Cash – PIPE	147,510
Cash – SNII operating account	325

Net proceeds from Business Combination and PIPE	$225,604

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Business Combination. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled
$20.65
million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Warrants and the earnout related to the Sponsor Vesting Shares were expensed in the condensed consolidated statements of operations. Of the total transaction costs of
$20.65 million, $19.75 million was recorded to additional
paid-in
capital as a reduction of proceeds and the remaining $0.9 million was expensed in the three months ended March 31, 2022. Cash transaction costs paid in the three months ended March 31, 2022 totaled $16.7 million. Bonuses paid to certain employees related to the business combination in the three months ended March 31, 2022 totaled $2.1 million.
The amount recorded to additional
paid-in-capital
was $159.55 million (as discussed in Note 1), comprised of $225.6 million net proceeds less $19.75 million transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.6 million (as discussed in Note 1) recognized for the Private Warrant liabilities, and $20.4 million recognized for the earnout liability related to the Sponsor Vesting Shares.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was as follows:

Common Stock—SNII Class A, outstanding prior to Business Combination	34,500,000
Less: redemption of SNII Class A ordinary shares	(22,915,538)

Common Stock—SNII Class A ordinary shares	11,584,462

Common Stock—SNII Class B ordinary shares*	8,625,000
Shares issued in PIPE	14,641,244
Business Combination and PIPE shares	34,850,706
Common Stock—Legacy Rigetti**	18,221,069
Common Stock—exercise of Legacy Rigetti stock options immediately prior to the closing**	1,123,539
Common Stock—exercise of Legacy Rigetti warrants immediately prior to the closing**	2,234,408
Common Stock—upon conversion of Legacy Rigetti Series C preferred stock**	54,478,261
Common Stock—upon conversion of Legacy Rigetti Series C-1 preferred stock**	2,902,302

Total shares of Common Stock immediately after Business Combination	113,810,285

*	Includes (i) 2,479,000 shares of “Promote Sponsor Vesting Shares” and (ii) 580,273 shares of “Sponsor Redemption-Based Vesting Shares”.
**
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

4.
EARN-OUT
LIABILITY
At the closing of the Business Combination, the Sponsor subjected the Sponsor Vesting Shares to forfeiture as of the Closing Date for a five-year period following the Closing, with vesting occurring only if thresholds related to the weighted average price of Common Stock are met as described above in Note 3. Business Combination (the “Earn-Out Triggering Events”). Any such shares held by the Sponsor that have not vested by the fifth anniversary of the Closing will be forfeited.
The Sponsor Vesting Shares are accounted for as liability classified instruments because the
Earn-Out
Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the Common Stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $20.4 million at the Closing Date. The
Earn-out
liability is adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the
Earn-Out
Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.
The calculated fair value of the Earn-out liability with respect to the Sponsor Vesting Shares at March 31, 2023 and December 31, 2022

was

$
1.5
 million and $
1.2

million, respectively. The change in the fair value of the
Earn-out
liabilit
y included in the condensed consolidated statements of operations in the three months ended March 31, 2023 and March 31, 2022 was a loss of $0.3 million and a gain of $6.0 million, respectively.
Significant inputs into the Monte Carlo simulation models at March 31, 2023, December 31, 2022 and March 2, 2022 (the initial recognition) are as follows:

Valuation Assumptions	March 31, 2023	December 31, 2022	March 2, 2022
Stock price	$0.72	$0.73	$9.43
Simulated trading days	988	1,050	1,198
Annual volatility	130.7%	109.30%	30.50%
Risk-free rate	3.68%	4.04%	1.74%
Estimated time to expiration (years)	3.92	4.17	5.00

5. CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
A reconciliation of the changes in stockholders’ equity (deficit)
is as follows:
Three Months Ended March 31, 2023:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Amount		Gain (Loss)

Balance, December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	2,860	—	750	—	—	750
Issuance of common stock upon exercise of common stock warrants	127	—	1	—	—	1
Issuance of common stock upon release of restricted stock units	927	—	—	—	—	—
Capitalization of deferred costs to equity upon share issuance			(13)	—	—	(13)
Stock-based compensation	—	—	1,703	—	—	1,703
Foreign currency translation loss	—	—	—	(83)	—	(83)
Change in unrealized loss on available-for-sale securities	—	—	—	238	—	238
Net loss	—	—	—	—	(23,354)	(23,354)

Balance, March 31, 2023	129,171	$12	$431,466	$(6)	$(302,006)	$129,466

Three Months Ended March 31, 2022:

	Redeemable Convertible Preferred Stock*		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Amount	Shares	Amount

Balance, December 31, 2021	77,697	$81,523	18,221	$2	$135,549	$52	$(207,131)	$(71,528)
Issuance of common stock upon conversion of Legacy Series C and C-1 preferred stock in connection with the Business Combination (Note3)	(77,697)	(81,523)	57,380	6	81,517	—	—	81,523
Issuance of common stock through Business Combination and PIPE Financing, net of transaction costs and derivative liabilities (Note 3)	—	—	34,851	3	159,535	—	—	159,538
Issuance of common stock upon exercise of stock options	—	—	1,124	—	574	—	—	574
Issuance of common stock upon exercise of common stock warrants	—	—	2,234	—	28	—	—	28
Stock-based compensation	—	—	—	—	11,481	—	—	11,481
Foreign currency translation gain	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(17,642)	(17,642)

Balance, March 31, 2022	—	$—	113,810	$11	$388,684	$61	$(224,773)	$163,983

*
Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series
C-1
Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination

6. REVENUE RECOGNITION:
The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Collaborative research and other professional services	$1,811	$1,515
Access to quantum computing systems	390	589

	$2,201	$2,104

	Three Months Ended March 31,
(In thousands)	2023	2022
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	2,201	2,104

	$2,201	$2,104

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows:

(In thousands)	March 31, 2023	December 31, 2022
Trade receivables	$4,646	$6,143
Unbilled receivables	$674	$92
Deferred revenue	$(559)	$(961)
Changes in deferred revenue from contracts with customers were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Balance at beginning of period	$(961)	$(985)
Deferral of revenue	—	(92)
Recognition of deferred revenue	402	558

Total deferred revenue at end of period	$(559)	$(519)

Deferred revenue recognized in the three months ended March 31, 2023 and the three months ended March 31, 2022 was included in the balance at the beginning of the period. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately

$7.5 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $5.6 million during the remainder of the year ended December 31, 2023, and $1.9 million during the year ended December 31, 2024.
The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC
340-40.
Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC
340-40
have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of March 31, 2023 and December 31, 2022.
7. INVESTMENTS:
Money market funds are classified as cash equivalents and investments in fixed income securities are classified as available-for-sale
in the consolidated balance sheets.
Available-for-sale
fixed income securities are recorded at their estimated fair va lue.
The amortize
d cost, gross unrealized holding gains and losses included in other comprehensive income and the fair value of the available-for-sale
fixed income securities at March 31, 2023 and December 31, 2022 are presented in the tables below.

	March 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$21,785	$—	$—	$21,785
Available-for-sale investments
U.S. treasury securities	$35,740	$2	$(133)	$35,609
U.S. government agency bonds	36,829	58	(3)	36,884
Commercial paper	23,356	—		23,356

Available-for-sale investments – short-term	$95,925	$60	$(136)	$95,849

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$36,346	$—	$—	$36,346
Available-for-sale investments
U.S. treasury securities	$58,514	$—	$(304)	$58,210
Corporate bonds	3,581	—	(10)	3,571
Commercial paper	23,142	—	—	23,142

Available-for-sale investments – short-term	$85,237	$—	$(314)	$84,923

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale
securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of March 31, 2023 or December 31, 2022. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale
securities were primarily attributable to changes in interest rates and non-credit-related
factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of March 31, 2023 or December 31, 2022. As of March 31, 2023, there were
8
securities that were in
a
unrealized loss position with a market value of $
33.8
 million, with the largest loss for any single security being less than $
0.1
 million. None of the Company’s
available-for-sale
securities have been in an unrealized loss position for more than one year. No available-for-sale
securities were sold in the three months ended March 31, 2023 or the three months ended March 31, 2022.
See Note 8 for additional information regarding the fair value of the Company’s available-for-sale
securities.
8. FAIR VALUE MEASUREMENTS:
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
The fair value measurements of financial assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$21,785	$—	$—
Short-term investments:
U.S. treasury securities	35,609	—	—
U.S. government agency bonds	—	36,884	—
Commercial paper	—	23,356	—
Forward warrant agreement	—	—	1,129

Total Assets	$57,394	$60,240	$1,129

Liabilities
Derivative warrant liability – Public Warrants	$949	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,691
Earn-out liabilities	—	—	1,487

Total Liabilities	$949	$—	$3,178

1
6

	December 31, 2022
(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents:
Money Market Funds	$36,346	$—	$—
Short-term investments:
U.S treasury securities	58,210	—	—
Corporate bonds	—	3,571	—
Commercial paper	—	23,142	—
Forward Warrant Agreement	—	—	2,229

Total Assets	$94,556	$26,713	$2,229

Liabilities
Derivative warrant liability – Public Warrants	$699	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,068
Earn-out liabilities	—	—	1,206

Total Liabilities	$699	$—	$2,274

As of March 31, 2023 and December 31, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants liability and Private Warrants, 2) Forward Warrant Agreement, and 3)
Earn-out
liability. The Company also has long-term debt and a line of credit that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values as of March 31, 2023 and December 31, 2022 represent the original principal amounts borrowed less principal payments and debt issuance costs.
The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. The Company’s money market funds and U.S. Treasury securities are classified within Level 1 due to the highly liquid nature of these assets with quoted prices in active markets. The investments in available-for-sale
securities (i.e., U.S government agency bonds, corporate bonds and commercial paper and corporate debt securities) and long-term debt and a line of credit issued by the Company are classified within Level 2. The fair value of the Company’s Level 2 financial assets and liabilities is determined by using inputs based on quoted market prices for similar instruments. All other financial instruments are classified as Level 3 liabilities as they all include unobservable inputs.
The Private Warrants were initially measured at fair value using a Black Scholes model. The Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Company has further discussed the key aspects of the fair value measurements described above in Notes 12 and 13 to the condensed consolidated financial statements.
The fair value of the
Earn-out
liability is estimated using a Monte Carlo simulation model. The Company has further discussed the key aspects of the valuation inputs in Note 4 to the financial statements.
As of December 31, 2021, the Company recorded a derivative warrant liability for the Trinity Warrants (as defined below) at fair value using a Black-Scholes option model with unobservable inputs including volatility. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s publicly traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. On June 2, 2022, all outstanding Trinity Warrants were exercised into shares of the Company’s Common Stock

In the three months ended March 31, 2023, the Company reduced the estimated probability of occurrence for the forward warrant agreement from
50% to 25% due to less than favorable market conditions and reduced time until expiration (see Note 13). There were no other changes in fair value measurement techniques in the three months ended March 31, 2023, or the year ended December 31, 2022, (other than the change in valuation assumptions described in Note 1). There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy in the three months ended March 31, 2023 or the year ended December 31, 2022. The fair value estimates are based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Although management is not aware of any factors, other than those noted above, that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements. Current estimates of fair value may differ from the amounts presented.

1
7

A summary of the changes in the fair value of the Company’s Level 3 financial instruments in the three months ended March 31, 2023 and March 31, 2022 are as follows:

(in thousands)	Derivative warrant liability – Trinity Warrants	Derivative warrant liability – Private Warrants	Forward Warrant Agreement	Earn-out Liability
Balance – December 31, 2022	$—	$1,068	$(2,229)	$1,206
Change in fair values	—	623	1,100	281

Balance – March 31, 2023	$—	$1,691	$(1,129)	$1,487

Balance – December 31, 2021	$4,355	$—	$230	$—
Initial measurement upon Business Combination March 2, 2022 (Note 3)	—	9,612	—	20,413
Change in fair values	517	801	(2,970)	(5,991)

Balance – March 31, 2022	$4,872	$10,413	$(2,740)	$14,422

9. SHARE-BASED COMPENSATION:
2013 Equity Incentive Plan
In 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) which provides for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Closing Date and consummation of the Business Combination effective March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan
In
connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of Common Stock initially reserved for issuance under the 2022 Plan was
20,184,797 shares. As of March 31, 2023, 9,899,540 shares were available for future issuance under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the Common Stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.
Stock Option Activity
The following is a summary of stock option activity in the three months ended March 31, 2023:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2022	8,845,903	$0.38
Granted	500,000	0.60
Exercised	(2,860,010)	0.27
Forfeited	(365,809)	0.27
Expired	—	—

Outstanding, March 31, 2023	6,120,084	$0.58

Exercisable, March 31, 2023	2,785,023	$0.27

The weighted-average grant date
 fair value of stock options granted during the three months ended March 31, 2023 was $0.55 per share. No stock options were granted in the three months ended March 31, 2022. The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. For options outstanding at March 31, 2023, the weighted average remaining contractual term of all outstanding options was 8.05 years and their aggregate intrinsic value was $0.9 million. At March 31, 2023, the weighted average remaining contractual term of options that were exercisable was 7.18 years and their aggregate intrinsic value was $1.3 million. The aggregate intrinsic value of stock options exercised was $1.2 million in the three months ended March 31, 2023 and $4.7 million in the three months ended March 31, 2022. We received proceeds from stock option exercises of $0.8 million in the three months ended March 31, 2023 and $0.6 million in the three months ended March 31, 2022.

1
8

Fair Value of Stock Option Grants
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on an average of the historical volatility of a peer group of similar public companies. The expected term of options granted was calculated using the simplified method, which represents the average of the contractual term and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant for the period equivalent to the expected life of the option. In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the Common Stock as of the grant date. Before the Company’s common stock was publicly traded, the fair value of the Common Stock had been determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current engineering and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the Common Stock, arm’s-length
sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others.
No stock options were granted in the three months ended March 31, 2022. All stock options granted in the three months ended March 31, 2023 were time-based grants. Significant inputs to the Black-Scholes option-pricing model used to value stock options grants in the three months ended March 31, 2023 were as follows:

Valuation Assumptions	Time-based Stock Option Grants
Stock price	$0.60
Strike price	$0.60
Annual volatility	140.5%
Risk-free rate	3.54%
Expected term (years)	6.02
Stock-based compensation expense related to stock options granted to employees was $0.4 million and $0.3 million in the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, the unrecognized compensation expense related to unvested stock options was approximately $2.2 million which is expected to be recognized over a weighted-average period of approximately 2.18 years.
Restricted Stock Units

The following is a summary of activity in RSUs in the three months ended March 31, 2023:

Restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	11,332,591	$4.36
Granted	4,769,545	0.57
Forfeited	(3,486,438)	4.64
Vested	(933,325)	4.16

Non-vested at March 31, 2023	11,682,373	$2.74

On March 2, 2022, the performance condition of all outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up
compensation expense for the vesting period that was satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.
The aggregate fair value of outstanding RSUs based on the closing share price of our common stock as of March 31, 2023 was $8.5 million. The aggregate fair value of the RSUs that vested, based on the closing price of our common stock on the vesting date, in the three months ended March 31, 2023 was $0.7 million.

Fair Value RSUs Awards
In the three months ended March 31, 2023, the Company issued 919,545 time-based RSUs and
 3,850,000
market-based performance RSUs. The time-based RSUs vest over periods ranging from

1-4
years and require continuous employment. The market-based performance RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards,

50%
of the shares vest if the Company’s Common Stock trades at or above
 $2.00
per share, and the other
 50%
of the shares vest if the Company’s Common Stock trades at above
 $4.00
per share, for
 20 out of 30
trading days through the fifth anniversary of the grant date. The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s stock on the date of grant. The fair value of the Company’s market-based performance RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for market-based RSUs granted in the three months ended March 31, 2023 was
 $0.56 per RSU.
Significant inputs into the Monte Carlo simulation model used to value market-based RSUs granted in the three months ended March 31, 2023 were as follows:

Valuation Assumptions	Market-based Performance RSUs

Stock price	$0.60
Simulated trading days	1,260
Annual volatility	140.5%
Risk-free rate	3.63%
Estimated time to expiration (years)	5.00
Stock-based compensation expense related to RSUs granted to employees was $1.3 million and $11.2 million in the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, the unrecognized compensation expense related to unvested RSUs was approximately $27.3 million which is expected to be recognized over a weighted-average period of approximately 3.40 years.
Summarized Stock-Based Compensation Expenses
The table below summarizes total stock-based compensation expenses in the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$1,527	$2,389
Selling and marketing expenses	(453)	441
General and administrative expenses	629	8,651

Total stock-based compensation expenses	$1,703	$11,481

10. FINANCING ARRANGEMENTS
Loan and Security Agreement
In March 2021, the Company entered into an agreement (the “L oa
n Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $
12.0

million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of Common Stock (the “Trinity Warrants”) which is recorded at fair value using the Black-Scholes model, see Note 12 for the fair value assumptions.
The Loan Agreement contains customary representations, warranties and covenants; however, the Loan Agreement does not include any financial covenants. In May 2021, the Loan Agreement was modified to increase the overall debt commitment by $
15.0 million (the “Tranche B” or the “Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of
 $
7.0

million was available at the Company’s option at any time through March 10, 2022, subject to certain conditions. The Company drew the remaining
 $
7.0

million commitment in November 2021. In conjunction with the Amendment, the Company cancelled the Trinity Warrants and issued

995,099
(
783,129
shares post conversion upon the closing of the Business Combination) warrant shares to purchase the Common Stock which was an incremental cost allocated between Tranche A and Tranche B, see Note 12 for further information on the Trinity Warrants. The Amendment to the Loan Agreement was considered a modification for accounting purposes. The Company capitalized

$
2.8
 million of debt issuance costs which consist of incremental costs incurred for the lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the term loan.
Under the Amendment, the maturity date was modified to be the date equal to
48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at a rate of the greater of 11
% or the
US Prime Rate plus 7.50% per annum, payable monthly.
The Loan Agreement includes
 certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.

In addition, the Company is required to pay a final payment fee equal to
2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between
21.28-27.51%
for all tranches of the debt as of March 31, 2023.
In January 2022, the Loan Agreement was modified to increase the overall debt commitment by $
5.0
million (the “Tranche C” or the “Third Amendment”) which was drawn on January 27, 2022. Subject to an interest only period of
19 months, Tranche C incurs interest at a rate of the greater of 11%
or
 the
US Prime Rate plus 7.50% per annu
m, payable monthly, until the maturity date, February 1, 2026.
Other modifications per the Third Amendment included an extension of the requirement to raise an additional
 $75
million of equity until April 1, 2022 and a defined exit fee for the additional
 $5.0 million to be at 20%
of the advanced funds under the amendment. The Company met the requirement to raise additional equity of $75 million through the Business Combination mentioned in Note 3. The Company paid an exit fee of $1.0 million which is 20% of the Tranche C amount upon the consummation of the Business Combination. The exit fee was capitalized as a debt issuance cost and is amortized using the effective interest method over the life of Tranche C. The exit fee is not applicable to Tranche A and Tranche B. In conjunction with the Third Amendment, the Company also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities.

The book value of debt approximates its fair value given its maturity and variable interest rate. Long term debt and the unamortized discount balances are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Outstanding principal amount	$28,911	$30,709
Add: accreted liability of final payment fee	479	407
Less: unamortized debt discount, long-term	(725)	(990)
Less: current portion of long-term debt principal	(10,819)	(9,491)

Debt – net of current portion	$17,846	$20,635

Current portion of long-term debt – principal	10,819	9,491
Less: current portion of unamortized debt discount	$(1,134)	$(1,188)

Debt – current portion	$9,685	$8,303

In the three months ended March 31, 2023 and March 31, 2022, the Company recorded interest expense of $1.5 million and $1.2 million, respectively, which includes accretion of the end-of-term
liability, amortization of the commitment fee asset and amortization of debt issuance costs of $0.2 million in each period. The unamortized debt discount as of March 31, 2023 and December 31, 2022 of $1.9 million and $2.2 million, respectively, is offset against the carrying value of the term loan in the condensed consolidated balance sheet.
Scheduled principal payments on total outstanding debt as of March 31, 2023 and December 31,2022 are as follows:

(In thousands)	March 31, 2023	December 31, 2022
2023	$7,693	$9,491
2024	13,007	13,007
2025	8,020	8,020
2026	191	191

	$28,911	$30,709

11. COMMON STOCK
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
No
shares of Preferred Stock were issued and outstanding as of March 31, 2023 or December 31, 2022.
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

As of March 31, 2023, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock Warrants	17,115,928
Stock-Based Awards—RSUs Outstanding	11,682,373
Stock-Based Awards—Options Outstanding	6,120,084

Total	34,918,385

Common Stock Purchase Agreement
The Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company may issue and sell to B. Riley the lesser of i)
 $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock or ii) an amount not to exceed 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Purchase Agreement). The Company did not issue or sell any shares to B. Riley under the Purchase Agreement during the three months ended March 31, 2023.
In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022 pursuant to which the Company provides B. Riley with registration rights with respect to such Common Stock and pursuant to which the Company filed a registration statement covering the resale of such Common Stock, which registration statement was declared effective on September 14, 2022.
Upon the initial satisfaction of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement, on September 14, 2022 (the “Commencement Date”) the Company has the right, but not the obligation, from time to time at the Company’s sole discretion over the
24-month
period from and after the Commencement Date, to direct B. Riley to purchase a specified amount of shares not to exceed the lesser of (i) 1,000,000 shares of Common Stock and (ii) 20%
of the total aggregate number (or volume) of shares of Common Stock traded on The Nasdaq Capital Market (“Nasdaq”) during the applicable period beginning at the official open (or “commencement”) of the regular trading session on the applicable purchase date for such purchase and ending at such time that the total aggregate volume of shares of common stock traded on Nasdaq reaches the Purchase Share Volume Maximum (as defined below) for such purchase (as applicable) (such period for each purchase, the “Purchase Valuation Period”), provided, that, (i) the closing sale price of the Common Stock on the trading day immediately prior to such Purchase Date (as defined in the Purchase Agreement) is not less than $1.00 and (ii) all shares of Common Stock subject to all prior Purchases (as defined in the Purchase Agreement) and all prior Intraday Purchases (as defined in the Purchase Agreement) by B. Riley under the Purchase Agreement have been received by B. Riley prior to the time the Company delivers a purchase notice to B. Riley. “Purchase Share Volume Maximum” means, with respect to a purchase made pursuant to the Purchase Agreement, the number of shares of Common Stock equal to the quotient obtained by dividing the (i) total number of shares of Common Stock to be purchased by B. Riley in the relevant purchase (the “Purchase Share Amount”), by (ii)

0.20
(subject to certain adjustments). The Company did not identify any feature within the Purchase Agreement that needs to be bifurcated and recorded as a derivative.
As of March 31, 2023, the Company’s share price had traded below $1.00 per share for an extended period. As a result, the Company recognized a $0.7 million impairment charge in the three months ended March 31, 2023 for previously deferred offering

costs related to the Purchase Agreement, which was recorded as general and administrative expense in the accompanying condensed consolidated statement of operations.
12. WARRANTS
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the number and corresponding strike price of Rigetti warrants outstanding prior to March 2, 2022, the date of the Business Combination, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.
Liability Classified Warrants
Public Warrants
Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of March 31, 2023 there were 8,625,000 Public Warrants issued and outstanding (Refer to Note 8 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public
W
arrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants at March 31, 2023 and December 31, 2022 was $0.9 million and $0.7 million, respectively. The change in the fair value of the Public
W
arrants included in the condensed consolidated statement of operations in the three months ended March 31, 2023 and March 31, 2022 was a loss of $0.3 million and a gain of $5.1 million, respectively.
Private Warrants
The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Placement Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company as of March 31 2023. The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.
The calculated fair value of the derivative liability for the Private Warrants at March 31, 2023 and December 31, 2022 was $
1.7
 million and $
1.1
 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations in the three months ended March 31, 2023 and March 31, 2022 was a loss of $
0.6
 million and $
0.8
 million, respectively.
Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at March 31, 2023, December 31, 2022 and March 2, 2022 (initial recognition) are as follows:

Valuation Assumptions	March 31, 2023	December 31, 2022	March 2, 2022
Stock Price	$0.72	$0.73	$9.43
Strike Price	$11.50	$11.50	$11.50
Volatility (annual)	138.16%	109.26%	30.66%
Risk-free rate	3.679%	4.04%	1.74%
Estimated time to expiration (years)	3.922	4.172	5.000
Dividend yield	—%	—%	—%
On August 18, 2022, the Private Placement Warrants were transferred from the initial purchasers to permitted transferees of the SPAC Sponsor by means of an internal partnership distribution.

Trinity Warrants
The Trinity Warrants were issued in March of 2021 for the purchase of 313,252 shares of common stock, and additional warrants to purchase 469,877 shares of common stock were issued in connection with the Tranche B Amendment, see Note 10. Therefore, there were a total of 783,129 common stock warrants issued in conjunction with the Loan and Security Agreement in 2021. The Trinity Warrants issued were classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. The Company utilized a Black-Scholes model to determine the grant fair value of the warrants which was approximately
$2.7
million and was recorded as a debt issuance cost. The outstanding warrants were subsequently re-measured at each reporting period using the Black-Scholes model with changes recorded as a component of other income in the Company’s condensed consolidated statement of operations. The liability related to the Trinity Warrants was
 $6.4
million as of June 2, 2022, at which time all
 783,129
Trinity Warrants were exercised and the fair value of the warrant liability was reclassified to equity.
The change in the fair value of the Trinity Warrants included in the condensed consolidated statements of operations in the three months ended March 31, 2022 was a loss of $0.5 million.
Significant inputs into the Black-Scholes option pricing model used to value the Trinity Warrants at March 31, 2022 were as follows:

Valuation Assumptions	March 31, 2022
Stock price	$6.30
Strike price	$0.27
Annual volatility	105.10%
Risk-free rate	2.29%
Estimated time to expiration (years)	9.000
Dividend yield	—%

Equity Classified Warrants
Series C Preferred Stock Financing Warrants
Between February 2020 and May 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 69,223,658 shares (Post conversion - 54,478,260 shares) of its Series C Preferred Stock at a purchase price of $0.906793 per share (Post conversion - $1.15 per share), for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 Warrants to purchase Class A Common Stock to the Series C investors. The Warrants have a $0.01 exercise price per share and have a
10-year
term to expiration. The Warrants can be exercised for cash or on a cashless basis. The Company determined that the Warrants met the requirements for equity classification under ASC 480 and ASC 815. The Company estimated the fair value of the Warrants using the Black-Scholes model and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Warrants on a relative fair value basis, which was recorded to additional paid in capital.
Customer Warrant
In February 2020, the Company issued a
w
arrant to purchase 2,680,607
shares of Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrant has a
 $1.152
exercise price per share and a
10-year
term to expiration. The Customer Warrant vests upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either

50
% or
100
%
of the then unvested Customer Warrant will become fully vested, dependent on the acquiring party in the change of control transaction. The Customer Warrant can be exercised for cash or on a cashless basis.
The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash
consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of March 31, 2023, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.
The vesting status of the Customer Warrant at March 31, 2023 and December 31,2022 was as follows:

	March 31, 2023	December 31, 2022
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310

	2,680,607	2,680,607

13. FORWARD WARRANT AGREEMENT
In connection with the execution of the Merger Agreement in October 2021 (See Note 1), Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner, Ampere Computing LLC (“Ampere”) for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $
10.0
 million. The Forward Warrant Agreement provides for the issuance of a warrant for the purchase of up to
an aggregate of
1,000,000
shares of Common Stock at an exercise price of $
0.0001
. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and Ampere. The parties entered into the collaboration agreement in January 2022. Ampere was required to pay $
5.0
 million to Rigetti no later than the later of (i) the Closing and (ii) June 30, 2022.

On June 30, 2022, pursuant to
the Forward
 Warrant Agreement, the Company issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of the Company’s Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to Rigetti no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing has not occurred by the second anniversary of the Forward Warrant Agreement, Ampere is not obligated to make the additional payment. Upon the payment of such additional amounts, the warrant will vest and be exercisable with respect to the remaining
500,000 shares. The Forward Warrant Agreement further provides that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the remaining shares underlying the warrant. The Company filed a registration statement registering the resale of the initial 500,000 shares issued under the warrant which was declared effective during the year ended December 31, 2022.
The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward Warrant Agreement at inception using the Forward Contract Pricing methodology. The Forward Warrant Agreement was subsequently re-measured
at each reporting period using the Forward Contract Pricing methodology with the change in fair value recorded in general and administrative expense in the condensed consolidated statement of operations.

The calculated fair value of the Forward Warrant Agreement was a derivative asset at March 31, 2023 and December 31, 2022 of $
1.1
 million and $
2.2
 million, respectively. The change in the fair value of the Forward Warrant Agreement included in general and administrative expense in the three months ended March 31, 2023 and March 31, 2022 was a loss of $
1.1
 million and a gain of $
6.0
 million, respectively.
The following table represents key valuation assumptions as of March 31, 2023 and December 31, 2022:

Valuation Assumptions	March 31, 2023	December 31, 2022
Holding period (in years)	0.517	0.767
Risk-free rate	4.87%	4.69%
Probability of the contingency occurring	25%	50%
Underlying value per share	$0.72	$0.73
In the three months ended March 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from
50% to 25% due to less than favorable market conditions and reduced time until expiration.
14. CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:
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
Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three Months Ended March 31
	2023	2022
Customer A	51%	13%
Customer B	23%	*
Customer C	18%	23%
Customer D	*	47%
Sales to government entities in the three months ended March 31, 2023 and March 31, 2022 comprised
82.1% and 76.3% of the Company’s total revenue, respectively.
Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	March 31, 2023		December 31, 2022
Customer A	91%		65%
Customer B		*	13%
Customer C		*	10%
Customer D		*	*

*	Customer accounted for less than 10% of accounts receivable in the respective period
The following table presents a summary of revenue by geography for the three months ended March 31, 2023 and March 31, 2022

	Three Months Ended March 31,
(In thousands)	202 3	202 2
United States	$2,039	$1,900
Europe	162	204

Total revenue	$2,201	$2,104

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.
15. NET LOSS PER SHARE:
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

The following tables set forth the computation of basic and diluted net per share of common stock for the three months ended March 31, 2023 and March 31, 2022:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2023
Basic	$(23,354)	124,778	$(0.19)
Dilutive effect of common equivalent shares	—	—	—

Dilutive	$(23,354)	124,778	$(0.19)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2022
Basic	$(17,642)	53,692	$(0.33)
Dilutive effect of common equivalent shares	—	—	—

Dilutive	$(17,642)	53,692	$(0.33)

There are 3,059,273
shares of contingently issuable Common Stock to the Sponsor pursuant to the earn-out arrangement that were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as March 31, 2023 or March 31, 2022. The weighted-average common shares outstanding for the three months ended March 31, 2023 and March 31, 2022 include 1,401,126 and 3,976,326 weighted average shares for warrants having an exercise price of $0.01 per share each, respectively.
The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.
The Company excluded the following potential common shares from the computation of diluted net loss per share for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31
	2023	2022
Common Stock Warrants	14,450,445	14,959,214
Stock Options	6,120,084	10,114,849
Restricted Stock Units	11,682,373	9,077,015

	32,252,902	34,151,078

(1) The number of outstanding shares as of March 31, 2022 includes 952,127 shares of Common Stock underlying RSUs which were issued once the related registration statement became effective.
(2) The number of outstanding warrants as of March 31, 2023 and March 31, 2022 does not include 1,340,310 and 1,608,359 shares, respectively, of unvested shares under the Customer Warrant.
16. INCOME TAXES:
The Company did not record income tax expense for the three months ended March 31, 2023 or the three months ended March 31, 2022 due to the Company’s loss position and full valuation allowance.
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, the foreign rate differential related to subsidiary earnings, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The Company has deferred tax assets as a result of temporary differences between the taxable income on its tax returns and U.S. GAAP income, R&D tax credit carry forwards and federal and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in the Company’s consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized in the Company’s tax returns. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance.

2
6

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
17. RESTRUCTURING AND SEVERANCE:
In February 2023, the Company announced an updated business strategy, including revisions to the Company’s technology roadmap. In connection with this updated strategy, the Company has implemented a workforce reduction in order to focus the organization and its resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28%
of the Company’s then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023.
The following table presents a summary of restructuring activities in the three months ended March 31, 2023:

(in thousands)
Initial restructuring charge recorded in February 2023	$991
Payments in the three months ended March 31, 2023	(853)
Balance at March 31, 2023	$138

The Company currently expects that the remaining balance in its restructuring accrual at March 31, 2023 will be paid by September 30, 2023.
In addition to the charge for restructuring, the Company also incurred $1.0 million for contractual severance benefits related to executive officers of the Company that were terminated in the three months ended March 31, 2023. These amounts will be paid out on a monthly basis through February 2024.
18. CONTINGENCIES:
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

2
7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $71.5 million and $38.2 million for the year ended December 31, 2022, and 11 months ended December 31, 2021, respectively. Our net losses were $23.4 million for the three months ended March 31, 2023. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development and infrastructure consistent with our long-term business strategy. As of March 31, 2023, we had an accumulated deficit of $302.0 million.

Based on our estimates and current business plan, we expect that we will need to obtain additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. There is no assurance that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction beginning in February 2023 in order to focus the organization and our resources on nearer-term strategic priorities. In March 2023, we further refined our business strategy after internally deploying Ankaa-1, our 84-qubit system delivering denser qubit spacing and tunable couplers, within our company for testing. We plan to concentrate on refining the performance of Ankaa-1. Upon the anticipated external launch of the Ankaa-1 84-qubit system, which is expected to be to select customers, we plan to continue efforts to improve the performance of the system with the goal of reaching at least 98% 2-qubit gate fidelity to support the anticipated Ankaa-2 84-qubit system. We then plan to launch the anticipated Ankaa-2 84 qubit system, continuing to work to improve performance with the goal of reaching at least 99% gate fidelity on Ankaa-2. If these targets are achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system. We believe that this business plan should enable us to concentrate our software application development strategy on what we believe to be the highest likelihood applications for demonstrating nearer term narrow quantum advantage.

The reduction in the workforce impacted approximately 50 employees or 28% of our workforce. We began implementing activities with respect to the revised business plan and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. We incurred a $1.0 million restructuring charge in the first quarter of 2023 for severance payments and temporary healthcare coverage for effected employees. In addition to the restructuring charge, we also incurred $1.0 million of expense for contractual severance benefits related to executive officers of the Company that were terminated in the three months ended March 31, 2023.

The Business Combination and PIPE Financing

On October 6, 2021, SNII entered into the Merger Agreement by and among Supernova, First Merger Sub, Second Merger Sub, and Legacy Rigetti. On March 2, 2022, the Business Combination was consummated. While the legal acquirer in the Merger Agreement was Supernova, for financial accounting and reporting purposes under United States generally accepted accounting principles (“U.S. GAAP”), Rigetti was the accounting acquirer, and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of Rigetti represent the continuation of the financial statements of Legacy Rigetti in many respects. Under this method of accounting, Supernova was treated as the “acquired” company for financial reporting purposes. For accounting purposes, Rigetti was deemed to be the accounting acquirer in the transaction and, consequently, the transaction was treated as a recapitalization of Rigetti (i.e., a capital transaction involving the issuance of stock by Supernova for the stock of Rigetti).

As a result of the Business Combination, all of the shares of Legacy Rigetti Common Stock outstanding immediately prior to the Closing (including Legacy Rigetti Common Stock resulting from the Legacy Rigetti preferred stock conversion) were converted into the right to receive an aggregate of 78,959,579 shares of our Common Stock, par value $0.0001 per share (“Common Stock”). Additionally, each issued and outstanding share of Supernova Class A and Class B Common Stock held by Supernova automatically converted to 20,209,462 shares of Common Stock (of which 3,059,273 shares are subject to vesting under certain conditions). Upon consummation of the Business Combination, the most significant change in our reported financial position and results of operations was an increase in cash of $205.0 million, including $225.6 million of proceeds from the Business Combination and PIPE Financing, net of transaction costs incurred by us of $20.6 million.

Additional direct and incremental transaction costs were also incurred by Rigetti in connection with the Business Combination. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Rigetti’s transaction costs totaled $20.6 million, of which $19.7 million was allocated to equity-classified instruments and recorded as a reduction to additional paid-in capital, and the remaining $0.9 million was allocated to liability-classified instruments that are subsequently measured at fair value through earnings and recognized as expense in the consolidated statements of operations.

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

Our future results of consolidated operations and financial position may not be comparable to historical results for a variety of reasons, including as a result of the Business Combination.

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the continuing effects of the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, the Russia-Ukraine war, and recent bank failures have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

The World Health Organization has declared COVID-19 is no longer a global public emergency. Specifically, the COVID-19 pandemic has limited and could further limit the ability of suppliers and business partners to perform, including third-party suppliers’ ability to provide components, services and materials. We have experienced and may experience further increases in the cost of raw materials. Furthermore, we have experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic and the general disruptions resulting from the ongoing conflict between Ukraine and Russia and related sanctions, as well as increases in costs of component parts, labor and raw materials, which we largely attribute to rising inflation and high demand as a result of restricted supply. We expect these increased costs to remain high from any resulting disruption to the Company’s operations post COVID-19 pandemic, the Ukraine-Russia conflict and as their respective effects persist. As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation and interest rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. In addition, global economic conditions have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and increases in inflation, interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and other efforts. However, like many other companies, we are taking actions to monitor our operations to account for the increases in the cost of capital. Specifically, this includes efforts to enhance our operational efficiency, maximize our R&D spend through strategic collaborations, and being highly selective in hiring top-tier talent.

Results of Operations—Three Months Ended March 31, 2023 Compared to Three months Ended March 31, 2022

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,		2023 vs. 2022
(In thousands, except per share amounts)	2023	2022	$ Change	% Change
Revenue	$2,201	$2,104	97	4.6
Cost of revenue	510	414	96	23.2

Total gross profit	1,691	1,690	1	—

Research and development	13,707	13,927	(220)	(1.6)
Sales and marketing	518	1,475	(957)	(64.9)
General and administrative	8,495	11,560	(3,065)	(26.5)
Restructuring	991	—	991	100.0

Total operating expenses	23,711	26,962	(3,251)	(12.1)

Loss from operations	(22,020)	(25,272)	3,252	12.9

Other income (expense), net
Interest expense	(1,464)	(1,205)	(259)	21.5
Interest income	1,284	—	1,284	100.0
Change in fair value of derivative warrant liabilities	(873)	3,771	(4,644)	(123.2)
Change in fair value of earn-out liabilities	(281)	5,991	(6,272)	(104.7)
Transaction costs	—	(927)	927	100.0

Total other income (expense), net	(1,334)	7,630	(8,964)	(117.5)

Net loss before provision for income taxes	(23,354)	(17,642)	(5,712)	(32.4)

Provision for income taxes	—	—	—	—

Net loss	$(23,354)	$(17,642)	(5,712)	(32.4)

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

Revenue increased by $0.1 million, or 4.6%, to $2.2 million in the three months ended March 31, 2023, from $2.1 million in the three months ended March 31, 2022. The increase was inconsequential and reflects typical variability in the timing of revenue recognition from development contracts.

For the next few years, we expect the majority of our revenue to be generated from development contracts. Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given quarter will vary significantly based on the delivery of the associated milestones and/or the work performed. Revenue from these contracts is expected to vary in terms of timing and size, resulting in significant quarter-to-quarter fluctuations in revenue levels. There may be some near-term reduction in revenue as we align to our updated strategy announced in February 2023.

Cost of Revenue

Cost of revenue consists primarily of all direct and indirect cost associated with development contracts and providing QCaaS offerings and other services, including employee costs for program management and personnel associated with the delivery of goods and services to customers and sub-contract costs for work performed by third parties. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to the development contracts and QCaaS offerings and other services.

Cost of revenue increased by $0.1 million, or 23.2%, to $0.5 million in the three months ended March 31, 2023, from $0.4 million in the three months ended March 31, 2022. The increase was inconsequential and was mainly due to the associated $0.1 increase in revenue in the three months ended March 31, 2023. Cost revenue and gross margins can vary significantly from quarter-to-quarter due to significant variability in the pricing and terms of our development contracts.

Operating Expenses

Our operating expenses primarily consist of research and development, sales and marketing and general and administrative expenses.

Research and development

Research and development expenses include compensation, employee benefits, stock-based compensation, outside consultant fees, facility costs, depreciation and amortization, materials and components purchased for research and development. We expect research and development expenses to increase as we continue to invest in quantum computing and the superconducting quantum processors needed for quantum computers. We do not currently capitalize any research and development expenditures. Research and development costs are expensed as incurred.

Research and development expenses decreased by $0.2 million, or 1.6%, to $13.7 million in the three months ended March 31, 2023, from $13.9 million in the three months ended March 31, 2022. Increases in the three months ended March 31, 2023 for employee wages and benefits related to new employees of $1.2 million, depreciation of $0.6 million, facility costs of $0.2 million, and contractual executive severance costs of $0.3 million, were more than offset by a decrease in electricity expenses of $1.3 million, stock compensation costs of $0.8 million and material costs for research projects of $0.4 million. In the three months ended March 31, 2022, we recognized a $1.3 million out-of-period adjustment for electrical utility fees and $1.6 million of cumulative deferred stock compensation expense related to the satisfaction of a liquidity condition because of the closing of the Business Combination.

Current R&D expenditures are primarily focused on our technology roadmap and long-term goal of achieving broad quantum advantage.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation including stock-based compensation, employee benefits, outside consultant’s fees, travel and marketing promotion costs.

Sales and marketing expenses decreased by $1.0 million, or 64.9%, to $0.5 million in the three months ended March 31, 2023, from $1.5 million in the three months ended March 31, 2022. The decrease was due to lower employee wages and benefits of $0.4 million related to our restructuring in February 2023, when compared to the three months ended March 31, 2022, and a $0.9 reduction in stock compensation costs related to recognition of cumulative deferred stock compensation expense in March 2022 because of the closing of the Business Combination. These decreases were partially offset by contractual executive severance costs of $0.3 million. We reduced sales and marketing headcount in February 2023 in connection with our updated business strategy and nearer term focus on our technology roadmap. We expect selling and marketing expenses to increase over the longer term, after we achieve quantum advantage, and subsequently enhance our service offerings, expand our customer base, and implement new marketing strategies.

General and Administrative

General and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with providing development contracts, QCaaS offerings and other services.

General and administrative expenses decreased by $3.1 million, or 26.5%, to $8.5 million in the three months ended March 31, 2023, from $11.6 million in the three months ended March 31, 2022. The decrease was primarily due to a reduction in stock-based compensation costs of $8.0 million and bonus expenses of $1.8 million, partly offset by a $4.0 million unfavorable change in the fair value of the Ampere Forward Warrant Agreement, higher costs for professional fees and insurance totaling $1.6 million, a $0.7 million impairment charge for deferred offering costs, and contractual executive severance costs of $0.3 million. The decline in stock-based compensation costs and bonus expenses in the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, reflect the fact that we recognized $6.9 million of previously deferred stock-based compensation expenses and $2.1 million of transaction bonuses in connection with the closing of the Business Combination in March 2022. The higher costs for professional fees and insurance in the three months ended March 31, 2023 are related to being a public company for the entirety of the first quarter of 2023, compared to only one month in the first quarter of 2022.

Restructuring

In February 2023, we announced an updated business strategy, including revisions to the Company’s technology roadmap. In connection with this updated strategy, the Company implemented a workforce reduction in order to focus the organization and its resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28% of the Company’s then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance.

The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023, resulting in a $1.0 million restructuring charge in the three months ended March 31, 2023. The Company currently expects that the remaining balance in its restructuring accrual at March 31, 2023 will be paid by September 30, 2023.

Other income and (expense), net

Interest expense

Our outstanding debt carries a variable rate of interest. Interest expense increased by $0.3 million to $1.5 million in the three months ended March 31, 2023, from $1.2 million in the three months ended March 31, 2022. We paid a higher rate of interest on our debt in 2023 due to the increases in the prime interest rate that occurred throughout 2022.

Interest income

Interest income was $1.3 million in the three months ended March 31, 2023. We did not have any interest income in the three months ended March 31, 2022. The increase in interest income is due to higher rates of interest earned on available-for-sale securities and higher average invested balances, given that the Business Combination and PIPE financing closed on March 2, 2022.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of warranty liabilities is included in Note 12 to our condensed consolidated financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The change in fair value of warrant liabilities was an expense of $0.9 million in the three months ended March 31, 2023, compared to income of $3.8 million in the three months ended March 31, 2022.

Change in Fair Value of Earn-Out Liability

A discussion of the change in the fair value of the earn-out liability is included in Note 4 to our condensed consolidated financial statements for the three months ending March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The change in fair value of our earn-out liability in the three months ended March 31, 2023 was an expense of $0.3 million, compared to income $6.0 million in the three months ended March 31, 2022.

Transaction Costs

Transaction costs allocated to liability-classified instruments must be expensed as incurred. Changes in these instruments are subsequently measured at fair value through earnings. In the three months ending March 31, 2022, transaction costs allocated to liability-classified instruments arising from the Business Combination totaled $0.9 million. No transaction costs were incurred in the three months ending March 31, 2023.

Provision for Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a full valuation allowance against our deferred tax assets. The Company did not record income tax expense for the three months ended March 31, 2023 or the three months ended March 31, 2022 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses since inception and negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenues. During the year ended December 31, 2022 and the three months ended March 31, 2023, we incurred net losses of $71.5 million and $23.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $302.0 million, and we expect to incur additional losses for the foreseeable future. In connection with the closing of the Business Combination on March 2, 2022, we received net proceeds of $225.6 million. We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by late 2024 or early 2025 to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the continuing effects of the COVID-19 pandemic, disruptions in the banking system, international conflicts and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of the continuing effects of the COVID-19 pandemic, disruptions in the banking system, and macroeconomic conditions could materially affect our business and the value of our securities.

Our short-term cash requirements include capital expenditures for materials and components for research and development and quantum computing fridges; working capital requirements; and strategic collaborative arrangements and investments.

Our long-term requirements include expenditures for expansion of our quantum chip fabrication facility; planned development of multiple generations of quantum processors; and anticipated additional investments to scale our QCaaS offering.

We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our existing cash, cash equivalents and available-for-sale investments on hand, our committed equity financing with B. Riley (subject to the price of our Common Stock trading above $1.00 as described below), and other potential securities financings or other capital sources, including development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the use of our committed equity financing with B. Riley, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q.

In addition, actual sales, if any, of shares of our Common Stock to B. Riley pursuant to the committed equity financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our Common Stock (including the condition that the price of our Common Stock is trading above $1.00) and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may utilize the committed equity financing.

Loan and Security Agreement

In January 2022, we entered into the Third Amendment to the Loan Agreement with Trinity to increase the debt commitment by $5.0 million to $32.0 million thereunder. The amendment allowed us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. The Third Amendment also included an extension of the requirement to raise an additional $75.0 million of equity which was satisfied through the Business Combination and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the Third Amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of March 31, 2023, the total principal amount outstanding under the Loan Agreement was $28.9 million. We use borrowings under the Loan Agreement for working capital purposes. The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with all covenants under the Loan Agreement.

Our cash commitments at March 31, 2023 were primarily as follows:

(in thousands)	Total	Short-term	Long-term
Financing obligations	$28,911	$10,819	$18,092
Estimated cash interest on financing obligations	5,989	3,831	2,158
Operating lease	9,829	2,284	7,545

	$44,729	$16,934	$27,795

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

Net cash used in operating activities during the three months ended March 31, 2023 was $15.5 million, resulting primarily from our net loss of $23.4 million, adjusted for non-cash charges of $7.1 million. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities. Changes in operating assets and liabilities providing cash totaled $0.8 million, which primarily consisted of a decrease in accounts receivable of $0.9 million and a decrease in prepaid and other current assets of $0.7 million, offset in party by a decrease in accounts payable, accrued expenses and other current liabilities of $0.5 million and a decrease in deferred revenue of $0.4 million. The decrease in accounts receivable was due to higher sales in the fourth quarter of 2022, with collection of the related receivables in the first quarter of 2023. The decrease in prepaid expenses and other current assets was mainly due to recognition of previously paid premiums for Directors and Officers insurance. The decrease in accounts payable, accrued expenses and other liabilities was mainly due to slightly higher payments to vendors and payment of monthly rentals for operating lease liabilities. The decrease in deferred revenue was due to a decrease in prepayment by customers for goods or services that were yet to be delivered.

Net cash used in operating activities during the three months ended March 31, 2022 was $15.7 million, resulting primarily from our net loss of $17.6 million, adjusted for non-cash charges of $0.5 million. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities. Changes in operating assets and liabilities were $1.5 million, which primarily consisted of a decrease in accounts receivable of $0.3 million, an increase in prepaid and current assets of $3.1 million, an increase in accounts payable, accrued expenses and other current liabilities of $5.6 million, an increase in other assets of $0.9 million, and a decrease in deferred revenue of $0.5 million. The increase in prepaid expenses and other current assets was due to advance payment for goods or services that were expected to be recognized or realized within 12 months of March 31, 2022. The increase in accounts payable, accrued expenses and other liabilities was due to increased operating expenses in the three months ended March 31, 2022. The decrease in deferred revenue was due to a decrease in prepayment by customers for goods or services that were yet to be delivered, and the increase in accounts receivable was due to the timing of customer invoicing and payments.

Cash used in operating activities was reduced by $0.2 million to $15.5 million in the three months ended March 31, 2023 from $15.7 million in the three months ended March 31, 2022. Our net loss from operations increased by $5.7 million to $23.4 million in the three months ended March 31, 2023 from $17.6 million in the three months ended March 31, 2022. Non-cash charges favorably impacting our net loss from operations as reflected in the accompanying interim condensed consolidated statement of cash flows increased by $6.6 million to $7.1 million in the three months ended March 31, 2023, from $0.5 million in the three months ended March 31 2022. Changes in working capital favorably impacting cash used by operations declined by $0.7 million to $0.8 million in the three months ended March 31, 2023, from $1.5 million in the three months ended March 31, 2022.

Cash Flows Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 totaled $15.0 million, resulting from $4.8 million of additions to property and equipment, and purchases of available for sale securities, net of maturities, totaling $10.2 million. Investments in property and equipment during this period primarily relate to quantum computing equipment and leasehold improvements for our chip fabrication facility.

Cash used in investing activities during the three months ended March 31, 2022 was $2.8 million, resulting solely from additions to property and equipment. Investments in property and equipment during this period relate primarily to process computing equipment, quantum computing equipment and development tools for our chip fabrication facility.

Net cash used in investing activities in the three months ended March 31, 2023 increased by $12.2 million when compared to the three months ended March 31, 2022, mainly due to increased purchases of property and equipment and available for sale securities.

Cash Flows Used in or Provided by Financing Activities

Cash used in financing activities during the three months ended March 31, 2023 totaled $1.2 million, reflecting $1.8 million of principal payments under the Loan Agreement and payments of $0.1 million for deferred financing costs, offset in part by proceeds from the exercise of stock options and warrants totaling $0.8 million.

Cash provided by financing activities during the three months ended March 31, 2022 totaled $213.4 million, reflecting $225.2 million of proceeds from the Business Combination and PIPE Investment, net of transaction costs ,and offset by Rigetti transaction costs of $16.7 million, additional proceeds from the issuance of debt and warrants of $5.0 million associated with the third amendment to the Loan Agreement, less debt issuance costs and exit fees totaling $1.0 million, and proceeds from the exercise of stock options and warrants totaling $0.6 million.

Net cash provided by financing activities during the three months ended March 31, 2023 decreased by $214.6 million when compared to three months ended March 31, 2022, largely from the close of the Business Combination and PIPE Investment net of transaction costs, and additional proceeds from the issuance of debt and warrants during the three months ended March 31, 2022. We expect to continue to finance our cash needs primarily through cash, cash equivalents and available-for-sale investments on hand, our committed equity financing with B. Riley (subject to the price of our Common Stock trading above $1.00), and other potential securities financings or capital sources.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions that affect revenue and expenses during the reporting periods. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, we believe the following critical accounting policies and estimates are most important to understanding and evaluating our reported financial results.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. As of March 31, 2023, the fair value of the Private Warrants decreased to $1.7 million, with the change in fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of March 31, 2023, the fair value of the Public Warrants decreased to $0.9 million with the change in fair value of derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

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

Other than the Public Warrants and Private Warrants noted above, we also issued a total of 783,129 Common Stock warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized the Black-Scholes model to determine the inception date fair value of the warrants of approximately $2.7 million which was recorded as part of Debt Issuance Cost. The outstanding Common Stock warrants were subsequently remeasured at each reporting period using the Black-Scholes model with the change in fair value recorded as a component of other income in the Company’s consolidated statements of operations.

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

As of March 31, 2023, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $1.5 million with the change in fair value of the earn-out liability recorded in the consolidated statements of operations each reporting period.

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

On June 30, 2022, pursuant to the Forward Warrant Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing has not occurred by the second anniversary of the Forward Warrant Agreement, Ampere is not obligated to make the additional payment and we are not obligated to issue the remaining shares underlying the warrants. The Forward Warrant Agreement further provides that we will use commercially reasonable efforts to file a registration statement to register the resale of the shares issued or issuable pursuant to the warrant and upon such payment the warrant will vest and be exercisable by Ampere with respect to 500,000 shares of Common Stock pursuant to the terms of the warrant. We filed such registration statement, and it became effective in the year ended December 31, 2022.

We evaluated the Forward Warrant Agreement as a derivative in accordance with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated the fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of March 31, 2023. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies specified in the agreement. In the three months ended March 31, 2023, we reduced the estimated probability of occurrence for the forward warrant agreement from 50% to 25% due to less than favorable market conditions and reduced time until expiration.

Based on these inputs and assumptions, we calculated the fair value of the Forward Warrant Agreement to be a derivative asset of $1.1 million as of March 31, 2023, and a derivative asset of $2.2 million as of December 31, 2022. We have included the derivative as a forward contract asset in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. The change in fair value is recorded as part of general and administrative expense in our consolidated statements of operations.

Revenue Recognition

Revenue consists primarily of our contracts that provide access to Rigetti quantum computing systems, collaborative research services, professional services, and the sale of custom quantum computing components. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (i.e., quantum computing subscriptions) is recognized on a ratable basis over the subscription term, which can range from three months to two years. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. Revenue related to collaborative research services and professional services is recognized over time based on completed milestones or hours or costs incurred as appropriate. Revenue for partially completed milestones deemed probable of being met is recognized using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the milestone. Revenue related to cost share contracts is recognized as the reimbursable costs are incurred. For fixed price milestone-based contracts, revenue is recognized based on the input measure explained above as control is expected to transfer over the time period a milestone is completed. Revenue related to the sale of custom quantum computing components is recognized at a point in time upon acceptance by the customer.

Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of 18 months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exist. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified. These revisions may impact the overall progress related to transfer of control and therefore result in either increases or decreases in revenues as well as increase or decreases in fulfillment costs and contract margins. In accordance, with ASC No. 250, Accounting Changes and Error Corrections, any changes in estimates are reflected in our consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.

When our contracts with customers contain multiple performance obligations, the transaction price is allocated on a relative standalone selling price basis to each performance obligation. We typically determine standalone selling price based on observable selling prices of our products and services. In instances where standalone selling price is not directly observable, standalone selling price is determined using information that may include market conditions and other observable inputs. Stand-alone selling price is typically established as a range. In situations in which the stated contract price for a performance obligation is outside of the applicable standalone selling price range and has a different pattern of transfer to the customer than the other performance obligations in the contract, we will reallocate the total transaction price to each performance obligation based on the relative standalone selling price of each.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended March 31, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule12b- of the Exchange Act and are not required to provide the information required under this item.

ITEM 4	– CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below.

We are adding additional controls over review of complex financial instrument valuations and our year-end and quarter-end close process, which are still being implemented, as well as additional technical accounting resources. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to the material weaknesses and the additional procedures that we performed, management has concluded that the interim consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP for interim financial statements; however, the material weaknesses could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements and certain of the material weaknesses did result in errors in the financial statements and related disclosures as described below for the quarters ended March 31, 2022 and June 30, 2022, which we restated in 2022.

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

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to complex financial instruments. This material weakness continued to exist as of March 31, 2023 because the controls that were implemented as part of our plan to remediate this material weakness have not been operating for a sufficient period of time to allow management to conclude through testing that the controls are effective.

Additionally, as previously disclosed, in connection with the preparation of the financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, and a lack of timely review over the financial statement close process. We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the business combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of March 31, 2023 due to the reasons described above, the relatively short period of time since the material weakness was first identified, and because all of the necessary controls to remediate the material weakness have not yet been implemented and sufficiently tested.

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

Changes in Internal Control over Financial Reporting

For the three months ended March 31, 2023, other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of material factors that make an investment in our ordinary shares speculative or risky.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	March 7, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1#	Executive Employment Agreement, dated February 9, 2023, by and between Rigetti Computing, Inc. and Jeffrey Bertelsen	8-K	001-40140	10.1	February 10, 2023

10.2#	Separation Agreement for Chad Rigetti, dated as of February 14, 2023	8-K	001-40140	10.1	February 16, 2023

10.3#	Amended and Restated Employment Agreement, dated as of March 2, 2023, between Rigetti Computing, Inc. and David Rivas.	POS AM	333-263798	10.30	April 5, 2023

10.4*#	Separation Agreement for Michael Harburn, dated as of February 15, 2023

10.5*#	Separation Agreement for Brian Sereda, dated as of March 28, 2023

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
#	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGETTI COMPUTING, INC.

/s/ Subodh Kulkarni
By Subodh Kulkarni, President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey A. Bertelsen
By Jeffrey A. Bertelsen, Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)

Dated: May 11, 2023