Form 10-Q
period 2023-06-30
Rigetti Computing, Inc.
filed 2023-08-10
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from         to

Commission File Number (001-40140)

RIGETTI COMPUTING, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0950636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

775 Heinz Avenue
Berkeley California	94710
(Address of principal executive offices)	(Zip Code)

(510) 210-5550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	RGTI	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	RGTIW	The Nasdaq Capital Market

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

As of August 7, 2023, there were 132,989,744 shares of the registrant’s Common Stock, no par value, issued and outstanding.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the sufficiency of our cash resources, our expectation that we will need to raise additional capital by late 2024 or early 2025 and our ability to raise additional capital when needed and on attractive terms,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategy for quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the success of our partnerships and collaborations,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that may be instituted against us or others with respect to the Business Combination (as defined herein) or other matters,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to maintain compliance with standards relating to the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to remediate the material weaknesses in, and establish and maintain, effective internal controls over financial reporting;
●	changes in applicable laws or regulations,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflict involving Russia and Ukraine and sanctions related thereto), including inflation and financial and credit market fluctuations,
●	changes in applicable laws or regulations,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base; and
●	the lingering effects of the COVID-19 pandemic and macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, on the foregoing.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:

●	Based on our estimates and current business plan, we expect that we will need to raise additional capital by late 2024 or early 2025 in order to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.
●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use net operating loss carryforwards and other tax attributes may be limited.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, including any future generations developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated wider external release of an 84 qubit system, and anticipated release of a 336 qubit system, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
●	Our system depends on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.
●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.

●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.
●	We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
●	We have in the past been out of compliance with the continued listing standards of Nasdaq and we may be unable to maintain compliance with such standards. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	Unstable market and economic conditions, including recent bank failures, have had and may continue to have serious adverse consequences on our business, financial condition and share price.
●	Our warrants, including our Public Warrants, Private warrants and other warrants we have issued, are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.
●	Our warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The Warrants may never be in the money, and they may expire worthless.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2022 materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations, assumptions, and intentions only as of the date of this filing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

RIGETTI COMPUTING, INC.

(Unaudited)

	June 30,	December 31,
(In thousands, except share information)	2023	2022
ASSETS
Cash and cash equivalents	$21,712	$57,888
Available-for-sale investments	83,765	84,923
Accounts receivable	7,629	6,235
Prepaid expenses and other current assets	3,338	2,450
Forward contract—assets	1,085	2,229
Deferred offering costs	—	742
Total current assets	117,529	154,467
Property and equipment, net	41,356	39,530
Operating lease – right-of-use assets, net	8,552	9,316
Other assets	130	129
Total assets	$167,567	$203,442
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$947	$1,938
Accrued expenses and other current liabilities	6,557	8,205
Deferred revenue	833	961
Debt - current portion	10,666	8,303
Operating lease liabilities—current	2,349	2,345
Total current liabilities	21,352	21,752
Debt - net of current portion	16,096	20,635
Operating lease liabilities - noncurrent	7,275	7,858
Derivative warrant liabilities	2,645	1,767
Earn-out liabilities	1,837	1,206
Total liabilities	49,205	53,218
Commitments and contingencies - note 18
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 132,401,062 shares issued and outstanding at June 30, 2023 and 125,257,233 shares issued and outstanding at December 31, 2022	13	12
Additional paid-in capital	437,320	429,025
Accumulated other comprehensive gain (loss)	1	(161)
Accumulated deficit	(318,972)	(278,652)
Total stockholders’ equity	118,362	150,224
Total liabilities and stockholders’ equity	$167,567	$203,442

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

RIGETTI COMPUTING, INC.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$3,327	$2,134	$5,527	$4,238
Cost of revenue	597	873	1,106	1,287
Total gross profit	2,730	1,261	4,421	2,951
Research and development	13,219	12,747	26,925	26,673
Selling, general and administrative	5,747	14,272	14,761	27,308
Restructuring	—	—	991	—
Total operating expenses	18,966	27,019	42,677	53,981
Loss from operations	(16,236)	(25,758)	(38,256)	(51,030)
Other income (expense), net
Interest expense	(1,574)	(1,040)	(3,038)	(2,244)
Interest income	1,199	—	2,483	—
Change in fair value of derivative warrant liabilities	(5)	7,980	(878)	11,750
Change in fair value of earn-out liabilities	(350)	6,566	(631)	12,557
Transaction costs	—	—	—	(927)
Total other income (expense), net	(730)	13,506	(2,064)	21,136
Net loss before provision for income taxes	(16,966)	(12,252)	(40,320)	(29,894)
Provision for income taxes	—	—	—	—
Net loss	$(16,966)	$(12,252)	$(40,320)	$(29,894)
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.11)	$(0.32)	$(0.36)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	128,515	114,096	126,657	84,061

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

RIGETTI COMPUTING, INC.

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net loss	$(16,966)	$(12,252)	$(40,320)	$(29,894)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	38	(79)	47
Unrealized gains on available-for-sale debt securities	3	—	241	—
Total other comprehensive income (loss) before income taxes	7	38	162	47
Income taxes	—	—	—	—
Total other comprehensive income (loss) after income taxes	7	38	162	47
Total comprehensive loss	$(16,959)	$(12,214)	$(40,158)	$(29,847)

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RIGETTI COMPUTING INC.

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,320)	$(29,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,249	2,978
Stock-based compensation	5,058	22,522
Change in fair value of earn-out liabilities	631	(12,557)
Change in fair value of derivative warrant liabilities	878	(11,750)
Change in fair value of forward contract	1,144	(5,077)
Impairment of deferred offering costs	836	—
Amortization of debt issuance costs	428	416
Accretion of available-for-sale securities	(1,571)	—
Accretion of debt commitment fee	158	116
Accretion of debt end-of-term liabilities	96	135
Non-cash lease expense	764	—
Changes in operating assets and liabilities:
Accounts receivable	(1,394)	(1,030)
Prepaid expenses and other current assets	(888)	(2,898)
Other assets	(1)	34
Deferred revenue	(128)	123
Accounts payable	(1,298)	(882)
Accrued expenses and other current liabilities	(2,260)	2,557
Other liabilities	—	122
Net cash used in operating activities	(33,618)	(35,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,735)	(10,636)
Purchases of available-for-sale securities	(57,619)	—
Maturities of available-for-sale securities	60,589	—
Net cash used in investing activities	(2,765)	(10,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Business Combination, net of transaction costs paid	—	225,604
Transaction costs paid directly by Rigetti	—	(17,428)
Proceeds from issuance of notes payable	—	5,000
Payment on principal of notes payable	(2,858)	—
Payments on deferred offering costs	(107)	—
Payments on debt issuance costs	—	(85)
Payment on loan and security agreement exit fees	—	(1,000)
Proceeds from sale of common stock through Common Stock Purchase Agreement	2,348	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	903	5,675
Net cash provided by financing activities	286	217,766
Effects of exchange rate changes on cash and cash equivalents	(79)	46
Net (decrease) increase in cash and cash equivalents	(36,176)	172,091
Cash and cash equivalents – beginning of period	57,888	12,046
Cash and cash equivalents – end of period	$21,712	$184,137
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,330	$1,708
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial fair value of earn-out liability acquired in merger	$—	$20,413
Initial fair value of private placement and public warrant liability acquired in merger	$—	$22,932
Exercise of loan and security agreement warrants	$—	$6,370
Settlement of the first tranche of forward contract	$—	$3,305
Unrealized gain on short-term investments	$241	$—
Capitalization of deferred costs to equity upon share issuance	$13	$848
Purchases of property and equipment recorded in accounts payable	$307	$428
Purchases of property and equipment recorded in accrued expenses	$33	$—

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RIGETTI COMPUTING INC.

1.	DESCRIPTION OF BUSINESS

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

The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California; London, United Kingdom; Adelaide, Australia and British Columbia, Canada. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.

Basis of Presentation

On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”, see Note 3). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) on a one-for-one basis. The SNII Public Warrants and the Private Warrants held by SNII became warrants for Common Stock. The Company’s Common Stock and Public Warrants trade on the Nasdaq Capital Market under the ticker symbols “RGTI” and “RGTIW,” respectively. For more information on this transaction, see Note 3.

The Company determined that Legacy Rigetti was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (ASC) 805, Business Combination.

The determination was primarily based on the following facts:

●	Former Legacy Rigetti stockholders have a controlling voting interest in the Company;
●	The Company’s board of directors as of immediately after the closing was comprised of eight board members, six seats occupied by previous Legacy Rigetti board members and one seat being occupied by a previous SNII representative. The final eighth seat was filled by an individual who did not have ties to either Legacy Rigetti or SNII pre-Business Combination; and
●	Legacy Rigetti management held executive management roles for the post-combination company and was responsible for day-to-day operations.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company’s financial position as of June 30, 2023, and the results of its operations and cash flows for the three and six-month periods ended June 30, 2023 and June 30, 2022, respectively.

Reclassifications— Sales and marketing expenses became less significant following the reduction in workforce and strategic realignment we announced in February 2023. For this reason, sales and marketing and general administrative expenses have been combined and are now reported as selling, general and administrative. Related amounts for all prior periods have been reclassified to conform with this presentation.

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

Based on the Company’s forecasts, the Company believes that its existing cash and cash equivalents and available-for-sale investments should be sufficient to meet its anticipated operating cash needs for at least the next 12 months from the issuance of these financial statements based on the Company’s current business plan and expectations and assumptions considering current macroeconomic conditions.

Macroeconomic Conditions —Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and the lingering effects of the COVID-19 pandemic. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases and related subsequently issued ASUs (collectively, “Topic 842”), which supersedes Topic 840. From a lessee perspective, the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. The Company adopted Topic 842 on December 31, 2022, effective as of January 1, 2022, using the modified retrospective transition option of applying the new standard at the adoption date for all leases with an original term greater than 12 months. Adoption of the standard resulted in the recognition of operating lease ROU assets and operating lease liabilities of $6.3 million and $6.6 million, respectively, and a $0.3 million adjustment to deferred rent, with no impact to accumulated deficit as of January 1, 2022. Adoption of the standard did not have an impact on the Company’s consolidated statement of operations or cash flows. The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2022 continue to be presented in accordance with the presentation requirements of Topic 840.

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

As discussed in Note 1, on March 2, 2022, the Business Combination was completed. Pursuant to the Company’s certificate of incorporation, as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001, of the Company (the “Preferred Stock”). The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of June 30, 2023 or December 31, 2022.

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

As a result of and upon the effective time of the Domestication (which occurred on March 1, 2022), among other things (1) each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of SNII (“SNII Class A ordinary share”) converted automatically, on a one-for-one basis, into a share of Common Stock; (2) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of SNII (“SNII Class B ordinary share”) converted automatically, on a one-for-one basis, into a share of Common Stock; (3) each then issued and outstanding whole warrant of SNII to purchase one SNII Class A ordinary shares converted automatically into a Public Warrant to acquire one share of Common Stock at an exercise price of $11.50 per share pursuant to the Warrant Agreement, dated March 1, 2021, between SNII and American Stock Transfer & Trust Company, as warrant agent; and (4) each then issued and outstanding unit of SNII (the “SNII Units”) was separated and converted automatically into one share of Common Stock and one-fourth of one Warrant.

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

In connection with the execution of the Merger Agreement, SNII entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Supernova Partners II, LLC (the “Sponsor”), Legacy Rigetti and SNII’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and SNII’s directors and officers (“Sponsor Holders”), among other things, agreed to vote all of their shares of SNII capital stock in favor of the approval of the Business Combination. In addition, pursuant to the Sponsor Support Agreement, (i) 2,479,000 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Common Stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Promote Sponsor Vesting Shares”), and (ii) 580,273 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Common Stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Sponsor Redemption-Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited (Refer to Note 4 for related significant accounting policy for the Earn-Out Liability related to the Sponsor Vesting Shares).

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

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Business Combination. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled $20.65 million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Warrants and the earnout related to the Sponsor Vesting Shares were expensed in the condensed consolidated statements of operations. Of the total transaction costs of $20.65 million, $19.75 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.9 million was expensed in the six months ended June 30, 2022. Cash transaction costs paid in the six months ended June 30, 2022 totaled $16.7 million. Bonuses paid to certain employees related to the business combination in the six months ended June 30, 2022 totaled $2.1 million.

The amount recorded to additional paid-in-capital was $159.55 million (as discussed in Note 1), comprised of $225.6 million net proceeds less $19.75 million of transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.6 million (as discussed in Note 1) recognized for the Private Warrant liabilities, and $20.4 million recognized for the earnout liability related to the Sponsor Vesting Shares.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was as follows:

Common Stock—SNII Class A, outstanding prior to Business Combination	34,500,000
Less: redemption of SNII Class A ordinary shares	(22,915,538)
Common Stock—SNII Class A ordinary shares	11,584,462
Common Stock—SNII Class B ordinary shares*	8,625,000
Shares issued in PIPE	14,641,244
Business Combination and PIPE shares	34,850,706
Common Stock—Legacy Rigetti**	18,221,069
Common Stock—exercise of Legacy Rigetti stock options immediately prior to the closing**	1,123,539
Common Stock—exercise of Legacy Rigetti warrants immediately prior to the closing**	2,234,408
Common Stock—upon conversion of Legacy Rigetti Series C preferred stock**	54,478,261
Common Stock—upon conversion of Legacy Rigetti Series C‑1 preferred stock**	2,902,302
Total shares of Common Stock immediately after Business Combination	113,810,285
*	Includes (i) 2,479,000 shares of “Promote Sponsor Vesting Shares” and (ii) 580,273 shares of “Sponsor Redemption-Based Vesting Shares”.
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

The calculated fair value of the Earn-out liability with respect to the Sponsor Vesting Shares at June 30, 2023 and December 31, 2022 was $1.8 million and $1.2 million, respectively. The change in the fair value of the Earn-out liability included in the condensed consolidated statements of operations in the three and six months ended June 30, 2023 was a loss of $0.4 million and $0.6 million, respectively. The change in the fair value of the Earn-out liability included in the condensed consolidated statements of operations in the three and six months ended June 30, 2022 was a gain of $6.6 million and $12.6 million, respectively.

Significant inputs into the Monte Carlo simulation models at June 30, 2023, December 31, 2022 and March 2, 2022 (the date of initial recognition) are as follows:

Valuation Assumptions	June 30, 2023	December 31, 2022	March 2, 2022
Stock price	$1.18	$0.73	$9.43
Simulated trading days	925	1,050	1,198
Annual volatility	102.1%	109.30%	30.50%
Risk-free rate	4.32%	4.04%	1.74%
Estimated time to expiration (years)	3.67	4.17	5.00

5.	CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

A reconciliation of the changes in stockholders’ equity (deficit) is as follows:

Three and Six Months Ended June 30, 2023:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(In thousands)	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, March 31, 2023	129,171	$12	$431,466	$(6)	$(302,006)	$129,466
Issuance of common stock upon exercise of stock options	564	—	152	—	—	152
Issuance of common stock upon exercise of common stock warrants	16	—	—	—	—	—
Issuance of common stock upon release of restricted stock units	781	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement	1,869	1	2,347	—	—	2,348
Stock-based compensation	—	—	3,355	—	—	3,355
Foreign currency translation gain	—	—	—	4	—	4
Change in unrealized loss on available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(16,966)	(16,966)
Balance, June 30, 2023	132,401	$13	$437,320	$1	$(318,972)	$118,362

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(In thousands)	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	3,424	—	902	—	—	902
Issuance of common stock upon exercise of common stock warrants	143		1			1
Issuance of common stock upon release of restricted stock units	1,708	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement	1,869	1	2,347	—	—	2,348
Capitalization of deferred costs to equity upon share issuance	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	5,058	—	—	5,058
Foreign currency translation loss	—	—	—	(79)	—	(79)
Change in unrealized loss on available-for-sale securities	—	—	—	241	—	241
Net loss	—	—	—	—	(40,320)	(40,320)
Balance, June 30, 2023	132,401	$13	$437,320	$1	$(318,972)	$118,362

Three and Six Months Ended June 30, 2022:

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(In thousands)	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, March 31, 2022	113,810	$11	$388,684	$61	$(224,773)	$163,983
Issuance of common stock upon exercise of stock options	230	—	62	—	—	62
Issuance of common stock upon exercise of common stock warrants	1,702	—	5,011	—	—	5,011
Issuance of common stock upon release of RSUs	1,361	—	—	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	6,370	—	—	6,370
Settlement of the first tranche of forward contract	—	—	(3,305)	—	—	(3,305)
Stock-based compensation	—	—	11,041	—	—	11,041
Capitalization of deferred costs to equity upon share issuance	—	—	(848)	—	—	(848)
Foreign currency translation gain	—	—	—	38	—	38
Net loss	—	—	—	—	(12,252)	(12,252)
Balance, June 30, 2022	117,103	$11	$407,015	$99	$(237,025)	$170,100

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock*		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	77,697	$81,523	18,221	$2	$135,549	$52	$(207,131)	$(71,528)
Issuance of common stock upon conversion of Legacy Series C and C-1 preferred stock in connection with the Business Combination (Note3)	(77,697)	(81,523)	57,380	6	81,517	—	—	81,523
Issuance of common stock through Business Combination and PIPE Financing, net of transaction costs and derivative liabilities (Note 3)	—	—	34,851	3	159,535	—	—	159,538
Issuance of common stock upon exercise of stock options	—	—	1,353	—	636	—	—	636
Issuance of common stock upon exercise of common stock warrants	—	—	3,937	—	5,039	—	—	5,039
Issuance of common stock upon release of RSUs	—	—	1,361	—	—	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370	—	—	6,370
Settlement of the first tranche of forward contract	—	—	—	—	(3,305)	—	—	(3,305)
Stock-based compensation	—	—	—	—	22,522	—	—	22,522
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(848)			(848)
Foreign currency translation gain	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(29,894)	(29,894)
Balance, June 30, 2022	—	$—	117,103	$11	$407,015	$99	$(237,025)	$170,100
*

Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series C-1 Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination

6.	REVENUE RECOGNITION:

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
(In thousands)	2023	2022
Collaborative research, other professional services and related materials	$2,484	$1,477
Access to quantum computing systems	843	657
	$3,327	$2,134

	Six Months Ended June 30,
(In thousands)	2023	2022
Collaborative research, other professional services and related materials	$4,294	$2,992
Access to quantum computing systems	1,233	1,246
	$5,527	$4,238

	Three Months Ended June 30,
(In thousands)	2023	2022
Revenue recognized at a point in time	$336	$—
Revenue recognized over time	2,991	2,134
	$3,327	$2,134

	Six Months Ended June 30,
(In thousands)	2023	2022
Revenue recognized at a point in time	$336	$—
Revenue recognized over time	5,191	4,238
	$5,527	$4,238

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Trade receivables	$7,576	$6,143
Unbilled receivables	$53	$92
Deferred revenue	$(833)	$(961)

Changes in deferred revenue from contracts with customers were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Balance at beginning of period	$(961)	$(985)
Deferral of revenue	(1,216)	(673)
Recognition of deferred revenue	1,344	550
Total deferred revenue at end of period	$(833)	$(1,108)

Amounts recognized as revenue from beginning contract liabilities in the three and six months ended June 30, 2023 totaled $0.1 million and $0.5 million, respectively. Amounts recognized as revenue from beginning contract liabilities in the three and six months ended June 30, 2022 totaled $0.1 million and $0.6 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.4 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) in the amounts of approximately $3.5 million during the remainder of the year ended December 31, 2023, and $1.9 million during the year ended December 31, 2024.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC 340-40 have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of June 30, 2023 and December 31, 2022.

7.	INVESTMENTS:

Money market funds are classified as cash equivalents and investments in fixed income securities are classified as available-for-sale in the consolidated balance sheets. Available-for-sale fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income and the fair value of the available-for-sale fixed income securities at June 30, 2023 and December 31, 2022 are presented in the tables below.

	June 30, 2023
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Cash equivalents
Money market funds	$16,947	$—	$—	$16,947
Available-for-sale investments
U.S. treasury securities	$20,939	$—	$(28)	$20,911
U.S. government agency bonds	45,107	9	(32)	45,084
Corporate bonds	11,314	—	(22)	11,292
Commercial paper	6,478	—	—	6,478
Available-for-sale investments – short-term	$83,838	$9	$(82)	$83,765

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Cash equivalents
Money market funds	$36,346	$—	$—	$36,346
Available-for-sale investments
U.S. treasury securities	$58,514	$—	$(304)	$58,210
Corporate bonds	3,581	—	(10)	3,571
Commercial paper	23,142	—	—	23,142
Available-for-sale investments – short-term	$85,237	$—	$(314)	$84,923

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of June 30, 2023 or December 31, 2022. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of June 30, 2023 or December 31, 2022. As of June 30, 2023, there were 14 securities that were in an unrealized loss position with a market value of $64.6 million, with the largest loss for any single security being inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold in the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.

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

The fair value measurements of financial assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$16,947	$—	$—
Short-term investments:
U.S. treasury securities	20,911	—	—
U.S. government agency bonds	—	45,084	—
Corporate bonds	—	11,292	—
Commercial paper	—	6,478	—
Forward warrant agreement	—	—	1,085
Total Assets	$37,858	$62,854	$1,085
Liabilities
Derivative warrant liability – Public Warrants	$1,245	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,400
Earn-out liabilities	—	—	1,837
Total Liabilities	$1,245	$—	$3,237

	December 31, 2022
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
(In thousands)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash Equivalents:
Money Market Funds	$36,346	$—	$—
Short-term investments:
U.S treasury securities	58,210	—	—
Corporate bonds	—	3,571	—
Commercial paper	—	23,142	—
Forward Warrant Agreement	—	—	2,229
Total Assets	$94,556	$26,713	$2,229
Liabilities
Derivative warrant liability – Public Warrants	$699	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,068
Earn-out liabilities	—	—	1,206
Total Liabilities	$699	$—	$2,274

As of June 30, 2023 and December 31, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Forward Warrant Agreement, and 3) Earn-out liability. The Company also has long-term debt and a line of credit that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values as of June 30, 2023 and December 31, 2022 represent the original principal amounts borrowed less principal payments and debt issuance costs.

The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. The Company’s money market funds and U.S. Treasury securities are classified within Level 1 due to the highly liquid nature of these assets with quoted prices in active markets. The fair value of the investments in available-for-sale securities (i.e., U.S government agency bonds, corporate bonds, commercial paper and corporate debt securities) and long-term debt and a line of credit issued by the Company are classified within Level 2. The fair value of the Company’s Level 2 financial assets is determined by using inputs based on quoted market prices for similar instruments. All other financial instruments are classified as Level 3 liabilities as they all include unobservable inputs.

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

As of December 31, 2021, the Company recorded a derivative warrant liability for the Trinity Warrants (as defined below) at fair value using a Black- Scholes option model with unobservable inputs including volatility. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s publicly traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. On June 2, 2022, all outstanding Trinity Warrants were exercised into shares of the Company’s Common Stock.

In the six months ended June 30, 2023, the Company reduced the estimated probability of occurrence for the forward warrant agreement from 50% to 25% due to less than favorable market conditions and reduced time until expiration (see Note 13). There were no other changes in fair value measurement techniques in the six months ended June 30, 2023, or the year ended December 31, 2022, (other than the change in valuation assumptions described in Note 1). There were no transfers between Level 1 or Level 2 of the fair value hierarchy in the six months ended June 30, 2023 or the year ended December 31, 2022. There were no transfers in or out of Level 3 of the fair value hierarchy in the six months ended June 30, 2023 or the year ended December 31, 2022, except that in the six months ended June 30, 2023, the derivative liability for 450,000 warrants was transferred from Level 3 to Level 1 of the fair value hierarchy because the warrants were converted from Private to Public warrants. The transfer had a $0.1 million favorable impact on the Company’s net loss. The fair value estimates are based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Although management is not aware of any factors, other than those noted above, that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments in the six months ended June 30, 2023 and June 30, 2022 are as follows:

	Derivative	Derivative	Forward
	warrant liability -	warrant liability -	Warrant	Earn-out
(in thousands)	Trinity Warrants	Private Warrants	Agreement	Liability
Balance – December 31, 2022	$—	$1,068	$(2,229)	$1,206
Change in fair value - three months ended March 31, 2023	—	623	1,100	281
Transfer from Private Warrants to Public Warrants	—	(158)	—	—
Change in fair value - three months ended June 30, 2023	—	(133)	44	350
Balance – June 30, 2023	$—	$1,400	$(1,085)	$1,837

Balance – December 31, 2021	$4,355	$—	$230	$—
Initial measurement upon Business Combination March 2, 2022 (Note 3)	—	9,612	—	20,413
Change in fair value - three months ended March 31, 2022	517	801	(2,970)	(5,991)
Change in fair value - three months ended June 30, 2022	1,498	(3,871)	(2,108)	(6,566)
Extinguishment due to exercise of the warrants	(6,370)	—	3,305	—
Balance – June 30, 2022	$—	$6,542	$(1,543)	$7,856

9.	SHARE-BASED COMPENSATION:

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) which provided for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Closing Date and consummation of the Business Combination effective March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan

In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of Common Stock initially reserved for issuance under the 2022 Plan was 20,184,797 shares. As of June 30, 2023, 9,420,706 shares were available for future issuance under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the Common Stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.

Stock Option Activity

The following is a summary of stock option activity in the six months ended June 30, 2023:

		Weighted
		Average
		Exercise
	Options Outstanding	Price Per Share
Outstanding, December 31, 2022	8,845,903	$0.40
Granted	500,000	0.60
Exercised	(3,423,699)	0.27
Forfeited and expired	(455,654)	0.27
Outstanding, June 30, 2023	5,466,550	$0.52
Exercisable, June 30, 2023	2,451,923	$0.27

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 was $0.55 per share. No stock options were granted in the six months ended June 30, 2022. The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. For options outstanding at June 30, 2023, the weighted average remaining contractual term of all outstanding options was 7.70 years and their aggregate intrinsic value was $3.6 million. At June 30, 2023, the weighted average remaining contractual term of options that were exercisable was 6.3 years and their aggregate intrinsic value was $2.2 million. The aggregate intrinsic value of stock options exercised was $1.4 million in the six months ended June 30, 2023 and $7.1 million in the six months ended June 30, 2022. We received proceeds from stock option exercises of $0.9 million in the six months ended June 30, 2023 and $0.6 million in the six months ended June 30, 2022.

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

No stock options were granted in the six months ended June 30, 2022. All stock options granted in the six months ended June 30, 2023 were time-based grants. Significant inputs to the Black-Scholes option-pricing model used to value stock option grants in the six months ended June 30, 2023 were as follows:

Time-based
Stock Option
Valuation Assumptions	Grants
Strike price	$0.60
Annual volatility	140.5%
Risk- free rate	3.54%
Expected term (years)	6.02

Stock-based compensation expense related to stock options granted to employees was $0.4 million and $0.8 million in the three and six months ended June 30, 2023, respectively. Stock-based compensation expense related to stock options granted to employees was $0.3 million and $0.6 million in the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the unrecognized compensation expense related to unvested stock options was approximately $2.7 million which is expected to be recognized over a weighted-average period of approximately 2.46 years.

Restricted Stock Units

The following is a summary of activity in RSUs in the six months ended June 30, 2023:

		Weighted Average
		Grant Date Fair
Restricted stock units	Shares	Value
Non-vested at December 31, 2022	11,332,591	$4.36
Granted	5,453,371	0.65
Forfeited	(1,784,713)	4.48
Vested	(3,812,238)	4.54
Non-vested at June 30, 2023	11,189,011	$2.49

On March 2, 2022, the performance condition of all then outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up compensation expense for the vesting period that was satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.

The aggregate fair value of outstanding RSUs based on the closing share price of our common stock as of June 30, 2023 was $13.3 million. The aggregate fair value of the RSUs that vested, based on the closing price of our common stock on the vesting date, in the six months ended June 30, 2023 was $1.4 million.

Fair Value RSUs Awards

In the six months ended June 30, 2023, the Company issued 1,603,371 time-based RSUs and 3,850,000 market-based performance RSUs. The time- based RSUs vest over periods ranging from 1-4 years and require continuous employment. The market-based performance RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards, 50% of the shares vest if the Company’s Common Stock trades at or above $2.00 per share, and the other 50% of the shares vest if the Company’s Common Stock trades at above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s stock on the date of grant. The fair value of the Company’s market-based performance RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for market-based RSUs granted in the six months ended June 30, 2023 was $0.56 per RSU.

Significant inputs into the Monte Carlo simulation model used to value market-based RSUs granted in the six months ended June 30, 2023 were as follows:

Market-based
Performance
Valuation Assumptions	RSUs
Stock price	$0.60
Simulated trading days	1,260
Annual volatility	140.5%
Risk- free rate	3.63%
Estimated time to expiration (years)	5.00

Stock-based compensation expense related to RSUs granted to employees was $3.0 million and $4.3 million in the three and six months ended June 30, 2023, respectively. Stock-based compensation expense related to RSUs granted to employees was $10.7 million and $21.9 million in the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the unrecognized compensation expense related to unvested RSUs was approximately $23.2 million which is expected to be recognized over a weighted-average period of approximately 2.20 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses in the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
(In thousands)	2023	2022
Research and development	$2,375	$2,209
Selling, general and administrative expenses	980	8,832
Total stock-based compensation expenses	$3,355	$11,041

	Six Months Ended June 30,
(In thousands)	2023	2022
Research and development	$3,902	$4,598
Selling, general and administrative expenses	1,156	17,924
Total stock-based compensation expenses	$5,058	$22,522

10.	FINANCING ARRANGEMENTS

Loan and Security Agreement

In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of Common Stock (the “Initial Trinity Warrants”) which is recorded at fair value using the Black-Scholes model, see Note 12 for the fair value assumptions.

The Loan Agreement contains customary representations, warranties and covenants; however, the Loan Agreement does not include any financial covenants. In May 2021, the Loan Agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “First Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022, subject to certain conditions. The Company drew the remaining $7.0 million commitment in November 2021. In conjunction with the Amendment, the Company cancelled the Initial Trinity Warrants and issued 995,099 (783,129 shares post conversion upon the closing of the Business Combination) warrants to purchase the Common Stock (the “Trinity Warrants”) which was an incremental cost allocated between Tranche A and Tranche B, see Note 12 for further information on the Trinity Warrants. The First Amendment was considered a modification for accounting purposes. The Company capitalized $2.8 million of debt issuance costs which consist of incremental costs incurred for the lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the term loan.

Under the First Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at a rate of the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly. The Loan Agreement includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.

In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest was between 21.40-27.61% for all tranches of the debt as of June 30, 2023.

In January 2022, the Loan Agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Amendment”) which was drawn on January 27, 2022. Subject to an interest only period of 19 months, Tranche C incurs interest at a rate of the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly, until the maturity date, February 1, 2026. Other modifications per the Third Amendment included an extension of the requirement to raise an additional $75 million of equity until April 1, 2022 and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. The Company met the requirement to raise additional equity of $75 million through the Business Combination mentioned in Note 3. The Company paid an exit fee of $1.0 million which is 20% of the Tranche C amount upon the consummation of the Business Combination. The exit fee was capitalized as a debt issuance cost and is amortized using the effective interest method over the life of Tranche C. The exit fee was not applicable to Tranche A and Tranche B. In conjunction with the Third Amendment, the Company also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities.

The book value of debt approximates its fair value given its maturity and variable interest rate. Long term debt and the unamortized discount balances are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Outstanding principal amount	$27,852	$30,709
Add: accreted liability of final payment fee	497	407
Less: unamortized debt discount, long-term	(564)	(990)
Less: current portion of long-term debt principal	(11,689)	(9,491)
Debt – net of current portion	$16,096	$20,635
Current portion of long-term debt – principal	11,689	9,491
Less: current portion of unamortized debt discount	$(1,023)	$(1,188)
Debt – current portion	$10,666	$8,303

In the three and six months ended June 30, 2023, the Company recorded interest expense of $1.6 million and $3.0 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee and amortization of debt issuance costs totaling $0.3 million and $0.7 million, respectively. In the three and six months ended June 30, 2022, the Company recorded interest expense of $1.0 million and $2.2 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.3 million and $0.7 million, respectively. The unamortized debt discount as of June 30, 2023 and December 31, 2022 of $1.6 million and $2.2 million, respectively, is offset against the carrying value of the term loan in the condensed consolidated balance sheet.

Scheduled principal payments on total outstanding debt as of June 30, 2023 and December 31,2022 are as follows:

(In thousands)	June 30, 2023	December 31, 2022
2023	$5,476	$9,491
2024	12,931	13,007
2025	9,047	8,020
2026	398	191
	$27,852	$30,709

11.	COMMON STOCK

As discussed in Note 3, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse capitalization. Pursuant to the certificate of incorporation as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of June 30, 2023 or December 31, 2022.

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

As of June 30, 2023, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock Warrants	17,064,096
Stock-Based Awards—RSUs Outstanding	11,189,011
Stock-Based Awards—Options Outstanding	5,466,550
Total	33,719,657

Common Stock Purchase Agreement

The Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company may issue and sell to B. Riley the lesser of i) $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock or ii) an amount not to exceed 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Purchase Agreement). In the three and six months ended June 30, 2023, the Company received proceeds of $2.3 million from the issuance and sale of 1,869,419 shares of Common Stock to B. Riley under the Purchase Agreement.

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

Upon the initial satisfaction of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement, as of September 14, 2022 (the “Commencement Date”) the Company has the right, but not the obligation, from time to time at the Company’s sole discretion over the 24-month period from and after the Commencement Date, to direct B. Riley to purchase a specified amount of shares not to exceed the lesser of (i) 1,000,000 shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Common Stock traded on The Nasdaq Capital Market (“Nasdaq”) during the applicable period beginning at the official open (or “commencement”) of the regular trading session on the applicable purchase date for such purchase and ending at such time that the total aggregate volume of shares of common stock traded on Nasdaq reaches the Purchase Share Volume Maximum (as defined below) for such purchase (as applicable) (such period for each purchase, the “Purchase Valuation Period”), provided, that, (i) the closing sale price of the Common Stock on the trading day immediately prior to such Purchase Date (as defined in the Purchase Agreement) is not less than $1.00 and (ii) all shares of Common Stock subject to all prior Purchases (as defined in the Purchase Agreement) and all prior Intraday Purchases (as defined in the Purchase Agreement) by B. Riley under the Purchase Agreement have been received by B. Riley prior to the time the Company delivers a purchase notice to B. Riley. “Purchase Share Volume Maximum” means, with respect to a purchase made pursuant to the Purchase Agreement, the number of shares of Common Stock equal to the quotient obtained by dividing the (i) total number of shares of Common Stock to be purchased by B. Riley in the relevant purchase (the “Purchase Share Amount”), by (ii) 0.20 (subject to certain adjustments). The Company did not identify any feature within the Purchase Agreement that needs to be bifurcated and recorded as a derivative.

The Company’s share price had traded below $1.00 per share for an extended period in early 2023. As a result, the Company recognized impairment charges in the three and six months ended June 30, 2023 of $0.1 million and $0.8 million, respectively, for previously deferred offering costs primarily related to the Purchase Agreement, which were recorded as general and administrative expense in the accompanying condensed consolidated statement of operations.

12.	WARRANTS

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the number and corresponding strike price of Rigetti warrants outstanding prior to March 2, 2022, the date of the Business Combination, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

Liability Classified Warrants

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of June 30, 2023 there were 9,075,000 Public Warrants issued and outstanding (Refer to Note 8 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants at June 30, 2023 and December 31, 2022 was $1.2 million and $0.7 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations in the three and six months ended June 30, 2023 was a loss of $0.3 million and $0.5 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations in the three and six months ended June 30, 2022 was a gain of $5.6 million and $10.7 million, respectively.

Private Warrants

The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company as of June 30, 2023. The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black- Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants at June 30, 2023 and December 31, 2022 was $1.4 million and $1.1 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations in the three and six months ended June 30, 2023 was a gain of $0.3 million and a loss of $0.3 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations in the three and six months ended June 30, 2022 was a loss of $3.9 million and $3.1 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at June 30, 2023, December 31, 2022 and March 2, 2022 (initial recognition date) are as follows:

Valuation Assumptions	June 30, 2023	December 31, 2022	March 2, 2022
Stock Price	$1.18	$0.73	$9.43
Strike Price	$11.50	$11.50	$11.50
Volatility (annual)	102.10%	109.26%	30.66%
Risk-free rate	4.320%	4.04%	1.74%
Estimated time to expiration (years)	3.670	4.172	5.000
Dividend yield	—%	—%	—%

On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees of the SPAC Sponsor by means of an internal partnership distribution.

Trinity Warrants

The Initial Trinity Warrants were issued in March of 2021 for the purchase of 313,252 shares of common stock, and additional warrants to purchase 469,877 shares of common stock were issued in connection with the Tranche B Amendment, see Note 10. Therefore, there were a total of 783,129 Trinity warrants issued in conjunction with the Loan Agreement in 2021. The Trinity Warrants issued were classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. The Company utilized a Black-Scholes model to determine the grant fair value of the warrants which was approximately $2.7 million and was recorded as a debt issuance cost. The outstanding warrants were subsequently re-measured at each reporting period using the Black-Scholes model with changes recorded as a component of other income in the Company’s condensed consolidated statement of operations. The liability related to the Trinity Warrants was $6.4 million as of June 2, 2022, at which time all 783,129 Trinity Warrants were exercised and the fair value of the warrant liability was reclassified to equity.

The change in the fair value of the Trinity Warrants included in the condensed consolidated statements of operations in the three and six months ended June 30, 2022 was a loss of $1.5 million and $2.0 million, respectively.

Significant inputs into the Black-Scholes option pricing model used to value the Trinity Warrants at June 30, 2022 were as follows:

Valuation Assumptions	June 30, 2022
Stock price	$8.23
Strike price	$0.27
Annual volatility	105.10%
Risk-free rate	2.94%
Estimated time to expiration (years)	9.000
Dividend yield	—%

Equity Classified Warrants

Series C Preferred Stock Financing Warrants

Between February 2020 and May 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 69,223,658 shares (Post conversion - 54,478,260 shares) of its Series C Preferred Stock at a purchase price of $0.906793 per share (Post conversion - $1.15 per share), for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 Warrants to purchase Class A Common Stock to the Series C investors (the “Series C Warrants”). The Series C Warrants have a $0.01 exercise price per share and have a 10-year term to expiration. The Series C Warrants can be exercised for cash or on a cashless basis. The Company determined that the Series C Warrants met the requirements for equity classification under ASC 480 and ASC 815. The Company estimated the fair value of the Series C Warrants using the

Black-Scholes model and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Series C Warrants on a relative fair value basis, which was recorded to additional paid in capital.

Customer Warrant

In February 2020, the Company issued a warrant to purchase 2,680,607 shares of Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrant has a $1.152 exercise price per share and a 10-year term to expiration. The Customer Warrant vests upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrant will become fully vested, dependent on the acquiring party in the change of control transaction. The Customer Warrant can be exercised for cash or on a cashless basis.

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of June 30, 2023, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant at June 30, 2023 and December 31,2022 was as follows:

	June 30, 2023	December 31, 2022
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

13.	FORWARD WARRANT AGREEMENT

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

On June 30, 2022, pursuant to the Forward Warrant Agreement, the Company issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of the Company’s Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere is required to pay an additional $5.0 million to Rigetti no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing has not occurred by the second anniversary of the Forward Warrant Agreement (October 2023), Ampere is not obligated to make the additional payment. Upon the payment of such additional amounts, the warrant will vest and be exercisable with respect to the remaining 500,000 shares. The Forward Warrant Agreement further provides that the Company will use commercially reasonable efforts to file a registration statement to register the resale of the remaining shares underlying the warrant. The Company filed a registration statement registering the resale of the initial 500,000 shares issued under the warrant which was declared effective during the year ended December 31, 2022.

The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward Warrant Agreement at inception using the Forward Contract Pricing methodology. The Forward Warrant Agreement was subsequently re-

measured at each reporting period using the Forward Contract Pricing methodology with the change in fair value recorded in general and administrative expense in the condensed consolidated statement of operations.

The calculated fair value of the Forward Warrant Agreement was a derivative asset at June 30, 2023 and December 31, 2022 of $1.1 million and $2.2 million, respectively. The change in the fair value of the Forward Warrant Agreement is included in selling, general and administrative expense. The change in the fair value of the Forward Agreement in the three and six months ended June 30, 2023 was a loss of less than $0.1 million and a loss of $1.1 million, respectively. The change in the fair value of the Forward Warrant Agreement in the three and six months ended June 30, 2022 was a gain of $2.1 million and $5.1 million, respectively.

The following table represents key valuation assumptions as of June 30, 2023 and December 31, 2022:

Valuation Assumptions	June 30, 2023	December 31, 2022
Holding period (in years)	0.267	0.767
Risk-free rate	5.36%	4.69%
Probability of the contingency occurring	25%	50%
Underlying value per share	$1.18	$0.73

In the six months ended June 30, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 25% due to less than favorable market conditions and reduced time until expiration.

14.	CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments in the form of commercial paper and corporate bonds, and trade accounts receivable. The Company’s cash and cash equivalents and short- term investments are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three Months Ended June 30,
	2023	2022
Customer A	34%	19%
Customer B	25%	32%
Customer C	*	22%
Customer D	11%	19%
Customer E	20%	* %

	Six Months Ended June 30
	2023	2022
Customer A	21%	33%
Customer B	22%	28%
Customer C	*	16%
Customer D	*	10%
Customer E	32%	* %
Customer F	13%	* %

In the three and six months ended June 30, 2023, sales to government entities comprised 75.4% and 78.1% of the Company’s total revenue, respectively. In the three and six months ended June 30, 2022, sales to government entities comprised 67.8% and 72.0% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	June 30, 2023	December 31, 2022
Customer A	65%	65%
Customer B	*	13%
Customer C	*	10%
Customer D	15%	*
*	Customer accounted for less than 10% of revenue or accounts receivable in the respective period

The following table presents a summary of revenue by geography for the three and six months ended June 30, 2023 and June 30, 2022

	Three Months Ended June 30,
	2023	2022
United States	$3,207	$1,649
Europe	120	485
Total revenue	$3,327	$2,134

	Six Months Ended June 30,
(In thousands)	2023	2022
United States	$5,247	$3,550
Europe	280	688
Total revenue	$5,527	$4,238

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

The following tables set forth the computation of basic and diluted net per share of common stock for the three and six months ended June 30, 2023 and June 30, 2022:

		Weighted Average
		Shares
(In thousands except per share amounts)	Net Loss	Outstanding	Per Share Amount
Three Months Ended June 30, 2023
Basic	$(16,966)	128,515	$(0.13)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(16,966)	128,515	$(0.13)

		Weighted Average
		Shares
(In thousands except per share amounts)	Net Loss	Outstanding	Per Share Amount
Three Months Ended June 30, 2022
Basic	$(12,252)	114,096	$(0.11)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(12,252)	114,096	$(0.11)

		Weighted Average
		Shares
(In thousands except per share amounts)	Net Loss	Outstanding	Per Share Amount
Six Months Ended June 30, 2023
Basic	$(40,320)	126,657	$(0.32)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(40,320)	126,657	$(0.32)

		Weighted Average
		Shares
(In thousands except per share amounts)	Net Loss	Outstanding	Per Share Amount
Six Months Ended June 30, 2022
Basic	$(29,894)	84,061	$(0.36)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(29,894)	84,061	$(0.36)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computation of basic net loss per share since the contingencies for the issuance of these shares have not been met as June 30, 2023 or June 30, 2022. The weighted-average common shares outstanding for the three and six months ended June 30, 2023 include 1,313,989 and 1,356,820 weighted average shares for warrants having an exercise price of $0.01 per share each, respectively. The weighted-average common shares outstanding for the three and six months ended June 30, 2022 include 2,683,830 and 3,326,508 weighted average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30
	2023	2022
Common Stock Warrants (1)	14,415,297	14,176,066
Stock Options	5,466,550	9,482,711
Restricted Stock Units	11,189,011	11,850,526
	31,070,858	35,509,303
(1)	The number of outstanding warrants does not include unvested Customer Warrants for 1,340,310 and 1,608,370 shares as of June 30, 2023 and June 30, 2022, respectively.

16.	INCOME TAXES:

The Company did not record income tax expense for the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022 due to the Company’s loss position and full valuation allowance.

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

The following table presents a summary of restructuring activities in the six months ended June 30, 2023:

(in thousands)
Initial restructuring charge recorded in February 2023	$991
Payments in the three months ended March 31, 2023	(853)
Payments in the three months ended June 30, 2023	(80)
Balance at June 30, 2023	$58

The Company currently expects that the remaining balance in its restructuring accrual at June 30, 2023 will be paid by September 30, 2023.

In addition to the charge for restructuring, the Company also incurred $1.0 million for contractual severance benefits related to executive officers of the Company that were terminated in the six months ended June 30, 2023. The remaining balance in the Company’s accrual for contractual severance benefits related to executive officers at June 30, 2023 of $0.7 million will be paid out monthly through February 2024.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

With the goal of unlocking this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We believe that this patented and patent pending, modular chip architecture is the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers. Our long-term business model centers on revenue generated from sales of quantum processing units (QPUs) and quantum computing systems made accessible via the cloud in the form of Quantum Computing as a Service (“QCaaS’) products. However, the substantial majority of our revenues are derived from development contracts, and we anticipate this market opportunity will continue to represent an important source of revenue for at least the next several years as we work to ramp up sales of QPUs and our QCaaS business. Additionally, we are working to further develop a revenue stream and forging important customer relationships by entering into technology development contracts with various partners.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $71.5 million and $38.2 million for the year ended December 31, 2022, and 11 months ended December 31, 2021, respectively. Our net losses were $17.0 million and $12.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $40.3 million and $29.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development and infrastructure consistent with our long-term business strategy. As of June 30, 2023, we had an accumulated deficit of $319.0 million.

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

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction beginning in February 2023 in order to focus the organization and our resources on nearer-term strategic priorities. In March 2023, we further refined our business strategy after internally deploying Ankaa-1, our 84-qubit system delivering denser qubit spacing and tunable couplers, within our company for testing. We have since concentrated on refining the performance of Ankaa-1 and have externally launched the Ankaa-1 84-qubit system, to one select customer who is conducting error correction research. We plan to continue efforts to improve the performance of the system with the goal of reaching at least 98% 2-qubit gate fidelity to support the anticipated Ankaa-2 84-qubit system. We then plan to launch the anticipated Ankaa-2 84 qubit system, continuing to work to improve performance with the goal of reaching at least 99% gate fidelity on Ankaa-2. If these targets are achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system. We believe that this business plan should enable us to concentrate our software application development strategy on what we believe to be the highest likelihood applications for demonstrating nearer term narrow quantum advantage.

The reduction in the workforce impacted approximately 50 employees or 28% of our workforce. We began implementing activities with respect to the revised business plan and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. We incurred a $1.0 million restructuring charge in the three months ended March 31, 2023 for severance payments and temporary healthcare coverage for effected employees. In addition to the restructuring charge, we also incurred $1.0 million of expense for contractual severance benefits related to executive officers of the Company that were terminated in the three months ended March 31, 2023.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent bank failures, the Russia-Ukraine war and the lingering effects of the COVID-19 pandemic have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

We have experienced and may experience further increases in the cost of raw materials, component parts, and labor, which we largely attribute to inflation, the U.S. Federal Reserve raising interest rates, high demand, and supply chain restraints. Rising costs and supply chain constraints have been further exacerbated by the Ukraine-Russia conflict and the lingering effects of the COVID-19 pandemic. We expect these increased costs will persist for the foreseeable future and may increase. Additionally, inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and increases in interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and the lingering effects of the COVID-19 pandemic. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Results of Operations

Three and Six Months Ended June 30, 2023, Compared to the Three and Six Months Ended June 30, 2022

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		2023 versus 2022		June 30,		2023 vs. 2022
(In thousands, except per share amounts)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$3,327	$2,134	$1,193	56%	$5,527	$4,238	1,289	30%
Cost of revenue	597	873	(276)	(32)%	1,106	1,287	(181)	(14)%
Total gross profit	2,730	1,261	1,469	116%	4,421	2,951	1,470	50%
Research and development	13,219	12,747	472	4%	26,925	26,673	252	1%
Selling, general and administrative	5,747	14,272	(8,525)	(60)%	14,761	27,308	(12,547)	(46)%
Restructuring	—	—	—	nm *	991	—	991	100%
Total operating expenses	18,966	27,019	(8,053)	(30)%	42,677	53,981	(11,304)	(21)%
Loss from operations	(16,236)	(25,758)	9,522	(37)%	(38,256)	(51,030)	12,774	(25)%
Other income (expense), net
Interest expense	$(1,574)	$(1,040)	$(534)	51%	$(3,038)	$(2,244)	(794)	35%
Interest income	1,199	—	1,199	100%	2,483	—	2,483	100%
Change in fair value of derivative warrant liabilities	(5)	7,980	(7,985)	(100)%	(878)	11,750	(12,628)	(107)%
Change in fair value of earn-out liabilities	(350)	6,566	(6,916)	(105)%	(631)	12,557	(13,188)	(105)%
Transaction costs	—	—	—	nm *	—	(927)	927	(100)%
Total other income (expense), net	(730)	13,506	(14,236)	(105)%	(2,064)	21,136	(23,200)	(110)%
Net loss before provision for income taxes	(16,966)	(12,252)	(4,714)	38%	(40,320)	(29,894)	(10,426)	35%
Provision for income taxes	—	—	—		—	—	—
Net loss	$(16,966)	$(12,252)	$(4,714)		$(40,320)	$(29,894)	(10,426)

Revenue

We generate revenue through our development contracts, as well as from sales of QPUs, and our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications to assist customers in areas of business interest.

Revenue increased by $1.2 million, or 56%, to $3.3 million in the three months ended June 30, 2023, from $2.1 million in the three months ended June 30, 2022 and increased by $1.3 million, or 30%, to $5.5 million in the six months ended June 30, 2023, from $4.2 million in the six months ended June 30, 2022. Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given quarter will vary significantly based on the delivery of the associated milestones and/or the work performed. The increases in revenue in the three and six months ended June 30, 2023 reflect typical variability in the timing of revenue recognition from development contracts. Revenue from these contracts is expected to vary in terms of timing and size, resulting in significant quarter-to-quarter fluctuations in revenue levels.

For the next few years, we expect much of our revenue to be generated from development contracts. There may be some near-term reduction in revenue as we align to our updated strategy announced in February 2023.

Cost of Revenue

Cost of revenue consists primarily of all direct and indirect costs associated with sales of QPUs, QCaaS offerings and development contracts and other services, including employee costs for program management and personnel associated with the delivery of goods and services to customers and sub-contract costs for work performed by third parties. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to the development contracts and QCaaS offerings and other services.

Cost of revenue decreased by $0.3 million, or 32%, to $0.6 million in the three months ended June 30, 2023, from $0.9 million in the three months ended June 30, 2022, and decreased by $0.2 million, or 14%, to $1.1 million in the six months ended June 30, 2023, from $1.3 million in the three months ended June 30, 2022. The decrease in cost of revenue and the improvement in total gross profit as a percentage of revenue in the three and six months ended June 30, 2023 is primarily due to significant variability in the pricing and terms of our development contracts, and the resulting fluctuations in cost of revenue and total gross profit as a percentage of revenue.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary significantly from quarter-to-quarter in future periods due to significant variability in the pricing and terms of our development contracts, and because we expect much of our revenue to be generated from development contracts for the next few years.

Operating Expenses

Our operating expenses primarily consist of research and development, and selling, general and administrative expenses. Sales and marketing expenses became less significant following the reduction in workforce and strategic realignment we announced in February 2023. For this reason, sales and marketing and general administrative expenses have been combined and are now reported as selling, general and administrative. Related amounts for all prior periods have been reclassified to conform with this presentation.

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

Research and development expenses increased by $0.5 million, or 4%, to $13.2 million in the three months ended June 30, 2023, from $12.7 million in the three months ended June 30, 2022, and increased by $0.3 million, or 1%, to $26.9 million in the six months ended June 30, 2023, from $26.7 million in the six months ended June 30, 2022.

Increases in the three months ended June 30, 2023 for stock compensation costs of $0.2 million and depreciation of $0.6 million, were mostly offset by lower employee wages and benefit costs resulting from our February 2023 reduction in workforce. Increases in the six months ended June 30, 2023 for employee wages and benefits prior to our reduction in workforce, depreciation expense of $1.2 million and contractual executive severance costs of $0.3 million, were mostly offset by a decrease in electricity expenses of $1.2 million, stock compensation costs of $0.7 million and material costs for research projects of $1.0 million. In the six months ended June 30, 2022, we recognized a $1.3 million out-of-period adjustment for electrical utility fees and $1.6 million of cumulative deferred stock compensation expense related to the satisfaction of a liquidity condition because of the closing of the Business Combination.

Current R&D expenditures are primarily focused on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with sales of QPUs and providing development contracts, QCaaS offerings and other services.

Selling, general and administrative expenses decreased by $8.5 million, or 60%, to $5.7 million in the three months ended June 30, 2023, from $14.3 million in the three months ended June 30, 2022 and decreased by $12.5 million, or 46%, to $14.8 million in the six months ended June 30, 2023, from $27.3 million in the six months ended June 30, 2022.

The decrease in the three months ended June 30, 2023 was primarily due to a reduction in stock compensation costs of $7.9 million, lower professional fees of $1.1 million and lower employee wages and benefit costs resulting from our February 2023 reduction in workforce, offset in part by a $2.1 million unfavorable change in the fair value of the Ampere Forward Warrant Agreement. The decrease in the six months ended June 30, 2023 was primarily due to a reduction in stock compensation costs of $16.8 million and bonus expenses of $2.1 million, partly offset by a $6.1 million unfavorable change in the fair value of the Ampere Forward Warrant Agreement, a $0.8 million impairment charge for deferred offering costs, primarily related to the Purchase Agreement, and contractual executive severance costs of $0.6 million. The decline in stock-based compensation costs and bonus expenses in the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, in part reflects the fact that we recognized $6.9 million of previously deferred stock-based compensation expenses and $2.1 million of transaction bonuses in connection with the closing of the Business Combination in March 2022.

We expect selling, general and administrative expenses to increase over the longer term, particularly after we potentially achieve quantum advantage, and plan to subsequently enhance our sales and service offerings, expand our customer base, and implement new marketing strategies.

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

The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023, resulting in a $1.0 million restructuring charge in the six months ended June 30, 2023. The Company currently expects that the remaining balance in its restructuring accrual at June 30, 2023 of less than $0.1 million, will be paid by September 30, 2023.

Other income and (expense), net

Interest expense

Our outstanding debt carries a variable rate of interest. Interest expense increased by $0.5 million to $1.6 million in the three months ended June 30, 2023, from $1.0 million in the three months ended June 30, 2022, and increased by $0.8 million to $3.0 million in the six months ended June 30, 2023, from $2.2 million in the six months ended June 30, 2022. We paid a higher rate of interest on our debt in 2023 due to the increases in the prime interest rate that occurred throughout 2023 and 2022.

Interest income

Interest income was $1.2 million and $2.5 million in the three and six months ended June 30, 2023, respectively. We did not have any interest income in the three and six months ended June 30, 2022. The increase in interest income is due to higher rates of interest earned on available-for-sale securities. We anticipate that interest income will decline in future periods due to our expected use of cash and available-for-sale securities to fund our operating expenses, including research and development initiatives and investment in our technology roadmap.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of warrant liabilities is included in Note 12 to our condensed consolidated financial statements for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The change in fair value of warrant liabilities was minimal and an expense of $0.9 million in the three and six months ended June 30, 2023, respectively, compared to income of $8.0 million and $11.8 million in the three and six months ended June 30, 2022, respectively.

Change in Fair Value of Earn-Out Liability

A discussion of the change in the fair value of the earn-out liability is included in Note 4 to our condensed consolidated financial statements for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The change in fair value of our earn-out liability in the three and six months ended June 30, 2023 was an expense of $0.4 million and $0.6 million, respectively, compared to income of $6.6 million and $12.6 million in the three and six months ended June 30, 2022, respectively.

Transaction Costs

Transaction costs allocated to liability-classified instruments must be expensed as incurred. Changes in these instruments are subsequently measured at fair value through earnings. In the six months ended June 30, 2022, transaction costs allocated to liability-classified instruments arising from the Business Combination totaled $0.9 million. No transaction costs were incurred in the three and six months ended June 30, 2023, or the three months ended June 30, 2022.

Provision for Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a full valuation allowance against our deferred tax assets. The Company did not record income tax expense in the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses since inception and negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenues. During the year ended December 31, 2022 and the six months ended June 30, 2023, we incurred net losses of $71.5 million and $40.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $319.0 million, and we expect to incur additional losses for the foreseeable future. In connection with the closing of the Business Combination on March 2, 2022, we received net proceeds of $225.6 million. We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by late 2024 or early 2025 to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and the lingering effects of the COVID-19 pandemic. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of difficult macroeconomic conditions, disruptions in the banking system, and the lingering effects of the COVID-19 pandemic could materially affect our business and the value of our securities.

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

We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our existing cash, cash equivalents and available-for-sale investments on hand, our Purchase Agreement with B. Riley (subject to the price of our Common Stock trading above $1.00 as described below), and other potential securities financings or other capital sources, including the sale of QPUs, development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the use of our Purchase Agreement with B. Riley, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q.

In addition, future sales, if any, of shares of our Common Stock to B. Riley pursuant to the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our Common Stock (including the condition that the price of our Common Stock is trading above $1.00) and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may utilize the Purchase Agreement.

Loan and Security Agreement

In January 2022, we entered into the Third Amendment to the Loan Agreement with Trinity to increase the debt commitment by $5.0 million to $32.0 million thereunder. The amendment allowed us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. The Third Amendment also included an extension of the requirement to raise an additional $75.0 million of equity which was satisfied through the Business Combination and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the Third Amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of June 30, 2023, the total principal amount outstanding under the Loan Agreement was $27.9 million. We use borrowings under the Loan Agreement for working capital purposes. The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with all covenants under the Loan Agreement.

Our cash commitments at June 30, 2023 were primarily as follows:

(in thousands)	Total	Short-term	Long-term
Financing obligations	$27,852	$11,689	$16,163
Estimated cash interest on financing obligations	6,203	3,585	2,618
Operating lease	11,571	2,291	9,280
	$45,626	$17,565	$28,061

Financing obligations consist of payments related to the Loan and Security Agreement. Operating lease obligations consist of obligations under non-cancelable operating leases for our offices, facilities and equipment. The cash requirements in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.

Cash Flows Used in Operating Activities

Our cash flows from operating activities are significantly affected by our ability to achieve significant growth to offset expenditures related to research and development, and selling, general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities during the six months ended June 30, 2023 was $33.6 million, resulting primarily from our net loss of $40.3 million, and changes in operating assets and liabilities using cash. These uses of cash were partially offset by non-cash charges totaling $12.7 million. Changes in operating assets and liabilities using cash totaled $6.0 million, which primarily consisted of an increase in accounts receivable of $1.4 million, a decrease in accrued expenses and other liabilities of $2.3 million, a decrease in accounts payable of $1.3 million. an increase in prepaid expenses and other current assets of $0.9 million and a decrease in deferred revenue of $0.1 million. The increase in accounts receivable was mainly due to a slowdown in accounts receivable collections. We subsequently collected a large past due receivable in July 2023. The decrease in accounts payable, accrued expenses and other liabilities was mainly due to lower expenses and capital expenditures following our reduction in workforce in February 2023, an acceleration in payments to vendors and payment of monthly rentals for operating lease liabilities. The increase in prepaid expenses and other current assets was due to payment of annual insurance premiums. The decrease in deferred revenue was due to a slight decrease in prepayment by customers for goods or services that were yet to be delivered.

Net cash used in operating activities during the six months ended June 30, 2022 was $35.1 million, resulting primarily from a net loss of $29.9 million, adjusted for non-cash charges of $3.0 million in depreciation, $22.5 million in stock-based compensation, $2.0 million loss from the change in fair value of derivative warrant liabilities related to the Loan Agreement, $3.1 million gain from the change in fair value of Private Warrants (as defined below), $10.7 million gain from the change in fair value of Public Warrants (as defined below), $5.1 million gain from the change in fair value of the Forward Warrant Agreement with Ampere, $12.6 million gain from the change in fair value for contingent earn-out liabilities, and $0.7 million in amortization of debt financing costs. These non-cash charges were partially offset by adjustments for changes in operating assets and liabilities seen during the period. Changes in operating assets and liabilities accounted for $2.0 million of cash used in operations. The changes primarily consisted of an increase in accounts receivable of $1.0 million; an increase in prepaid and current assets of $2.9 million; a decrease in accounts payable of $0.9 million; offset by an increase in accrued expenses and other current liabilities of $2.7 million, and an increase in deferred revenue of $0.1 million.

Cash used in operating activities was reduced by $1.5 million to $33.6 million in the six months ended June 30, 2023 from $35.1 million in the six months ended June 30, 2022. Our net loss from operations increased by $10.4 million to $40.3 million in the six months ended June 30, 2023 from $29.9 million in the six months ended June 30, 2022. Non-cash charges favorably impacting our net loss from operations as reflected in the accompanying interim condensed consolidated statement of cash flows increased by $15.9 million to a favorable $12.7 million in the six months ended June 30, 2023, from an unfavorable $3.2 million in the six months ended June 30, 2022. Changes in working capital negatively impacting cash used by operations increased by $4.0 million to $6.0 million in the six months ended June 30, 2023, from $2.0 million in the six months ended June 30, 2022.

Cash Flows Used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2023 totaled $2.8 million, resulting from $5.7 million of additions to property and equipment, $57.6 million of purchases of available for sale securities, partially offset by maturities of available for sale securities totaling $60.6 million. Investments in property and equipment during this period primarily relate to quantum computing equipment and process equipment and leasehold improvements for our chip fabrication facility.

Cash used in investing activities during the six months ended June 30, 2022 was $10.6 million, resulting solely from additions to property and equipment. Investments in property and equipment during this period relate primarily to process computing equipment, quantum computing equipment and development tools for our chip fabrication facility.

Net cash used in investing activities in the six months ended June 30, 2023 decreased by $7.8 million when compared to the six months ended June 30, 2022, mainly due to decreased purchases of property and equipment and maturities of available for sale securities, net of purchases.

Cash Flows Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2023 totaled $0.3 million, reflecting $2.3 million of proceeds from the sale of 1.9 million shares of common stock to B. Riley through the Purchase Agreement and $0.9 million of proceeds from the exercise of stock options and warrants, offset in part by principal payments of $2.9 million under the Loan Agreement and payments of $0.1 million for deferred financing costs.

Cash provided by financing activities during the six months ended June 30, 2022 totaled $217.8 million, reflecting $225.6 million of proceeds from the Business Combination and PIPE Investment, net of transaction costs ,and offset by Rigetti transaction costs of $17.4 million, additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Third Amendment to the Loan Agreement, less debt issuance costs and exit fees totaling $1.0 million, and proceeds from the exercise of stock options and warrants totaling $5.7 million.

Net cash provided by financing activities during the six months ended June 30, 2023 decreased by $217.5 million when compared to the six months ended June 30, 2022, largely due to the close of the Business Combination and PIPE Investment, net of transaction costs, and additional proceeds from the issuance of debt and warrants during the six months ended June 30, 2022. We expect to continue to finance our cash needs primarily through cash, cash equivalents and available-for-sale investments on hand, the Purchase Agreement with B. Riley (subject to the price of our Common Stock trading above $1.00), and other potential securities financings or capital sources.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. As of June 30, 2023, the fair value of the Private Warrants decreased to $1.4 million, with the change in fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of June 30, 2023, the fair value of the Public Warrants decreased to $1.2 million with the change in fair value of derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

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

Other than the Public Warrants and Private Warrants noted above, we also issued a total of 783,129 Trinity Warrants in conjunction with the Loan Agreement in 2021. Such derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. We utilized the Black-Scholes model to determine the inception date fair value of the warrants of approximately $2.7 million which was recorded as part of Debt Issuance Cost. The outstanding Common Stock warrants were subsequently remeasured at each reporting period using the Black-Scholes model with the change in fair value recorded as a component of other income in the Company’s consolidated statements of operations.

On June 2, 2022, the 783,129 Trinity Warrants were exercised and the $6.4 million warrant liability was reclassified to equity. We recorded a loss of $2.0 million from the change in the fair value of the warrant liability for the year ended December 31, 2022.

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

As of June 30, 2023, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $1.8 million with the change in fair value of the earn-out liability recorded in the consolidated statements of operations each reporting period.

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

We evaluated the Forward Warrant Agreement as a derivative in accordance with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated the fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception and at the end of June 30, 2023. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies specified in the agreement. In the six months ended June 30, 2023, we reduced the estimated probability of occurrence for the forward warrant agreement from 50% to 25% due to less than favorable market conditions and reduced time until expiration.

Based on these inputs and assumptions, we calculated the fair value of the Forward Warrant Agreement to be a derivative asset of $1.1 million as of June 30, 2023, and a derivative asset of $2.2 million as of December 31, 2022. We have included the derivative as a forward contract asset in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022. The change in fair value is recorded as part of general and administrative expense in our consolidated statements of operations.

Revenue Recognition

Revenue consists primarily of our contracts that provide access to Rigetti quantum computing systems, collaborative research services, professional services, and the sale of QPUs and custom quantum computing components. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (i.e., quantum computing subscriptions) is recognized on a ratable basis over the subscription term, which can range from six months to two years. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. Revenue related to collaborative research services and professional services is recognized over time based on completed milestones or hours or costs incurred as appropriate. Revenue for partially completed milestones deemed probable of being met is recognized using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the milestone. Revenue related to cost share contracts is recognized as the reimbursable costs are incurred. For fixed price milestone-based contracts, revenue is recognized based on the input measure explained above as control is expected to transfer over the time period a milestone is completed. Revenue related to the sale of QPUs and custom quantum computing components is recognized at a point in time, and upon customer acceptance for custom quantum computing components.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended June 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, the last day of our first fiscal year following the fifth anniversary of the completion of SNII’s initial public offering, (b) the last day of our fiscal year in which we have total annual gross revenue of at least $1.24 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

ITEM 3– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule12b- of the Exchange Act and are not required to provide the information required under this item.

ITEM 4– CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) under the Securities Exchange Act) as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

After giving full consideration to the material weaknesses and the additional procedures that we performed, management has concluded that the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP for interim financial statements; however, the material weaknesses could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements and certain of the material weaknesses did result in errors in the financial statements and related disclosures as described below for the quarters ended March 31, 2022 and June 30, 2022, which we restated in 2022.

Material Weaknesses

As previously disclosed, in connection with our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments. Specifically, the controls failed to identify an error in the accounting for complex warrant instruments. The error related to the Company not properly accounting for the liability associated with the warrants to purchase common stock issued to Trinity

Capital Inc. that were subsequently cancelled and reissued as new warrants in connection with an amendment to the Loan Agreement.

In addition, in connection with the preparation of the financial statements for the second quarter of 2022, we identified and corrected an immaterial error related to the revaluation of the liability associated with the same warrants issued to Trinity Capital.

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

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to complex financial instruments. This material weakness continued to exist as of June 30, 2023 because the controls that were implemented as part of our plan to remediate this material weakness have not been operating for a sufficient period of time to allow management to conclude through testing that the controls are effective.

Additionally, as previously disclosed, in connection with the preparation of the financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, and a lack of timely review over the financial statement close process. We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of June 30, 2023 due to the reasons described above, the relatively short period of time since the material weakness was first identified, and because all of the necessary controls to remediate the material weakness have not yet been implemented and sufficiently tested.

Remediation Plan

Our remediation plan related to the material weakness over the accounting for complex financial instruments includes:

●	incorporating additional controls and procedures over the review of complex financial instrument valuations as well as technical accounting resources to identify the inventory of complex accounting and financial instruments that require accounting analysis and evaluation;
●	enhancing the precision of review controls over complex financial instruments; and
●	augmenting the review process relating to the valuation analyses performed by the third-party valuation experts and accounting firms that are utilized by the Company.

Our remediation plan related to the material weakness over our overall closing and financial reporting processes includes:

●	hiring sufficient personnel with technical accounting and financial reporting experience to augment our current staff, to achieve appropriate segregation of duties and to improve the effectiveness of our closing and financial reporting processes; and

●	implementing improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures, including the assessment of more judgmental areas of accounting.

The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weaknesses. These material weaknesses will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weaknesses described above will continue to exist. Management is monitoring the progress of the remediation plan and reporting regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weakness or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control over Financial Reporting

For the three months ended June 30, 2023, other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the three months ended June 30, 2023, we sold 1,869,419 shares of Common Stock to B. Riley Principal Capital-II LLC under the Purchase Agreement and received net proceeds of $2.3 million. Gross proceeds from the issuance and sale of the shares were $2.4 million, and aggregate underwriting discounts or commissions were $0.1 million. The shares of Common Stock were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated hereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

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

Dated: August 10, 2023