Form 10-Q
period 2023-09-30
Rigetti Computing, Inc.
filed 2023-11-09
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 140,581,377 shares of the registrant’s Common Stock, no par value, issued and outstanding.

Cautionary Note Regarding Forward-looking Statements

Unless the context requires otherwise, references in this report to “Rigetti”, the “Company”, “we”, “us”, and “our” refer to Rigetti Computing, Inc. and its consolidated subsidiaries.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the sufficiency of our cash resources, our expectation that we will need to raise additional capital by early 2025, including any additional sales of common stock through our Common Stock Purchase Agreement with B.Riley or from other sources, and our ability to raise additional capital when needed and on attractive terms,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategy for quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the success of our partnerships and collaborations,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that may be instituted against us or others with respect to the Business Combination (as defined herein) or other matters,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,

●	our ability to maintain compliance with standards relating to the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,
●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to remediate the material weaknesses in, and establish and maintain, effective internal controls over financial reporting,
●	changes in applicable laws or regulations,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflicts involving Russia and Ukraine and sanctions related thereto and the state of war between Israel and Hamas and the potential larger regional conflict), including inflation and financial and credit market fluctuations,
●	changes in applicable laws or regulations,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base; and
●	Macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, on the foregoing.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:

●	Based on our estimates and current business plan, we expect that we will need to raise additional capital by early 2025, including any additional sales of common stock through our Common Stock Purchase Agreement with B. Riley or from other sources, in order to continue our research and development efforts and achieve our business objectives. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use net operating loss carryforwards and other tax attributes may be limited.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, including any future generations developed to demonstrate narrow quantum advantage and broad quantum advantage and the anticipated wider external release of an 84 qubit system, and anticipated release of a 336 qubit system, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
●	Our system depends on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.
●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.

●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.
●	We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
●	We have in the past been out of compliance with the continued listing standards of Nasdaq and we may be unable to maintain compliance with such standards. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	Unstable market and economic conditions, including recent bank failures, have had and may continue to have serious adverse consequences on our business, financial condition and share price.
●	Our warrants, including our Public warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”), private placement warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share (“Private Warrants”), and other warrants we have issued, are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	Our warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The warrants may never be in the money, and they may expire worthless.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,757	$57,888
Available-for-sale investments	68,470	84,923
Accounts receivable, net	2,996	6,235
Prepaid expenses and other current assets	3,473	2,450
Forward contract—assets	—	2,229
Deferred offering costs	—	742
Total current assets	116,696	154,467
Property and equipment, net	40,348	39,530
Operating lease right-of-use assets	8,028	9,316
Other assets	132	129
Total assets	$165,204	$203,442

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,447	$1,938
Accrued expenses and other current liabilities	7,389	8,205
Current portion of deferred revenue	472	961
Current portion of debt	11,522	8,303
Current portion of operating lease liabilities	2,212	2,345
Total current liabilities	23,042	21,752
Debt - net of current portion	13,111	20,635
Operating lease liabilities, less current portion	6,705	7,858
Derivative warrant liabilities	6,087	1,767
Earn-out liabilities	3,568	1,206
Total liabilities	$52,513	$53,218
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 140,181,421 shares issued and outstanding at September 30, 2023 and 125,257,233 shares issued and outstanding at December 31, 2022	14	12
Additional paid-in capital	453,790	429,025
Accumulated other comprehensive gain (loss)	74	(161)
Accumulated deficit	(341,187)	(278,652)
Total stockholders’ equity	112,691	150,224
Total liabilities and stockholders’ equity	$165,204	$203,442

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,105	$2,804	$8,632	$7,042
Cost of revenue	834	776	1,940	2,063
Total gross profit	2,271	2,028	6,692	4,979
Operating expenses:
Research and development	13,056	17,365	39,981	44,040
Selling, general and administrative	6,047	15,987	20,808	43,293
Restructuring	—	—	991	—
Total operating expenses	19,103	33,352	61,780	87,333
Loss from operations	(16,832)	(31,324)	(55,088)	(82,354)
Other income (expense), net
Interest expense	(1,473)	(1,436)	(4,511)	(3,811)
Interest income	1,263	1,042	3,746	1,172
Change in fair value of derivative warrant liabilities	(3,442)	8,103	(4,320)	19,853
Change in fair value of earn-out liabilities	(1,731)	4,860	(2,362)	17,418
Transaction costs	—	—	—	(927)
Total other income (expense), net	(5,383)	12,569	(7,447)	33,705
Net loss before provision for income taxes	(22,215)	(18,755)	(62,535)	(48,649)
Provision for income taxes	—	—	—	—
Net loss	$(22,215)	$(18,755)	$(62,535)	$(48,649)
Net loss per share attributable to common stockholders - basic and diluted	$(0.17)	$(0.16)	$(0.48)	$(0.51)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	133,866	118,571	129,173	95,691

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(22,215)	$(18,755)	$(62,535)	$(48,649)
Other comprehensive income (loss):
Foreign currency translation adjustments	41	(270)	(38)	(223)
Unrealized gains (losses) on available-for-sale debt securities	32	(356)	273	(356)
Total other comprehensive income (loss) before income taxes	73	(626)	235	(579)
Income taxes	—	—	—	—
Total other comprehensive income (loss) after income taxes	73	(626)	235	(579)
Total comprehensive loss	$(22,142)	$(19,381)	$(62,300)	$(49,228)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(62,535)	$(48,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,381	4,801
Stock-based compensation	8,727	37,643
Change in fair value of earn-out liabilities	2,362	(17,418)
Change in fair value of derivative warrant liabilities	4,320	(19,853)
Change in fair value of forward contract	2,229	(5,465)
Impairment of deferred offering costs	836	—
Accretion of available-for-sale securities	(2,310)	(356)
Amortization of debt issuance costs, commitment fees and accretion of debt end-of-term liabilities	1,100	1,072
Non-cash lease expense	1,288	—
Changes in operating assets and liabilities:
Accounts receivable	3,239	(753)
Prepaid expenses, other current assets and other assets	(1,027)	(2,247)
Deferred revenue	(489)	(174)
Accounts payable	(212)	(694)
Accrued expenses and other current liabilities	(2,067)	3,469
Other liabilities	—	142
Net cash used in operating activities	$(38,158)	$(48,482)
Cash flows from investing activities:
Purchases of property and equipment	(7,511)	(19,294)
Purchases of available-for-sale securities	(79,047)	(87,186)
Maturities of available-for-sale securities	98,082	—
Net cash provided by (used in) investing activities	$11,524	$(106,480)
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs paid	—	225,604
Transaction costs paid directly by Rigetti	—	(18,420)
Proceeds from issuance of notes payable	—	5,000
Payment on principal of notes payable	(5,405)	—
Payments on debt issuance costs	—	(85)
Payment on loan and security agreement exit fees	—	(1,000)
Payments on deferred offering costs	(107)	—
Proceeds from sale of common stock through Common Stock Purchase Agreement	15,051	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,002	5,990
Net cash provided by financing activities	$10,541	$217,089
Effects of exchange rate changes on cash and cash equivalents	(38)	(219)
Net (decrease) increase in cash and cash equivalents	(16,131)	61,908
Cash and cash equivalents – beginning of period	57,888	12,046
Cash and cash equivalents – end of period	$41,757	$73,954
Supplemental disclosures of other cash flow information:
Cash paid for interest	$3,299	$2,739
Non-cash investing and financing activities:
Initial fair value of earn-out liability acquired in merger	—	20,413
Initial fair value of private placement and public warrant liability acquired in merger	—	22,932
Reclassification of loan and security agreement warrants to equity	—	6,370
Settlement of the first tranche of forward contract	—	3,305
Capitalization of deferred costs to equity upon share issuance	13	1,098
Purchases of property and equipment recorded in accounts payable	394	449
Purchases of property and equipment recorded in accrued expenses	605	—
Unrealized gain (loss) Short Term Investments	273	(356)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Rigetti Computing, Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”) builds quantum computers and the superconducting quantum processors that power them. Through the Company’s Quantum Computing as a Service (“QCaaS”) platform, the Company’s machines can be integrated into any public, private or hybrid cloud. The Company offers product types of Platform, Research and Software Tools usage in application areas of benchmarking, chemical simulation, education/entertainment, machine learning, and optimization.

The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California; London, United Kingdom; Adelaide, Australia and British Columbia, Canada. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.

(2)  Summary of Significant Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair statement of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for other interim periods or future years.

The condensed consolidated balance sheet as of December 31, 2022, included herein, is derived from the audited consolidated financial statements as of that date, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed within the SEC on March 27, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation.

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the fair value of share-based awards, fair value of level 2 investments, fair value of the Forward Warrant Agreement (as defined below), the fair value of derivative warrant liabilities, the fair value of earnouts issued in connection with the Business Combination (See Note 3), accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Actual results could differ from those estimates.

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

Risks and Uncertainties

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

Macroeconomic Conditions

Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger regional conflict. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.

Prior Period Reclassifications

Sales and marketing expenses became less significant following the reduction in workforce and strategic realignment the Company announced in February 2023. For this reason, sales and marketing and general administrative expenses have been combined and are now reported as selling, general and administrative beginning in the period ended June 30, 2023. Related amounts for all prior periods have been reclassified to conform with this presentation. These reclassifications did not result in a restatement of prior period condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases and related subsequently issued ASUs (collectively, “Topic 842”), which supersedes Topic 840. From a lessee perspective, the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. The Company adopted Topic 842 on December 31, 2022, effective as of January 1, 2022, using the modified retrospective transition option of applying the new standard at the adoption date for all leases with an original term greater than 12 months. Adoption of the standard resulted in the recognition of operating lease ROU assets and operating lease liabilities of $6.3 million and $6.6 million, respectively, and a $0.3 million adjustment to deferred rent, with no impact to accumulated deficit as of January 1, 2022. Adoption of the standard did not have an impact on the Company’s consolidated statement of operations or cash flows. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2022 continue to be presented in accordance with the presentation requirements of Topic 840.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—(Topic 815) (“ASU No. 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. The amendments in ASU No. 2020-06 are effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

(3) Business Combination

As discussed in Note 1, on March 2, 2022, the Business Combination was completed. Pursuant to the Company’s certificate of incorporation, as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001, of the Company (the “Preferred Stock”). The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of September 30, 2023 or December 31, 2022.

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

Concurrently with the execution of the Merger Agreement, SNII entered into Subscription Agreements (the “Initial Subscription Agreements”) with certain investors (together, the “Initial PIPE Investors”), pursuant to which the Initial PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Initial PIPE Investors, an aggregate of 10,251,000 shares of Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $102.5 Million (the “Initial PIPE Financing”). On December 23, 2021, SNII entered into Subscription Agreements (the “Subsequent Subscription Agreements”, and together with the Initial Subscription Agreements, the “Subscription Agreements”) with two “accredited investors” (as such term is defined in Rule 501 of Regulation D) (the “Subsequent PIPE Investors”, and together with the Initial PIPE Investors, the “PIPE Investors”) pursuant to which the Subsequent PIPE Investors agreed to subscribe for and purchase, and SNII agreed to issue and sell to the Subsequent PIPE Investors, an aggregate of 4,390,244 shares of Common Stock at a price of $10.25 per share, for aggregate gross proceeds of $45.0 Million (the “Subsequent PIPE Financing”, and together with the Initial PIPE Financing, the “PIPE Financing”). Pursuant to the Subscription Agreements, Rigetti agreed to provide PIPE Investors with certain registration rights with respect to the shares purchased as part of the PIPE Financing. The PIPE Financing was consummated immediately prior to the Business Combination. The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, SNII was treated as the “acquired” company for financial reporting purposes.

In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $225.6 million. The table below shows the net proceeds from business combination and PIPE financing (in thousands):

Cash - SNII trust and cash (net of redemption)	$77,769
Cash - PIPE	147,510
Cash - SNII operating account	325
Net proceeds from Business Combination and PIPE	$225,604

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Business Combination. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled $20.65 million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity (deficit) while costs associated with the Public Warrants, Private Warrants and the earnout related to the Sponsor Vesting Shares were expensed in the condensed consolidated statements of operations. Of the total transaction costs of $20.65 million, $19.75 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.9 million was expensed during the nine months ended September 30, 2022. Cash transaction costs paid during the nine months ended September 30, 2022 totaled $16.7 million. Bonuses paid to certain employees related to the business combination during the nine months ended September 30, 2022 totaled $2.1 million.

The amount recorded to additional paid-in-capital was $159.55 million, comprised of $225.6 million net proceeds less $19.75 million of transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.6 million recognized for the Private Warrant liabilities, and $20.4 million recognized for the earnout liability related to the Sponsor Vesting Shares.

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

(4) Earn-out Liabilities

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

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares at September 30, 2023 and December 31, 2022 was $3.6 million and $1.2 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 was a loss of $1.7 million and $2.4 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 was a gain of $4.9 million and $17.4 million, respectively.

Significant inputs into the Monte Carlo simulation models as of September 30, 2023, December 31, 2022 and March 2, 2022 (the date of initial recognition) are as follows:

Valuation Assumptions	September 30, 2023	December 31, 2022	March 2, 2022
Stock price	$1.33	$0.73	$9.43
Simulated trading days	862	1,050	1,198
Annual volatility (%)	168.90%	109.30%	30.50%
Risk-free rate (%)	4.70%	4.04%	1.74%
Estimated time to expiration (in years)	3.42	4.17	5.00

(5)	Changes in Stockholders’ Equity (Deficit)

Three and Nine Months Ended September 30, 2023 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, June 30, 2023	132,401	$13	$437,320	$1	$(318,972)	$118,362
Issuance of common stock upon exercise of stock options	164	—	94	—	—	94
Issuance of common stock upon exercise of common stock warrants	334	—	5	—	—	5
Issuance of common stock upon release of restricted stock units	946	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement	6,336	1	12,702	—	—	12,703
Stock-based compensation	—	—	3,669	—	—	3,669
Foreign currency translation gain	—	—	—	41	—	41
Change in unrealized loss on available-for-sale securities	—	—	—	32	—	32
Net loss	—	—	—	—	(22,215)	(22,215)
Balance, September 30, 2023	140,181	$14	$453,790	$74	$(341,187)	$112,691

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	3,588	—	996	—	—	996
Issuance of common stock upon exercise of common stock warrants	477	—	6	—	—	6
Issuance of common stock upon release of restricted stock units	2,654	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement	8,205	2	15,049	—	—	15,051
Capitalization of deferred costs to equity upon share issuance	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	8,727	—	—	8,727
Foreign currency translation loss	—	—	—	(38)	—	(38)
Change in unrealized loss on available-for-sale securities	—	—	—	273	—	273
Net loss	—	—	—	—	(62,535)	(62,535)
Balance, September 30, 2023	140,181	$14	$453,790	$74	$(341,187)	$112,691

Three and Nine Months Ended September 30, 2022 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, June 30, 2022	117,103	$11	$407,015	$99	$(237,025)	$170,100
Issuance of common stock upon exercise of stock options	1,126	1	305	—	—	306
Issuance of common stock upon exercise of common stock warrants	860	—	9	—	—	9
Issuance of common stock upon release of RSUs	3,480	—	—	—	—	—
Issuance of common stock pursuant to the Common Stock Purchase Agreement - B.Riley	171		—
Stock-based compensation	—	—	15,121	—	—	15,121
Capitalization of deferred costs to equity upon share issuance	—	—	(250)	—	—	(250)
Foreign currency translation loss	—	—	—	(270)	—	(270)
Change in unrealized loss on available-for-sale securities	—	—	—	(356)	—	(356)
Net loss	—	—	—	—	(18,755)	(18,755)
Balance, September 30, 2022	122,740	$12	$422,200	$(527)	$(255,780)	$165,905

						Accumulated
	Redeemable Convertible				Additional	Other		Total
	Preferred Stock*		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2021	77,697	$81,523	18,221	$2	$135,549	$52	$(207,131)	$(71,528)
Issuance of common stock upon conversion of Legacy Series C and C-1 preferred stock in connection with the Business Combination (Note3)	(77,697)	(81,523)	57,380	6	81,517	—	—	81,523
Issuance of common stock through Business Combination and PIPE Financing, net of transaction costs and derivative liabilities (Note 3)	—	—	34,851	3	159,535	—	—	159,538
Issuance of common stock upon exercise of stock options	—	—	2,479	1	941	—	—	942
Issuance of common stock upon exercise of common stock warrants	—	—	4,797	—	5,048	—	—	5,048
Issuance of common stock upon release of RSUs	—	—	4,841	—	—	—	—	—
Issuance of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	—	—	171	—	—	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370	—	—	6,370
Settlement of the first tranche of forward contract	—	—	—	—	(3,305)	—	—	(3,305)
Stock-based compensation	—	—	—	—	37,643	—	—	37,643
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(1,098)	—	—	(1,098)
Foreign currency translation loss	—	—	—	—	—	(223)	—	(223)
Change in unrealized loss on available-for-sale securities	—	—	—	—	—	(356)	—	(356)
Net loss	—	—	—	—	—	—	(48,649)	(48,649)
Balance, September 30, 2022	—	$—	122,740	$12	$422,200	$(527)	$(255,780)	$165,905
*

Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series C-1 Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination

(6)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaborative research, other professional services and related materials	$2,266	$1,990	$6,560	$4,982
Access to quantum computing systems	839	814	2,072	2,060
	$3,105	$2,804	$8,632	$7,042

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$412	$—	$748	$—
Revenue recognized over time	2,693	2,804	7,884	7,042
	$3,105	$2,804	$8,632	$7,042

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of September 30, 2023, December 31, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2023	December 31, 2022	December 31, 2021
Trade receivables	$2,640	$6,143	$962
Unbilled receivables	$356	$92	$581
Deferred revenue	$(472)	$(961)	$(985)

Changes in deferred revenue from contracts with customers were as follows:

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of period	$(961)	$(985)
Deferral of revenue	(1,829)	(384)
Recognition of deferred revenue	2,318	558
Total deferred revenue at end of period	$(472)	$(811)

Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2023 totaled $0.6 million and $0.8 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2022 totaled $0.7 million and $0.6 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $6.0 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Incremental costs incurred to fulfill the Company’s contracts that meet the capitalization criteria in ASC 340-40 have historically been immaterial. Accordingly, the Company has not capitalized any contract fulfillment costs as of September 30, 2023 and December 31, 2022.

(7)	Investments

Money market funds and U.S. treasury securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. All other investments in fixed income securities are classified as available-for-sale in the consolidated balance sheets. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities at September 30, 2023 and December 31, 2022 are presented in the tables below (in thousands):

	September 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$15,614	$—	$—	$15,614
U.S. treasury securities	11,896	2	—	11,898
Available-for-sale investments:
U.S. treasury securities	14,686	1	—	14,687
U.S. government agency bonds	35,602	2	(15)	35,589
Corporate bonds	18,224	—	(30)	18,194
Available-for-sale investments – short-term	$68,512	$3	$(45)	$68,470

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$36,346	$—	$—	$36,346
Available-for-sale investments:
U.S. treasury securities	58,514	—	(304)	58,210
Corporate bonds	3,581	—	(10)	3,571
Commercial paper	23,142	—	—	23,142
Available-for-sale investments – short-term	$85,237	$—	$(314)	$84,923

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of September 30, 2023 or December 31, 2022. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of September 30, 2023, and December 31, 2022. As of September 30, 2023, there were 12 securities that were in an unrealized loss position with a market value of $44.8 million, with the largest loss for any single security being inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale security was sold during the three and nine months ended September 30, 2023 and 2022, respectively.

See Note 8 for additional information regarding the fair value of the Company’s investments.

(8)	Fair Value Measurements

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,614	$—	$—
U.S. treasury securities	11,898	—	—
Short-term investments:
U.S. treasury securities	14,687	—	—
U.S. government agency bonds	—	35,589	—
Corporate bonds	—	18,194	—
Total Assets	$42,199	$53,783	$—
Liabilities
Derivative warrant liability – Public Warrants	2,276	—	—
Derivative warrant liability – Private Warrants	—	—	3,811
Earn-out liabilities	—	—	3,568
Total Liabilities	$2,276	$—	$7,379

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents:
Money Market Funds	$36,346	$—	—
Short-term investments:
U.S treasury securities	58,210	—	—
Corporate bonds	—	3,571	—
Commercial paper	—	23,142	—
Forward Warrant Agreement	—	—	2,229
Total Assets	$94,556	$26,713	$2,229
Liabilities
Derivative warrant liability – Public Warrants	699	—	—
Derivative warrant liability – Private Warrants	—	—	1,068
Earn-out liabilities	—	—	1,206
Total Liabilities	$699	$—	$2,274

As of September 30, 2023 and December 31, 2022, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Forward Warrant Agreement, and 3) Earn-out liabilities. The Company also has long-term debt and a line of credit that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values of the long-term debt and line of credit as of September 30, 2023 and December 31, 2022 represent the original principal amounts borrowed less principal payments and debt issuance costs.

The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. The Company’s money market funds and U.S. Treasury securities are classified within Level 1 due to the highly liquid nature of these assets with quoted prices in active markets. The fair value of the investments in available-for-sale securities (i.e., U.S government agency bonds, corporate bonds and commercial paper) and long-term debt and a line of credit issued by the Company are classified within Level 2. The fair value of the Company’s Level 2 financial assets is determined by using inputs based on quoted market prices for similar instruments. All other financial instruments are classified as Level 3 liabilities as they all include unobservable inputs.

The Private Warrants are measured at fair value using a Black Scholes model. The Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Forward Warrant Agreement probability has been reduced to 0% and thus has no value. The Company has further discussed the key aspects of the fair value measurements described above in Notes 12 and 13 to the condensed consolidated financial statements.

The fair value of the Earn-out liabilities is estimated using a Monte Carlo simulation model. The Company has further discussed the key aspects of the valuation inputs in Note 4 to the financial statements.

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

During the nine months ended September 30, 2023, the Company reduced the estimated probability of occurrence for the forward warrant agreement from 50% to 0% because the Company determined that the forward warrant agreement would expire (see Note 13). There were no other changes in fair value measurement techniques during the nine months ended September 30, 2023 and the year ended December 31, 2022 (other than the change in valuation assumptions described in Note 1). There were no transfers between Level 1 or Level 2 of the fair value hierarchy during the nine months ended September 30, 2023 and the year ended December 31, 2022. There were no transfers in or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 and the year ended December 31, 2022, except that in the nine months ended September 30, 2023, the derivative liability for 480,273 warrants was transferred from Level 3 to Level 1 of the fair value hierarchy because the warrants were converted from Private to Public warrants. The transfer had a $0.1 million favorable impact on the Company’s net loss. Although management is not aware of any factors, other than those noted above, that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the nine months ended September 30, 2023, and 2022 respectively, is as follows (in thousands):

	Derivative	Derivative	Forward
	warrant liability -	warrant liability -	Warrant	Earn-out
	Trinity Warrants	Private Warrants	Agreement	Liabilities
Balance – December 31, 2022	$—	$1,068	$(2,229)	$1,206
Change in fair value - three months ended March 31, 2023	—	623	1,100	281
Transfer from Private Warrants to Public Warrants	—	(158)	—	—
Change in fair value - three months ended June 30, 2023	—	(133)	44	350
Transfer from Private Warrants to Public Warrants	—	(29)	—	—
Change in fair value - three months ended September 30, 2023	—	2,440	1,085	1,731
Balance – September 30, 2023	$—	$3,811	$—	$3,568

Balance – December 31, 2021	$4,355	$—	$230	$—
Initial measurement upon Business Combination March 2, 2022 (Note 3)	—	9,612	—	20,413
Change in fair value - three months ended March 31, 2022	517	801	(2,970)	(5,991)
Change in fair value - three months ended June 30, 2022	1,498	(3,871)	(2,108)	(6,566)
Extinguishment due to exercise of the warrants	(6,370)	—	3,305	—
Change in fair value - three months ended September 30, 2022	—	(4,361)	(387)	(4,861)
Balance – September 30, 2022	$—	$2,181	$(1,930)	$2,995

(9)	Share-Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) which provided for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Closing Date and Business Combination effective March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan

In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of Company’s affiliates. The aggregate number of shares of Common Stock initially reserved for issuance under the 2022 Plan was 20,184,797 shares. As of September 30, 2023, 6,786,291 shares were available for future issuance under the 2022 Plan. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the Common Stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.

Stock Option Activity

The following is a summary of stock option activity during the nine months ended September 30, 2023:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value
Outstanding, December 31, 2022	8,845,903	$0.38	7.20	$3,130
Granted	1,071,100	1.39
Exercised	(3,588,084)	0.27		$1,676
Forfeited and expired	(526,424)	0.27
Outstanding, September 30, 2023	5,802,495	$0.69	7.68	$4,160
Exercisable, September 30, 2023	2,552,893	$0.31	6.03	$2,651

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 was $1.33 per share. The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 is $1.7 million and $9.8 million, respectively. We received proceeds from stock option exercises of $1.0 million and $0.9 million during the nine months ended September 30, 2023 and 2022, respectively. No stock options were granted in the nine months ended September 30, 2022.

Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.2 million during the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense related to stock options granted to employees was $0.6 million and $1.7 million in the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the unrecognized compensation expense related to unvested stock options was approximately $3.3 million which is expected to be recognized over a weighted-average period of approximately 2.56 years.

Fair Value of Stock Option Grants

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on an average of the historical volatility of a peer group of similar public companies. The Company has not been public for a sufficient length of time to base expected volatility on the volatility of its common stock. The expected term of options granted was calculated using the simplified method, which represents the average of the contractual term and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant for the period equivalent to the expected life of the option. In determining the exercise prices for options granted, the Company’s board of directors has considered the fair value of the Common Stock as of the grant date. Before the Company’s common stock was publicly traded, the fair value of the Common Stock had been determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the current engineering and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the Common Stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others. No stock options were granted during the three and nine months ended September 30, 2022. Significant inputs to the Black-Scholes option-pricing model used to value stock option grants during the nine months ended September 30, 2023, were as follows:

	Time-based	Time-based
	Stock Option	Stock Option
	Grants	Grants
Valuation Assumptions	August 16, 2023	March 30, 2023
Strike price	$2.09	$0.60
Annual volatility (%)	161.68%	140.50%
Risk- free rate (%)	5.37%	3.54%
Expected term (years)	6.04	6.02

RSUs

The following is a summary of RSU activity during the nine months ended September 30, 2023:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	11,332,591	$4.36
Granted	8,077,929	1.12
Forfeited	(4,471,717)	4.28
Vested	(2,653,643)	4.02
Non-vested at September 30, 2023	12,285,160	$2.33

On March 2, 2022, the performance condition of all then outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded a cumulative catch-up compensation expense for the vesting period that was satisfied as of March 2, 2022, and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s common stock as of September 30, 2023, was $16.3 million. The total fair value of the RSUs vested, based on the closing price of the Company’s common stock on the vesting date, during the nine months ended September 30, 2023 and 2022 was $3.8 million and $26.9 million, respectively.

Fair Value of RSUs Awards

During the nine months ended September 30, 2023, the Company issued 4,227,929 time-based RSUs and 3,850,000 market-based performance RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The market-based performance RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards, 50% of the shares vest if the Company’s Common Stock trades at or above $2.00 per share, and the other 50% of the shares vest if the Company’s Common Stock trades at above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date.

The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s stock on the date of grant. The fair value of the Company’s market-based performance RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for market-based RSUs granted during the nine months ended September 30, 2023 was $0.56 per RSU.

Significant inputs into the Monte Carlo simulation model used to value market based RSUs granted during the nine months ended September 30, 2023 were as follows:

Market-based
Performance
Valuation Assumptions	RSUs
Stock price	$0.60
Simulated trading days	1,260
Annual volatility (%)	140.50%
Risk- free rate (%)	3.63%
Estimated time to expiration (years)	5.00

Stock-based compensation expense related to RSUs granted to employees was $3.2 million and $7.5 million in the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense related to RSUs granted to employees was $14.5 million and $35.8 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the unrecognized compensation expense related to unvested RSUs was approximately $23.2 million which is expected to be recognized over a weighted-average period of approximately 1.95 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,990	$5,933	$6,893	$10,531
Selling, general and administrative expenses	678	9,188	1,834	27,112
Total stock-based compensation expenses	$3,668	$15,121	$8,727	$37,643

(10)	Financing Arrangements

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

In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest rate for all tranches of the debt was approximately 22.5% as of September 30, 2023.

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

The book value of debt approximates its fair value given its maturity and variable interest rate. Long term debt and the unamortized discount balances are as follows (in thousands):

	September 30, 2023	December 31, 2022
Outstanding principal amount	25,304	30,709
Add: accreted liability of final payment fee	609	407
Less: unamortized debt discount, long-term	(367)	(990)
Less: current portion of long-term debt principal	(12,435)	(9,491)
Debt – net of current portion	13,111	20,635
Current portion of long-term debt – principal	12,435	9,491
Less: current portion of unamortized debt discount	(913)	(1,188)
Debt – current portion	11,522	8,303

During the three and nine months ended September 30, 2023, the Company recorded interest expense of $1.5 million and $4.5 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee and amortization of debt issuance costs totaling $0.4 million and $1.1 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded interest expense of $1.4 million and $3.8 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.4 million and $1.1 million, respectively. The unamortized debt discount as of September 30, 2023, and December 31, 2022 of $1.3 million and $2.2 million, respectively, is offset against the carrying value of the term loan in the condensed consolidated balance sheet.

Scheduled principal payments on total outstanding debt are as follows (in thousands):

	September 30, 2023	December 31, 2022
2023	$2,929	$9,491
2024	12,931	13,007
2025	9,047	8,020
2026	397	191
	$25,304	$30,709

(11) Common Stock

As stated in Note 3, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse capitalization. Pursuant to the certificate of incorporation as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of September 30, 2023 or December 31, 2022.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and after payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the Common Stock are entitled to the entire remaining assets of the Company on a pro rata basis.

As a result of the Business Combination, the Company has retroactively adjusted the warrants and stock-based awards outstanding prior to March 2, 2022, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

As of September 30, 2023, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock Warrants	16,730,353
Stock-Based Awards—RSUs Outstanding	12,285,160
Stock-Based Awards—Options Outstanding	5,802,495
Total	34,818,008

Common Stock Purchase Agreement

The Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company may issue and sell to B. Riley the lesser of i) $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock or ii) an amount not to exceed 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Purchase Agreement). For the three and nine months ended September 30, 2023, the Company received proceeds of $12.7 million and $15.1 million, respectively, from the issuance and sale of 6,336,199 and 8,205,618 shares of Common Stock, respectively, to B. Riley under the Purchase Agreement.

In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022, pursuant to which the Company provides B. Riley with registration rights with respect to such Common Stock and pursuant to which the Company filed a registration statement covering the resale of such Common Stock, which registration statement was declared effective on September 14, 2022.

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

The Company’s share price had traded below $1.00 per share for an extended period in early 2023. As a result, the Company recognized impairment charges during the nine months ended September 30, 2023 of $0.8 million for previously deferred offering costs primarily related to the Purchase Agreement, which were recorded as general and administrative expense in the accompanying condensed consolidated statement of operations. No impairment charges were recognized during the three months ended September 30, 2023.

(12) Warrants

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the number and corresponding strike price of Rigetti warrants outstanding prior to March 2, 2022, the date of the Business Combination, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

Liability Classified Warrants

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of September 30, 2023, there were 9,105,245 Public Warrants issued and outstanding (Refer to Note 8 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants as of September 30, 2023 and December 31, 2022 was $2.3 million and $0.7 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations in the three and nine months ended September 30, 2023 was a loss of $1.0 million and $1.4 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations in the three and nine months ended September 30, 2022 was a gain of $3.7 million and $14.4 million, respectively.

Private Warrants

The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company as of September 30, 2023. The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black- Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of September 30, 2023 and December 31, 2022 was $3.8 million and $1.1 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations in the three and nine months ended September 30, 2023 was a loss of $2.4 million and $2.9 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations in the three and nine months ended September 30, 2022 was a loss of $4.4 million and $7.4 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at September 30, 2023, December 31, 2022 and March 2, 2022 (initial recognition date) are as follows:

Valuation Assumptions	September 30, 2023	December 31, 2022	March 2, 2022
Stock Price	$1.33	$0.73	$9.43
Strike Price	$11.50	$11.50	$11.50
Volatility (annual) (%)	168.90%	109.26%	30.66%
Risk-free rate (%)	4.70%	4.04%	1.74%
Estimated time to expiration (years)	3.42	4.172	5.000
Dividend yield (%)	—	—	—

On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees of the SPAC Sponsor by means of an internal partnership distribution.

Trinity Warrants

The Initial Trinity Warrants were issued in March of 2021 for the purchase of 313,252 shares of common stock, and additional warrants to purchase 469,877 shares of common stock were issued in connection with Tranche B Amendment, see Note 10. Therefore, there were a total of 783,129 Trinity Warrants issued in conjunction with the Loan Agreement in 2021. The Trinity Warrants issued were classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. The Company utilized a Black-Scholes model to determine the grant fair value of the warrants which was approximately $2.7 million and was recorded as a debt issuance cost. The outstanding warrants were subsequently re-measured at each reporting period using the Black-Scholes model with changes recorded as a component of other income in the Company’s condensed consolidated statement of operations. The liability related to the Trinity Warrants was $6.4 million as of June 2, 2022, at which time all 783,129 Trinity Warrants were exercised and the fair value of the warrant liability was reclassified to equity.

The change in the fair value of the Trinity Warrants included in the condensed consolidated statements of operations during the nine months ended September 30, 2022 was a loss of $2.0 million. No loss was recognized in 2023.

Significant inputs into the Black-Scholes option pricing model used to value the Trinity Warrants as of June 2, 2022 were as follows:

Valuation Assumptions	June 2, 2022
Stock Price	$8.23
Strike Price	$0.27
Volatility (annual) (%)	105.10%
Risk-free rate (%)	2.94%
Estimated time to expiration (years)	9.00
Dividend yield (%)	—

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional-paid-in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of September 30, 2023, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant at September 30, 2023 and December 31,2022 was as follows:

	September 30, 2023	December 31, 2022
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(13)	Forward Warrant Agreement

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

On June 30, 2022, pursuant to the Forward Warrant Agreement, the Company issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of the Company’s Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere was required to pay an additional $5.0 million to Rigetti no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing had not occurred by the second anniversary of the Forward Warrant Agreement (October 2023), Ampere was not obligated to make the additional payment. The Forward Warrant Agreement has now expired, and Ampere no longer has an obligation to make the additional $5.0 million payment. The Company filed a registration statement registering the resale of the initial 500,000 shares issued under the warrant which was declared effective during the year ended December 31, 2022.

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

The calculated fair value of the Forward Warrant Agreement as of December 31, 2022 (derivative asset) was $2.2 million. The change in the fair value of the Forward Warrant Agreement is included in selling, general and administrative expenses. The change in the fair value of the Forward Warrant Agreement during the three and nine months ended September 30, 2023 was a loss of $1.1 million and $2.2 million, respectively. The change in the fair value of the Forward Warrant Agreement during the three and nine months ended September 30, 2022 was a gain of $0.4 million and $5.5 million, respectively.

The following table represents key valuation assumptions for the Forward Warrant Agreement as of December 31, 2022:

Valuation Assumptions	December 31, 2022
Holding period (in years)	0.767
Risk-free rate (%)	4.69%
Probability of the contingency occurring (%)	50%
Underlying value per share	$0.73

During the nine months ended September 30, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because the Company determined that Ampere’s obligation to make the additional payment under the Forward Warrant Agreement would expire without taking effect. As a result, the Forward Warrant Agreement had no value as of September 30, 2023.

(14) Concentrations, Significant Customers and Geographic Areas

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments in the form of corporate bonds, and trade accounts receivable. The Company’s cash and cash equivalents and short- term investments are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30
	2023	2022	2023	2022
Customer A	30%	35%	32%	26%
Customer B	19%	23%	21%	20%
Customer C	*	18%	13%	18%
Customer D	*	14%	*	17%
Customer E	10%	*	*	*
Customer F	13%	*	*	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and nine months ended September 30, 2023, sales to government entities comprised 77.25% and 77.65% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2022, sales to government entities comprised 77.26% and 74.08% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	September 30, 2023	December 31, 2022
Customer A	27%	65%
Customer B	*	13%
Customer C	19%	10%
Customer D	13%	*

* Customer accounted for less than 10% of revenue or accounts receivable in the respective periods.

The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$2,927	2,228	8,174	$5,772
Europe	178	576	458	1,270
Total revenue	$3,105	2,804	8,632	$7,042

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.

(15) Net Loss Per Share

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,215)	$(18,755)	$(62,535)	$(48,649)
Denominator:
Weighted-average shares outstanding - basic and diluted	133,866	118,571	129,173	95,691
Net loss per share - basic and diluted	$(0.17)	$(0.16)	$(0.48)	$(0.51)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computations of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, respectively, because the contingencies for the issuance of these shares have not been met. The weighted-average common shares outstanding for the three and nine months ended September 30, 2023 include 1,094,494 and 1,349,367 weighted average shares for warrants having an exercise price of $0.01 per share each, respectively. The weighted-average common shares outstanding for the three and nine months ended September 30, 2022 include 2,076,116 and 2,905,130 weighted average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the three and nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30
	2023	2022
Common Stock Warrants (1)	14,415,269	14,444,127
Stock Options	5,802,495	8,307,065
Restricted Stock Units	12,285,160	14,797,277
	32,502,924	37,548,469
(1)	The number of outstanding warrants does not include unvested Customer Warrants for 1,340,310 shares as of September 30, 2023 and 2022, respectively.

(16)	Income Taxes

The Company did not record income tax expenses for the three and nine months ended September 30, 2023 and 2022, respectively, due to the Company’s loss position and full valuation allowance.

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been benefited, the foreign rate differential related to subsidiary earnings, and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company has deferred tax assets as a result of temporary differences between the taxable income on its tax returns and GAAP income, R&D tax credit carry forwards and federal and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in the Company’s consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized in the Company’s tax returns. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance.

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

(17)	Restructuring and severance

In February 2023, the Company announced an updated business strategy, including revisions to the Company’s technology roadmap. In connection with this updated strategy, the Company implemented a workforce reduction in order to focus the organization and its resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28% of the Company’s then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023. Work activities regarding the revised business plan and updated technology roadmap are ongoing.

The following table presents a summary of restructuring activities (in thousands):

Nine Months Ended September 30, 2023
Initial restructuring charge recorded in February 2023	$991
Payments in the three months ended March 31, 2023	(853)
Payments in the three months ended June 30, 2023	(80)
Payments in the three months ended September 30, 2023	(58)
Balance at September 30, 2023	$-

In addition to the charge for restructuring, the Company also incurred $1.0 million for contractual severance benefits related to executive officers of the Company that were terminated in the nine months ended September 30, 2023. The remaining balance in the Company’s accrual for contractual severance benefits related to executive officers as of September 30, 2023 of $0.4 million will be paid out monthly through February 2024.

(18)	Contingencies

Legal Proceedings

From time to time, we are party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, we are not currently a party to any material legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial position, results of operations or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

Indemnification Provisions

Our agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, we have entered into indemnification agreements with our directors, executive officers and certain other officers that will require us, among other things, to indemnify them against certain liabilities that may arise as a result of their affiliation with us. We have not incurred any costs as a result pf such indemnification obligations and have not recorded any liabilities related to such obligations in the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $71.5 million and $38.2 million for the year ended December 31, 2022, and 11 months ended December 31, 2021, respectively. Our net losses were $22.2 million and $18.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $62.5 million and $48.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of September 30, 2023, we had an accumulated deficit of $341.2 million.

Based on our estimates and current business plan, we expect that we will need to obtain additional capital by early 2025, including any additional sales of common stock through our Common Stock Purchase Agreement with B. Riley or from other sources, in order to fund our research and development efforts and business objectives as currently planned. There is no assurance that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts.

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction beginning in February 2023 to focus the organization and our resources on nearer-term strategic priorities. In March 2023, we further refined our business strategy after internally deploying Ankaa-1, our 84-qubit system delivering denser qubit spacing and tunable couplers, within our company for testing. We have since concentrated on refining the performance of Ankaa-1 and have externally launched the Ankaa-1 84-qubit system, to one select customer who is conducting error correction research. We plan to continue efforts to improve the performance of the system with the goal of reaching at least 98% 2-qubit gate fidelity to support the anticipated Ankaa-2 84-qubit system. We then plan to launch the anticipated Ankaa-2 84 qubit system, continuing to work to improve performance with the goal of reaching at least 99% gate fidelity on Ankaa-2. If these targets are achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system. We believe that this business plan should enable us to concentrate our software application development strategy on what we believe to be the highest likelihood applications for demonstrating nearer term narrow quantum advantage.

The reduction in the workforce impacted approximately 50 employees or 28% of our then workforce. We began implementing activities with respect to the revised business plan and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. We incurred a $1.0 million restructuring charge in the three months ended March 31, 2023, for severance payments and temporary healthcare coverage for effected employees. In addition to the restructuring charge, we also incurred $1.0 million of expenses for contractual severance benefits related to executive officers of the Company that were terminated in the three months ended March 31, 2023.

The Business Combination and PIPE Financing

On October 6, 2021, SNII entered into the Merger Agreement by and among Supernova, First Merger Sub, Second Merger Sub, and Legacy Rigetti. On March 2, 2022, the Business Combination was consummated. While the legal acquirer in the Merger Agreement was Supernova, for financial accounting and reporting purposes under United States generally accepted accounting principles (“GAAP”), Rigetti was the accounting acquirer, and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of Rigetti represent the continuation of the financial statements of Legacy Rigetti in many respects. Under this method of accounting, Supernova was treated as the “acquired” company for financial reporting purposes.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger regional conflict have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in the results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

We have experienced and may experience further increases in the cost of raw materials, component parts, and labor, which we largely attribute to inflation, the U.S. Federal Reserve raising interest rates, high demand, and supply chain restraints. Rising costs and supply chain constraints have been further exacerbated by the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger regional conflict. We expect these increased costs will persist for the foreseeable future and may increase. Additionally, inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and increases in interest rates.

These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger regional conflict. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Key Components of Results of Operations

Revenue

We generate revenue through our development contracts, as well as from our sales of QPUs, and our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications to assist customers in areas of business interest.

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

Restructuring

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction in order to focus the organization and its resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28% of our then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		2023 versus 2022		September 30,		2023 vs. 2022
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$3,105	$2,804	$301	11%	$8,632	$7,042	$1,590	23%
Cost of revenue	834	776	58	7%	1,940	2,063	(123)	(6)%
Total gross profit	2,271	2,028	243	12%	6,692	4,979	1,713	34%
Research and development	13,056	17,365	(4,309)	(25)%	39,981	44,040	(4,059)	(9)%
Selling, general and administrative	6,047	15,987	(9,940)	(62)%	20,808	43,293	(22,485)	(52)%
Restructuring	—	—	—	nm *	991	—	991	100%
Total operating expenses	19,103	33,352	(14,249)	(43)%	61,780	87,333	(25,553)	(29)%
Loss from operations	(16,832)	(31,324)	14,492	(46)%	(55,088)	(82,354)	27,266	(33)%
Other income (expense), net
Interest expense	$(1,473)	$(1,436)	$(37)	3%	$(4,511)	$(3,811)	$(700)	18%
Interest income	1,263	1,042	221	21%	3,746	1,172	2,574	220%
Change in fair value of derivative warrant liabilities	(3,442)	8,103	(11,545)	(142)%	(4,320)	19,853	(24,173)	(122)%
Change in fair value of earn-out liabilities	(1,731)	4,860	(6,591)	(136)%	(2,362)	17,418	(19,780)	(114)%
Transaction costs	—	—	—	nm *	—	(927)	927	(100)%
Total other income (expense), net	(5,383)	12,569	(17,952)	(143)%	(7,447)	33,705	(41,152)	(122)%
Net loss before provision for income taxes	(22,215)	(18,755)	(3,460)	18%	(62,535)	(48,649)	(13,886)	29%
Provision for income taxes	—	—	—		—	—	—
Net loss	$(22,215)	$(18,755)	$(3,460)		$(62,535)	$(48,649)	$(13,886)

Revenue

Revenue increased by $0.3 million and $1.6 million for the three months and nine months ended September 30, 2023, respectively, compared to three and nine months ended September 30, 2022. Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given quarter will vary significantly based on the delivery of the associated milestones and/or the work performed. The increase in revenue during the three and nine months ended September 30, 2023 reflects typical variability in the timing of revenue recognition from development contracts. Revenue from these contracts is expected to vary in terms of timing and size, resulting in significant quarter-to-quarter fluctuations in revenue levels.

For the next few years, we expect much of our revenue to be generated from development contracts. There may be some near-term reduction in revenue as we align to our updated strategy announced in February 2023.

Cost of Revenue

Cost of revenue increased by $0.1 million and decreased by $0.1 million for the three months and nine months ended September 30, 2023, respectively, compared to three and nine months ended September 30, 2022.The increase in cost of revenue and the improvement in total gross profit as a percentage of revenue in the three months ended September 30, 2023 and the decrease in cost of revenue and the improvement in total gross profit as a percentage of revenue in the nine months ended September 30, 2023 are primarily due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary from quarter-to-quarter in future periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and development

Research and development expenses decreased by $4.3 million and $4.1 million for the three and nine months ended September 30, 2023, compared to three and nine months ended September 30, 2022, respectively.

Salaries and employee benefit expenses decreased by $1.6 million and $0.3 million, and stock-based compensation decreased by $2.9 million and $3.6 million, for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively. The decreases in employee wages and benefit expenses and stock-based compensation resulted from our February 2023 reduction in workforce. A $1.3 million out-of-period adjustment for electrical utility fees during the nine months ended September 30, 2022 also contributed to the decrease in research and development expenses for the nine months ended September 30, 2023. A $1.6 million charge for deferred stock-based compensation expense related to the closing of the Business Combination during the nine months ended September 30, 2022 contributed to the decrease in stock-based compensation during the nine months ended September 30, 2023.

These decreases were partially offset by a $0.3 million and $1.5 million increase in depreciation expense during the three and nine months ended September 30, 2023, due to purchases of property and equipment, compared to the three and nine months ended September 30, 2022, respectively.

We anticipate that R&D expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $9.9 million and $22.5 million for the three and nine months ended September 30, 2023, compared to three and nine months ended September 30, 2022, respectively.

The decreases for the three and nine months ended September 2023 are primarily due to a reduction in stock-based compensation of $8.5 million and $25.3 million, respectively, partially offset by unfavorable changes in the fair value of the Ampere Forward Agreement of $1.5 million and $7.7 million, respectively. The remaining differences are due to lower wage costs including lower bonus expenses, professional fees and insurance costs. Stock-based compensation and bonus expenses for the nine months ended September 30, 2022 include $6.9 million of deferred stock-based compensation and $1.8 million of transaction bonuses that were recognized in connection with the closing of the Business Combination.

We expect selling, general and administrative expenses to increase over the longer term, particularly after we potentially achieve quantum advantage, and plan to subsequently enhance our sales and service offerings, expand our customer base, and implement new marketing strategies.

Restructuring

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction in order to focus the organization and our resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28% of our then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance.

We began implementing activities with respect to our revised business plan, updated technology roadmap and reduction in workforce in February 2023, resulting in a $1 million restructuring charge during the nine months ended September 30, 2023. No further restructuring charges related to this action are expected.

Other income and (expense), net

Interest expense

Our outstanding debt carries a variable rate of interest. Interest expenses increased by an inconsequential amount during the three months ended September 30, 2023 and by $0.7 million during the nine months ended September 30, 2023, when compared to three and nine months ended September 30, 2022, respectively. We paid a higher rate of interest on our debt in 2023 due to the increases in the prime interest rate that occurred throughout 2023 and 2022.

Interest income

Interest income was $1.2 million and $3.7 million during the three and nine months ended September 30, 2023, up from $1.0 million and $1.2 million during the three and nine months ended September 30, 2022, respectively. The increase in interest income is due to higher rates of interest earned on our investments, including cash equivalents and available-for-sale securities. We also had more excess cash to invest throughout all of 2023, due to the closing of the Business Combination and PIPE Financing in March 2022. We anticipate that interest income will decline in future periods due to our expected use of cash, cash equivalents and available-for-sale securities to fund our operating expenses, including research and development initiatives and investment in our technology roadmap.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of warrant liabilities is included in Note 12 to our condensed consolidated financial statements for the three and nine months ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of warrant liabilities during the three and nine months ended September 30, 2023, was an expense of $3.4 million and $4.3 million, compared to income of $8.1 million and $19.9 million during the three and nine months ended September 30, 2022, respectively. The expense increase during the three and nine months ended September 30, 2023 was primarily due to the change in stock price and volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 4 to our condensed consolidated financial statements for the three and nine months ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. The change in fair value of our earn-out liabilities during the three and nine months ended September 30, 2023 was an expense of $1.7 million and $2.4 million, compared to income of $4.9 million and $17.4 million during the three and nine months ended September 30, 2022, respectively. The expense increase during the three and nine months ended September 30, 2023 was primarily due to the change in stock price and volatility.

Transaction Costs

Transaction costs allocated to liability-classified instruments must be expensed as incurred. Changes in these instruments are subsequently measured at fair value through earnings. During the nine months ended September 30, 2022, transaction costs allocated to liability-classified instruments arising from the Business Combination totaled $0.9 million. No transaction costs were incurred during the three and nine months ended September 30, 2023, or the three months ended September 30, 2022.

Provision for Income Taxes

We did not record income tax expense during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses since inception and negative cash flows from operations. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenues. During the year ended December 31, 2022, and the nine months ended September 30, 2023, we incurred net losses of $71.5 million and $62.5 million, respectively. As of September 30, 2023, we had an accumulated deficit of $341.2 million, and we expect to incur additional losses for the foreseeable future. In connection with the closing of the Business Combination on March 2, 2022, we received net proceeds of $225.6 million. We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by early 2025, including any additional sales of common stock through our Common Stock Purchase Agreement with B. Riley or from other sources, in order to fund our research and development efforts and business objectives as currently planned. We cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger regional conflict. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of difficult macroeconomic conditions, disruptions in the banking system could materially affect our business and the value of our securities.

Our short-term cash requirements include capital expenditures for materials and components for research and development and quantum computing fridges; working capital requirements; and strategic collaborative arrangements and investments.

Our long-term requirements include expenditures for our quantum chip fabrication facility; planned development of multiple generations of quantum processors; and anticipated additional investments to scale our QCaaS offering.

We will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our existing cash, cash equivalents and available-for-sale investments on hand, our Purchase Agreement with B. Riley (subject to the price of our Common Stock trading above $1.00 as described below in addition to other conditions and market considerations), and other potential securities financings or other capital sources, including the sale of QPUs, development contract revenue with government agencies and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the use of our Purchase Agreement with B. Riley, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

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

Loan and Security Agreement

In January 2022, we entered into the Third Amendment to the Loan Agreement with Trinity to increase the debt commitment by $5.0 million to $32.0 million thereunder. The amendment allowed us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. The Third Amendment also included an extension of the requirement to raise an additional $75.0 million of equity which was satisfied through the Business Combination and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the Third Amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of September 30, 2023, the total principal amount outstanding under the Loan Agreement was $25.3 million. The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with all covenants under the Loan Agreement.

Our cash commitments as of September 30, 2023 were primarily as follows (in thousands):

	Total	Short-term	Long-term
Financing obligations	$25,304	$12,435	$12,869
Estimated cash interest on financing obligations	5,209	3,150	2,059
Operating lease	8,917	2,212	6,705
	$39,430	$17,797	$21,633

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

Net cash used in operating activities during the nine months ended September 30, 2023 was $38.2 million, primarily resulting from our net loss of $62.5 million, partially offset by non-cash expenses totaling $24.9 million. Changes in operating assets and liabilities had a minimal impact on net cash used in operating activities during the nine months ended September 30, 2023.

Net cash used in operating activities during the nine months ended September 30, 2022 was $48.5 million, primarily resulting from our net loss of $48.6 million, partially offset by non-cash expenses totaling $0.4 million. Changes in operating assets and liabilities had a minimal impact on net cash used in operating activities during the nine months ended September 30, 2022.

Cash used in operating activities was reduced by $10.3 million to $38.2 million during the nine months ended September 30, 2023, from $48.5 million during the nine months ended September 30, 2022. Our net loss from operations increased by $13.9 million to $62.5 million during the nine months ended September 30, 2023. Non-cash charges impacting our net loss from operations increased by $24.5 million to $24.9 million during the nine months ended September 30, 2023, from $0.4 million during the nine months ended September 30, 2022. Changes in operating assets and liabilities had a $0.3 million unfavorable impact on the change in cash used in operating activities during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2023 totaled $11.5 million, resulting from $98.1 million of maturities of available-for -sale securities, partially offset by $7.5 million of purchases of property and equipment and $79.0 million of purchases of available-for-sale securities.

Cash used in investing activities during the nine months ended September 30, 2022 totaled $106.5 million, resulting from purchases of $19.3 million of property and equipment and $87.2 million of available-for-sale securities.

Investments in property and equipment relate primarily to process computing equipment, quantum computing fridges, and development tools for our chip fabrication facility.

Net cash provided by investing activities during the nine months ended September 30, 2023 improved by $118.7 million when compared to the nine months ended September 30, 2022, due to maturities of available-for-sale securities and decreased purchases of property and equipment and available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 totaled $10.5 million, reflecting $15.1 million of proceeds from the sale of 8.2 million shares of common stock to B. Riley through the Purchase Agreement, and $1.0 million of proceeds from the exercise of stock options and warrants, offset in part by principal payments of $5.4 million under the Loan Agreement and payments of $0.1 million for deferred financing costs.

Cash provided by financing activities during the nine months ended September 30, 2022 totaled $217.1 million, reflecting $225.6 million of proceeds from the Business Combination and PIPE Investment, net of transaction costs, and offset by Rigetti transaction costs of $18.4 million, additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Third Amendment to the Loan Agreement, less debt issuance costs and exit fees totaling $1.1 million, and proceeds from the exercise of stock options and warrants of $6.0 million.

Net cash provided by financing activities during the nine months ended September 30, 2023 decreased by $206.5 million when compared to the nine months ended September 30, 2022, largely due to the close of the Business Combination and PIPE Investment, net of transaction costs, during the nine months ended September 30, 2022. We expect to continue to finance our cash needs primarily through cash, cash equivalents and available-for-sale investments on hand, the Purchase Agreement with B. Riley (subject to the price of our Common Stock trading above $1.00 in addition to other conditions and market considerations), and other potential securities financings or capital sources.

Critical Accounting Policies and Significant Judgements and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP.

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

Public and Private Warrants

Prior to the Business Combination, SNII issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). As of September 30, 2023, there were 13,074,972 Warrants outstanding, consisting of 3,969,727 Private Warrants and 9,105,245 Public Warrants. Each whole warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Merger or earlier upon redemption or liquidation.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. As of September 30, 2023, the fair value of the Private Warrants decreased to $3.8 million, with the change in fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of September 30, 2023, the fair value of the Public Warrants decreased to $2.3 million with the change in fair value of derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

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

Earn-Out Liabilities

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

As of September 30, 2023, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $3.6 million with the change in fair value of the earn-out liability recorded in the consolidated statements of operations each reporting period.

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

On June 30, 2022, pursuant to the Forward Warrant Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere was required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing had not occurred by the second anniversary of the Forward Warrant Agreement (October 6, 2023), Ampere was not obligated to make the additional payment and we were not obligated to issue the remaining shares underlying the warrants The Forward Warrant Agreement has now expired, and Ampere no longer has an obligation to make the additional $5.0 million payment.  The Forward Warrant Agreement further provides that we will use commercially reasonable efforts to file a registration statement to register the resale of the shares. We filed such registration statement, and it became effective in the year ended December 31, 2022.

We evaluated the Forward Warrant Agreement as a derivative in accordance with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated the fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies specified in the agreement. Based on these inputs and assumptions, we calculated the fair value of the Forward Warrant Agreement to be $2.2 million as of December 31, 2022. We have included   the derivative as a forward contract asset in the accompanying condensed consolidated balance sheet as of December 31, 2022.

In the nine months ended September 30, 2023, we reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because we determined that Ampere’s obligation to pay the additional $5.0 million pursuant to the Forward Warrant Agreement would expire.

The change in the fair value of the Forward Warrant Agreement is recorded as part of selling, general and administrative expenses in our consolidated statements of operations each reporting period.

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

Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of 18 months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exist. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified. These revisions may impact the overall progress related to transfer of control and therefore result in either increases or decreases in revenues as well as increases or decreases in fulfillment costs and contract margins. In accordance, with ASC No. 250, Accounting Changes and Error Corrections, any changes in estimates are reflected in our consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below.

We have implemented additional controls over review of complex financial instrument valuations as described in our remediation plan below. The material weakness related to review of complex financial instrument valuations will not be considered remediated until such time as the additional controls operate for a sufficient period of time and management has concluded, through testing, that the controls are effective.

We are adding additional controls over our year-end and quarter-end close processes, which are still being implemented. We also intend to hire additional accounting resources. The material weakness related to our year-end and quarter-end close processes will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to the material weaknesses and the additional procedures that we performed, management has concluded that the interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP for interim financial statements; however, the material weaknesses could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements and certain of the material weaknesses did result in errors in the financial statements and related disclosures as described below for the quarters ended March 31, 2022 and June 30, 2022, which we restated in 2022.

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

In connection with the preparation of the financial statements for the third quarter of 2022, we discovered that the previously identified material weakness led to additional material errors related to the valuation of the Earn-out liabilities and the Private Warrant liability that affected the previously issued unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022. These errors were corrected in the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2022 and June 30, 2022 through a restatement of previously filed financial statements for such periods.

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to complex financial instruments. This material weakness continued to exist as of September 30, 2023 because the controls that were implemented as part of our plan to remediate this material weakness have not been operating for a sufficient period of time to allow management to conclude through testing that the controls are effective.

Additionally, as previously disclosed, in connection with the preparation of the financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, and a lack of timely review over the financial statement close process. We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of September 30, 2023 due to the reasons described above, the relatively short period of time since the material weakness was first identified, and because the necessary controls to remediate the material weakness have only been partially implemented and have not yet been sufficiently tested.

Remediation Plan

Our remediation plan related to the material weakness over the accounting for complex financial instruments includes:

●	incorporating additional controls and procedures over the review of complex financial instrument valuations as well as technical accounting resources to identify the inventory of complex accounting and financial instruments that require accounting analysis and evaluation.
●	enhancing the precision of review controls over complex financial instruments; and
●	augmenting the review process relating to the valuation analyses performed by the third-party valuation experts and accounting firms that are utilized by the Company.

Our remediation plan related to the material weakness over our overall closing and financial reporting processes includes:

●	hiring sufficient personnel with technical accounting and financial reporting experience to augment our current staff, to achieve appropriate segregation of duties and to improve the effectiveness of our closing and financial reporting processes; and
●	implementing improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures, including the assessment of more judgmental areas of accounting.

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

Changes in Internal Control over Financial Reporting

For the three months ended September 30, 2023, other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, we are not currently a party to any material legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial position, results of operations or cash flows. We accrue for loss contingencies when it is both probable that we will incur the loss and when we can reasonably estimate the amount of the loss or range of loss.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of material factors that make an investment in our ordinary shares speculative or risky.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the three months ended September 30, 2023, we sold 6,336,199 shares of Common Stock to B. Riley Principal Capital-II LLC under the Purchase Agreement and received net proceeds of $12.7 million. Gross proceeds from the issuance and sale of the shares were $13.1 million, and aggregate underwriting discounts or commissions were $0.4 million. The shares of Common Stock were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated hereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

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

Dated: November 9, 2023