Form 10-K
period 2023-12-31
Rigetti Computing, Inc.
filed 2024-03-14
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (510) 210-5550

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.175 per share of the Registrant’s common stock on The Nasdaq Capital Market on June 30, 2023, was $127.6  million. This calculation excludes shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes. The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 158,881,022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, and our ability to raise additional capital when needed and on attractive terms,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategy for quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the success of our partnerships and collaborations,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to maintain compliance with standards relating to the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on, the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to remediate the material weaknesses in, and establish and maintain, effective internal controls over financial reporting,
●	changes in applicable laws or regulations,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflicts involving Russia and Ukraine and sanctions related thereto and the state of war between Israel and Hamas and the potential larger regional conflict), including inflation and financial and credit market fluctuations,
●	changes in applicable laws or regulations,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors.
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base; and
●	Macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, on the foregoing.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, timeframes or achievements to differ materially from those expressed or implied by the forward-looking statements. Additional information concerning these risks, uncertainties and other factors that may impact the operations, projections, and other forward-looking statements discussed herein can be found in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These known and unknown risks, uncertainties and other factors include, without limitation:

●	We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs into early in the third quarter of 2025, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital by early in the third quarter of 2025 to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.
●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use net operating loss carryforwards and other tax attributes may be limited.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, including any future generations developed to demonstrate narrow quantum advantage, broad quantum advantage, our anticipated release of a 336 qubit system, and our targeted fidelities, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.

●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
●	Our system depends on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.
●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.
●	We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
●	We have in the past been out of compliance with the continued listing standards of Nasdaq and we may be unable to maintain compliance with such standards. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	Unstable market and economic conditions, including recent bank failures, have had and may continue to have serious adverse consequences on our business, financial condition and share price.
●	Our warrants, including our public warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”), private placement warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share (“Private Warrants”), and other warrants we have issued, are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
●	Our warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The Warrants may never be in the money, and they may expire worthless.

PART I

ITEM 1.BUSINESS

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

The availability of scalable quantum computers is expected to enable scientists and engineers to address problems in areas like climate change, fusion energy, quantitative finance, drug development and discovery, materials science, and artificial intelligence. A May 2023 Boston Consulting Group report predicts that fully fault tolerant quantum computers could ultimately produce between $450 billion and $850 billion in annual value creation on an operating income basis for end users after 2035. In August 2023, International Data Corporation (IDC) published a forecast for the worldwide quantum computing market, projecting customer spend for quantum computing to grow from $1.1 billion in 2022 to $7.6 billion in 2027, representing a five-year compound annual growth rate (CAGR) of 48.1%. The forecast includes base quantum computing as a service as well as enabling and adjacent quantum computing as a service.

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

We began selling quantum computers to end users in 2023. In the third quarter of 2023, we expanded our quantum processing unit (QPU) customer base with the delivery of a 9-qubit QPU to another premier national laboratory. This follows our first QPU sale in the second quarter of 2023 to Fermilab in which we delivered a 9-qubit QPU as part of our partnership with the Superconducting Quantum Materials and Systems Center (SQMS). We also launched the Novera™ QPU in December 2023, our first commercially available QPU, which includes a 9-qubit chip that features tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations. The Novera QPU is based on our fourth generation Ankaa™-class architecture. In the fourth quarter of 2023, we made our 84-qubit Ankaa-2 quantum system available publicly via our Quantum Cloud Services (QCS) platform. The Ankaa-2 system is our highest qubit count QPU available to the public and is based on our fourth-generation chip architecture that features tunable couplers and a square lattice, enabling high fidelity 2-qubit operations compared to our previous systems. The Ankaa-2 system has achieved a 98% median 2-qubit fidelity based on our testing, representing a 2.5x improvement in error performance compared to our previous QPUs, and a 2-qubit gate time of 68 nanoseconds — the shortest gate time demonstrated by a Rigetti QPU. We have developed strong customer relationships and collaborative partnerships to accelerate the development of key technologies for high-value use cases to potentially unlock strategic market opportunities.

Our partners and customers include commercial enterprises such as Amazon Web Services (“AWS”), Nasdaq, Standard Chartered Bank and HSBC, along with U.S. government organizations such as Defense Advanced Research Projects Agency (“DARPA”), Department of Energy (“DOE"), and Air Force Research Laboratory(“AFRL”) and international government entities. Recently, in February 2024, Rigetti UK Limited, a wholly owned subsidiary of our Company, announced that it was awarded a Small Business Research Initiative grant funded by Innovate UK to develop and deliver a 24-qubit quantum computer to the National Quantum Computing Centre.

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

Potential Market Opportunity

Demand for computing power capable of solving computationally complex problems is increasing. Many of these types of problems are approached through the use of High Performance Computing (“HPC”), which relies primarily on large classical computers located either in the cloud or on-premises. Company management estimates the global market for HPC to be approximately $55 billion by 2028. We believe our quantum computers will be able to solve many computational problems with greater speed and at a lower cost than today’s high performance computers, thereby unlocking considerable value for the users of current HPC systems. Furthermore, we believe that quantum computing will be applicable to many use cases that today lie within the realm of the much larger cloud computing market.

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

Stages of Evolution of Quantum Computing Maturation

We believe that market demand for our quantum computers will grow in phases that map to the increasing capabilities of our commercially available quantum computing systems similar to those of classical computer technology. With each new phase, we expect quantum computers to solve an ever-increasing breadth of high-impact commercial problems and to do so with greater speed and accuracy. Qubits do not need the latest semiconductor lithography node and, in fact, can be made using 1990’s era lithography.

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

We consider the eQA phase to have begun four years ago, and during this time we have worked with business and government researchers, commercial software developers and academic institutions who access our quantum computers via cloud-based services.  We have also sold our QPUs to U.S. national labs who wish to have their own quantum computer on-site and have launched Novera, our first commercially available QPU, which features a 9-qubit chip, tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations.

We anticipate that this phase will come to a close when there are repeated demonstrations solving practical problems, of substantial commercial or customer value, with a level of performance that is competitive with the best available classical computing performance.

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

Large-Scale Fault Tolerant Quantum Computing (“lFTQC”)

We will consider the phase of lFTQC to begin if and when systems are available with hundreds of logical qubits, which can be universally controlled and measured with substantially error-free operation through the full course of a quantum computation. It is currently believed in the quantum computing industry that this likely requires systems with 10,000 to 1,000,000 physical qubits. We believe our scalable multi-chip architecture paves the way to scale up to these large systems.

We anticipate the beginning of the large-scale fault tolerant phase to be likely at least a decade away. As quantum computing further matures through this phase, systems will likely continue to grow in scale and performance, culminating in full-scale fault tolerance that operates using potentially thousands of effectively perfect logical qubits. This ultimate goal of full-scale fault tolerance represents the largest commercial opportunity. Boston Consulting Group estimates that quantum computing could create value of $450 billion to $850 billion annually by 2035. Value of $5 billion to $10 billion could start accruing to users and providers as soon as the next few years.

Business Strategy

Our approach to developing and sustaining what we believe is strong competitive advantage relies on a four-pronged strategy:

●	Create high performance quantum computing systems through full-stack product development. From the outset, we have approached the market opportunity with a strategy to build quantum computers, the superconducting processors that power them, and the software required to access and program these systems. We believe that vertical integration, from chip manufacturing through sales of QPUs and cloud delivery, unlocks the fastest and lowest risk path to broad commercialization and the largest, long-term market opportunity. This was underscored by our announcement of the industry’s first multi-chip quantum processor for scalable quantum computers, a capability realized through many innovations from Fab-1.
●	Provide broad access to our quantum computers. We sold our first QPU in 2023 and recently launched Novera™ our first commercially available QPU, which features a 9-qubit chip with tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations. We have been providing cloud access to our quantum computers since 2017 and have since expanded the availability of our machines through distribution agreements with other solution providers including Amazon Bracket and Oak Ridge National Laboratory (“ORNL”), among others. Cloud services efficiently simplify access to our quantum computers and allow for pricing that enables a broad range of scientific, commercial and academic developers to readily participate in the development of quantum computing algorithms, applications and software development tools. Collectively, these cloud services provide a range of choices and capabilities designed to meet the diverse needs of large and small organizations alike.
●	Develop deep partnerships that accelerate the development and commercialization of quantum computing. We have formed commercial partnerships with business and government entities that are designed to advance their mutual understanding of the opportunities, challenges and solutions necessary for quantum computing to excel in specific real-world applications. Examples of these partnerships include our contracted relationships with DARPA, the DOE’s Fermi National Accelerator Laboratory (“Fermilab”) and AFRL. We believe these types of highly collaborative, multi-year relationships will yield specialized and proprietary market insights and technological advancements. We expect the number and scope of these types of partnerships to expand as the capabilities of our quantum computers continue to grow.
●	Advance our technology leadership position. We have invested heavily in a world-class and multidisciplinary team of scientists, hardware and software engineers, system designers and algorithm and application developers to rapidly innovate, invent, engineer and commercialize our quantum computing technologies. We have also developed numerous proprietary technologies required to create quantum computing chips, quantum computer systems, software and cloud-based services and we rigorously protect our unique intellectual property through a portfolio of 84 patents issued and 106 patents pending. We intend to continue deeply investing in finding and fostering the talent required to remain at the forefront of quantum computing innovation, while protecting our growing base of intellectual property.

In 2023, we updated our business strategy and revised our technology roadmap to focus on nearer-term priorities and our efforts to achieve narrow quantum advantage. Key achievements in 2023 include the launch of the 84 qubit Ankaa™-2 system to customers via Rigetti Quantum Cloud Services (QCS). The Ankaa-2 system achieved 98% median 2-qubit fidelity, which represents a 2.5x performance improvement compared to our previous QPUs.

We continue to plan to:

●	Continue working to improve the performance of our QPUs with the goal of reaching at least 99% 2-qubit gate fidelity on an anticipated Ankaa-3 84 qubit system by the end of 2024.
●	If the above target is achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system.

●	Pursue sales of Novera™, our first commercially available QPU, which features a 9-qubit chip, tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations.

Business Model & Services

Currently, we generate the majority of our revenues from technology development contracts with various partners. We believe our longer term business model will be more weighted towards QPU sales and recurring revenues generated from quantum computing systems made accessible via the cloud in the form of QCaaS products.

Rigetti Quantum Processing Units.

Our QPUs contain fabricated silicon-based chips featuring superconducting qubits. These high-performance chips provide fast gate times, low latency conditional logic, and fast program execution times.  Our QPUs are designed and fabricated at Fab-1, leveraging novel manufacturing methods to create state-of-the art superconducting qubits.

Novera™, our first commercially available QPU, includes a 9-qubit chip that features tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations. The Novera™ QPU is based on our fourth generation Ankaa-class architecture.

We recently announced our most technically advanced QPU yet, the 84-qubit Ankaa-2, featuring 98% median 2-qubit fidelity, which represents a 2.5x performance improvement compared to our previous QPUs.

We intend to design and fabricate more advanced QPUs in the future with improved fidelities, faster gate speeds and higher qubit counts.  We believe these anticipated improvements and advances in technology will hopefully lead to nQA, bQA and LFTOC in the coming years.

Quantum Computing as a Service (QCaaS)

We sell access to our quantum computers through cloud-based services, commonly referred to as QCaaS. This approach enables us to serve a wide range of customers without the complexity and cost associated with shipping, operating and servicing complex and cryogenic computing equipment on customer premises.

Rigetti Quantum Cloud Services

Rigetti Quantum Cloud Services (QCS) is a proprietary platform to deliver high-performance quantum computing over the cloud. QCS features a hybrid quantum-classical computing environment that incorporates Rigetti quantum computers operating in tandem with cloud infrastructure. It provides support for a broad range of programming capabilities, the ability to integrate over public or private clouds, and high-speed connectivity to auxiliary classical computing resources.

The product is designed to meet the needs of a diverse set of customers that all benefit from the high-performance nature of its core computational capabilities. Central to QCS are two very powerful sets of technologies developed by us, our quantum processing units (“QPUs”), described above, and our quantum operating system, as described below:

Quantum Operating System Software. QCS’s computing environment is powered by a distributed quantum operating system that natively supports both public and private cloud architectures.

The operating system software includes a rich set of quantum application and software development tools designed to unlock the capabilities of the quantum computing ecosystem by:

●	Enabling customers to access Rigetti QPUs through a broad range of quantum application software, development frameworks and algorithm libraries;
●	Providing software and algorithm developers with the performance and fine-grained control required to expedite a new era of computational breakthroughs; and

●	Facilitating the implementation of high performance public and private clouds with ultra-low latency connectivity between classical hardware and Rigetti QPUs.

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

Examples of our development partnerships include contracts with:

●	Fermilab and the U.S. DOE’s Superconducting Quantum Materials and Systems Center (“SQMS”), to advance the development of scalable and high performance quantum processors;
●	AFRL to harness our fabrication capabilities for quantum networking hardware research and development.
●	DARPA and National Aeronautics and Space Administration (“NASA”) to create quantum computing systems, software and algorithms for optimization applications; and
●	Innovate UK, as part of the British government’s effort to accelerate commercialization of quantum computing in the United Kingdom and to pursue practical applications in machine learning, molecular simulation and financial optimization.

We expect to add new development partnerships as the capabilities of our quantum computer systems grow and the market’s readiness and interest in quantum computing continues to mature.

Rigetti Foundry Services

Rigetti Foundry Services leverages the company’s US-based in-house fabrication facility (“Fab-1”) to deliver superconducting quantum chips to advance and accelerate quantum information science and technology research and development efforts. Customers include researchers spanning academia, defense laboratories, and national laboratories.

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

In September 2023, we were awarded a DARPA project as part of the Imagining Practical Applications for a Quantum Tomorrow (IMPAQT) program to advance the state-of-the-art in quantum algorithms for solving combinatorial optimization problems. Our project, “Scheduling Problems with Efficient Encoding of Qubits” (SPEEQ), seeks to develop a novel and efficient encoding of optimization problems onto qubits, with the goal of enabling larger problems to be mapped to currently available NISQ-era quantum computers. The project will specifically address scheduling problems, which are among the best-known and most pervasive types of combinatorial optimization problems across numerous industries, as well as some of the most challenging to solve.

In November 2023, we were awarded Phase 2 of the DARPA Quantum Benchmarking Program to develop benchmarks for quantum application performance on large-scale quantum computers. The goal of the DARPA Benchmarking Program is to create key quantum computing metrics for fault tolerant quantum computing, make those metrics testable, and estimate the required quantum and classical resources needed to reach critical performance thresholds.

Rigetti was awarded Phase 1 in March 2022. The key output of Phase 1 of this program was the development of a resource estimation framework to provide insight into the requirements of a superconducting quantum computing system necessary for solving large-scale, complex problems. Phase 2 is expected to entail refining and optimizing our estimates for selected utility-scale problems, delivering new upper bounds on these requirements. Another anticipated benefit of this resource estimation framework is to enable a cost benefit analysis into whether the resources needed to run a quantum application will be met by the value of solving the particular problem. A challenge in developing quantum algorithms is understanding how a problem will scale, and at what point a dataset is large or complex enough to benefit from the unique properties of quantum computing. Estimating the amount of time, the number of qubits, and the energy required could accelerate the work towards designing an optimized algorithm. Phase 2 is expected to be heavily focused on researching fault-tolerant quantum applications. Of particular interest are dynamical chemistry simulations and modeling the dynamics of quantum systems.

Machine Learning

Machine learning is a well-established field, with broad application, that today is already having a transformative impact on a myriad of markets. The potential market opportunity for machine-learning is currently estimated at $26 billion with expected compound annual growth rates through 2030 of 36%, according to market research from Fortune Business Insights. Boston Consulting Group projects that machine learning applications with fully fault tolerant quantum computers could produce $150 billion to $220 billion globally in annual potential value creation for end users and technology providers by 2050.

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

But the efficiency of HPC-powered machine learning algorithms is limited when faced with richer and larger data sets. For that reason, computer scientists have looked toward the computational promise of quantum computers, and the development of quantum-based algorithms, as a means of both accelerating current machine learning algorithms and creating new approaches that are currently impossible on classical computers.

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

Research has also demonstrated the promising application of QML, for Generative Adversarial Networks, (“GANs”), a deep learning technique where a neural network is used to generate highly accurate and new examples that could plausibly have come from an original dataset. The potential utilization of quantum computing for GANs alone is far-reaching and could be impactful in large markets like:

●	Healthcare - for medical image analysis used to detect and categorize tumors and predict their growth;
●	Drug discovery - for generating molecular structure candidates for medicines to target or cure diseases;
●	Finance and banking - for creating models that can detect financial fraud based upon predictive patterns rather than rules determined by previously observed behaviors; and
●	Defense and intelligence - for reliably enhancing low resolution satellite imagery into high resolution photography.

The following are examples of our work related to machine learning:

In November 2023 we were awarded an Innovate UK grant as part of the Feasibility Studies in Quantum Computing Applications competition. Joining us in this work are Amazon Web Services (AWS), Imperial College London, and Standard Chartered. The consortium aims to use quantum computing to improve current classical machine learning techniques used by financial institutions to analyze complex data streams. Financial institutions need to continuously interpret complex data streams to extract information necessary for providing accurate credit risk evaluation, managing market-making services, and predicting emissions in the context of green finance, among other things. Classical machine learning techniques used to assist and provide insights to these services have limitations as these data streams are, in general, complex. Combining quantum computing with classical machine learning methodology could offer more powerful resources for processing these data streams, given the potential for quantum computers to process some types of information more efficiently than with classical resources alone.

The aim of the consortium is to address the following research objectives: (1) further develop quantum signature kernels and quantum-enhanced feature maps, (2) benchmark the results against classical machine learning methods for streamed data, and (3) build and study quantum algorithms for computing signatures and signature kernels for long and high-dimensional data streams efficiently. In October 2023, we were awarded an Innovate UK grant as part of the Feasibility Studies in Quantum Computing Applications competition. Joining us in this work is HSBC, the Quantum Software Lab (QSL) based at the University of Edinburgh, and the National Quantum Computing Centre (NQCC). Together, the consortium aims to enhance existing anti-money laundering techniques by using quantum machine learning techniques with the goal of improving the performance of current-state-of-the-art machine learning algorithms. Money laundering poses a significant threat to financial institutions and society. Machine learning technology has the power to detect and prevent financial crime by flagging suspicious transactions and adapting to ever-changing criminal behavior. Quantum computing has the potential to enhance existing classical computing workflows, and in turn could offer improved machine learning methods. In this work, the consortium will aim to extend current anomaly detection quantum machine learning models to detect anomalous behavior indicating money laundering.

Simulation

Classical computers have been used for decades in critical applications that model real-world processes or systems in order to study their behaviors over time. These computer-based simulations have had an enormous impact on fields like pharmaceuticals, material science, finance, logistics, aerospace, defense and computer-aided design and engineering.

The global market for simulation software alone is projected to grow from $18.1 billion in 2023 to $33.5 billion in 2027 according to Markets & Markets. BCG projects that simulation applications with fully fault tolerant quantum computers could produce $160 billion to $330 billion in annual potential value creation for end users and technology providers over the next 15 to 30 years. Simulations are essentially mathematical models of a system and hence are logical candidates to benefit from quantum computing. Many important systems, such as molecular structures, cannot be accurately modeled due to the level of complexity associated with representing the properties and behaviors of the key elemental components.

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

We have several active partnerships with clients developing simulations of quantum mechanical systems.  Two such partnerships are with U.S. DOE agencies for simulation applications in the areas of nuclear fusion and high energy physics.

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

Our Superconducting Quantum Processors

Introduction to Superconducting Qubits

We build and operate quantum computers based on superconducting qubits. Superconducting qubits are silicon-based electronic devices that encode information in quantum states associated with currents and voltages. Superconducting qubits benefit from the fact that their basic properties can be engineered through well-established semiconductor industry design and manufacturing techniques. This enables chip design and architecture tradeoffs to be made to overcome various practical constraints in building commercial quantum computing systems. They are also improving along these key metrics faster than approaches based on other qubit modalities, such as ion traps, photonics and neutral atoms. As an example, in June 2011, the largest algorithms demonstrated on programmable, gate model quantum computers across these modalities were in the range of a few qubits. In the ensuing eleven-year period from 2012 to 2023, superconducting systems have successfully scaled up to the range of 80 or more qubits, including demonstrations of quantum supremacy. This rate of scaling has easily outpaced other approaches. We believe this leadership results in part from an intrinsic advantage: superconducting qubits have many inherent similarities to traditional silicon-based chips. As a result, progress in superconducting quantum computers may be achieved by leveraging the existing capabilities - expertise, technologies, workforces, and supply chains, for example - of the semiconductor manufacturing industry, rather than needing to establish such capabilities anew.

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

Rigetti’s proprietary multi-chip architecture enables larger quantum processors to be constructed by assembling individual chips together, thereby supporting multiple quantum processor generations of increasing scale and performance.

Fab-1. We have developed, own and operate the distinctive manufacturing capabilities needed to produce quantum processors in our proprietary scalable architecture. In 2017, we became the first company to build a dedicated and integrated Fab for producing quantum processors. In addition to vertically integrating the process capabilities to produce our proprietary chips, Fab-1 delivers a high mix of development chips to internal teams. This in-house fabrication capability allows for rapid design-fab-test cycles of learning, enabling an innovation cycle we estimate to be two to five times faster than a typical MEMS or semiconductor foundry. In Fab-1, our engineers focus their efforts on rapidly exploring, then optimizing new chip designs and establishing repeatable manufacturing processes. Fab-1 also includes semi-automated chip testing and characterization capabilities. Additionally, by leveraging traditional semiconductor tools and processes, Fab-1 builds on expertise from the existing semiconductor industry, a distinct advantage over other qubit modalities. This in-house fab capability has enabled us to accumulate the hands-on experience and intellectual property, including know-how, patents, and trade secrets, to produce quantum computer chips within our scalable, proprietary architecture. Furthermore, we believe Fab-1 has enough wafer capacity to supply all of our chip needs for at least the next three years.

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

Our 84-qubit Ankaa™-2 quantum system was made publicly available to customers via our QCS on December 20, 2023. The Ankaa-2 system is based on our fourth generation chip architecture that features tunable couplers and a square lattice, enabling high fidelity 2-qubit operations compared to our previous systems. Ankaa-2 is also our highest qubit count quantum processing unit (QPU) available to the public.

Following the internal deployment of Ankaa-1 in March 2023, we made iterative improvements through internal R&D to support enhancements to Ankaa-2. As a result, Ankaa-2 achieved a 2% median 2-qubit gate error rate — less than half the error rate of our previous systems. These fidelity improvements can be attributed to a variety of technology updates to the Ankaa-2 system:

●Implementation of a new chip fabrication process, leading to qubits with fewer atomic defects that would otherwise reduce quantum coherence times;
●Incorporation of new superconducting PCB technology that improves thermal performance; and
●Electronics improvements that generate control signals with less noise.

Improving our median 2-qubit fidelities is a crucial part of our mission to build the world’s most powerful computers. Useful quantum computers will need not only a large number of qubits, but also high-quality qubits. Reaching 98% fidelity on the Ankaa-2 system based on our internal testing is the result of years of innovation and commitment from our teams across the technology stack.

We have already designed and deployed a modular architecture, tiling multiple chips together demonstrating what we believe is the way forward towards building larger systems. We believe a densely connected square lattice with tunable couplers that allows us to control qubit interactions is the foundation for driving qubit performance. We believe a 2.5x increase in error performance against our previous QPUs, increasing our fidelities by 3%, coupled with our scaling approach, shows that we have a promising strategy for building increasingly higher performing QPUs to help our customers solve their most pressing problems.

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

As of the date hereof, we have 84 patents issued and 106 patents pending that are designed to protect our full-stack technology across hardware, software, and services. These patents cover a broad range of key technology areas of the business including (i) quantum computing systems, software and access; (ii) quantum processor hardware; (iii) algorithms and applications for problem solving; and (iv) chip design & fabrication.

We pursue international registration of our domain names and trademarks. We are the registered holder of a variety of domain name registrations, including “rigetti.com.” Our trademark registrations include “Rigetti” in the US, U.K. and EU.

Sales & Marketing

During this period of eQA, our go-to-market strategy is focused on being a leader in the key market segments driving the early application of quantum computing. Our sales and marketing efforts are focused on technology development and distribution partnerships with the leading organizations in these markets. In the U.S. government, for example, the Department of Defense, the DOE, AFRL and the Intelligence Community have each been making significant investments in quantum computing, and we have technology development partnerships with leading agencies and national laboratories. We are pursuing similar arrangements with customers in other important vertical market segments, like finance, where we are developing specific expertise in several application areas and are collaborating with Nasdaq, HSBC and Standard Chartered Bank. We also have distribution relationships with customers like Amazon Web Services, Microsoft, ORNL and Strangeworks.

In connection with our reorganization announced in February 2023, we reduced our investment and expenses in sales and marketing to focus our resources on technology development. As we work to develop new generations of our hardware with the goal of continuing to scale and achieve nQA and then BQA, we anticipate increasing our investment and expenses in both sales and marketing in the future to expand the number of enterprise companies buying our QPUs and directly licensing our QCS platform.

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

To date, we have focused on developing a range of client relationships and research partnerships with:

●	Enterprise-sized organizations working on quantum-assisted breakthroughs in applications areas like drug discovery, network optimization, financial modeling, weather forecasting and fusion energy like NASA, Nasdaq, Standard Chartered Bank, HSBC, AFRL, the U.S. DOE and certain military branches within the U.S. Department of Defense;
●	Materials science researchers and quantum algorithm developers at renowned laboratories like Fermilab, Lawrence Livermore National Laboratory, MIT Lincoln Laboratory, NASA Quantum Artificial Intelligence Laboratory and ORNL;

●	Quantum-focused software and algorithm companies like 1Qbit, Phasecraft, Riverlane, Q-CTRL and Zapata;
●	Cloud service providers like Amazon Web Services and Microsoft Azure; and
●	We also enter into multi-year technology development partnerships with organizations that possess specialized technical expertise and strong interests in advancing the development of quantum computing (as referenced in Business - Key Technology Development Partnerships). These organizations include DARPA, SQMS, and Innovate UK.

During the years ended December 31, 2023 and December 31, 2022, sales to U.S. government entities comprised 80.9% and 81.3% of the Company’s total revenue, respectively.

Competition

The quantum computing market is evolving and highly competitive. With the introduction of new innovations and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our current and prospective competitors include companies engaged in the research, development, and operation of quantum computing capabilities. Major companies now developing both quantum hardware and software include IBM, Google, Microsoft, IonQ, D-Wave, Quantinuum, PsiQuantum, Xanadu and ColdQuanta. In addition, because of the importance of quantum computing, most large public cloud providers and traditional chip makers are researching and investing in quantum computing initiatives, in some cases seeking to build quantum computers. For example, Amazon and Intel are engaged in the research and development of quantum computers. A number of development-stage companies are also seeking to build quantum computers, quantum software and applications, and quantum cloud computing services.

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

Regulatory

U.S. government contracts, grants, and agreements are subject to regulations and procurement laws. The majority of our current programs are subject to Title 2 of the Code of Federal Regulations, covering Grants and Agreements. We also perform programs authorized under Other Transaction Authority and the Federal Acquisition Regulation. Several of our agreements are also subject to agency level acquisition regulation supplements, including the Defense Federal Acquisition Regulation Supplement and the Department of Energy Acquisition Regulation. These regulations mandate uniform policies and procedures for the administration of government funded programs. This includes requiring compliance with eligibility and responsibility requirements, contractor qualifications, financial and reporting requirements, as well as subjecting the company to audits and to other government reviews covering issues such as cost, performance, internal controls and accounting practices.

Employees & Core Values

Our deep and talented workforce is the key to our success. As of March 1, 2024, we employ 134 people globally, the majority of whom are employed in areas of quantum physics, chip and hardware engineering and software development. Most of our employees are based in the United States with the remainder based in the United Kingdom, Australia and Canada. In addition, we also engage a small number of consultants and contractors to enhance our research and development and selling general and administrative areas of our business.

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

ITEM 1A.          Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risk and uncertainties described above under “Cautionary Note Regarding Forward-Looking Statements”, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Financial Condition and Status as an Early-Stage Company

Based on our estimates and current business plan, we expect that we will need to raise additional capital by early in the third quarter of 2025 in order to continue our research and development efforts and achieve our business objectives. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.

Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. For example, in addition to our continuing investment in our technology roadmap we continue to invest in the expansion of and upgrades to our Fab-1 facility. We have incurred and expect to incur costs related to, among other things, remediation of our material weaknesses in internal controls over financial reporting. The actual amounts we may be required to spend on these and other matters may be greater and more significant than our expectations. We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs into early in the third quarter of 2025 based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital by early in the third quarter of 2025 in order to continue our research and development efforts and achieve our business objectives. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from disruptions in access to bank deposits or lending commitments due to bank failures, the military conflict with Russia and Ukraine and the related sanctions imposed against Russia and the state of war between Israel and Hamas and the related risk of a larger regional conflict. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on acceptable terms, if at all.

If the equity and credit markets continue to deteriorate, it may make any necessary financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price, could require us to delay or abandon our business plans, and could require us to delay, limit, or substantially reduce our quantum computing development efforts. If we are unable to obtain sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets in which case we may receive less than the value at which those assets are carried on our audited financial statements, and/or seeking protection under bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources, and it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distribution to stockholders. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our securities. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. There can be no assurance that financing will be available to us on favorable terms, or at all. In addition, our ability to raise additional capital through the sale of securities could be significantly impacted by the resale of our securities by holders of our securities which could result in a significant decline in the trading price of our securities and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.

We are in our early stages and have a limited operating history, which makes it difficult to forecast the future results of our operations.

Our business was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”) and with increasing levels of performance. As of the date hereof, the highest number of qubits we have externally deployed is a quantum computer with 84 qubits with 98.0% median fidelities As a result, our scalable business model has not been formed and our technology roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including anticipated milestones and timing thereof. We have in the past changed our technology roadmap, including the anticipated milestones and timing thereof, including in each of the years ended 2018, 2022 and 2023. We may further update the technology roadmap in the future, including anticipated milestones and anticipated timeline for milestones. Furthermore, we may be unable to achieve the milestones in our technology roadmap on their announced anticipated timeline or at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable, higher performing computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our QCS, increased competition, changes to technology, inability to scale up or improve performance of our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We incurred net losses of $75.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $353.8 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow or broad quantum advantage quantum computers, which may never occur. Even with significant production, our services may never become profitable.

We may incur significantly higher losses in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers; and as we expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our infrastructure; and increase our general and administrative functions to support our growing operations and our being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

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

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of goodwill, intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease our projected cash flows or increase discount rates and could potentially result in an impairment charge. From time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

For example, in assessing our goodwill in connection with the preparation of the financial statements for the fourth quarter and fiscal year ended December 31, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $5.4 million within the consolidated statement of operations for the year ended December 31, 2022.

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

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

●attract new customers and grow our customer base;

●maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;
●invest in our platform and product offerings;
●effectively manage organizational change;
●accelerate and/or refocus research and development activities;
●expand manufacturing and supply chain capacity;
●increase sales and marketing efforts;
●broaden customer-support and services capabilities;
●maintain or increase operational efficiencies;
●implement appropriate operational and financial systems; and
●establish and maintain effective financial disclosure controls and procedures and remediate material weaknesses thereof.

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

Our ability to scale is dependent also upon components we must source from multiple industries including: from the electronics and semi-conductor industries with low-noise microwave components, CPUs, GPUs, FPGAs; from the cryogenic industry with dilution refrigerators and associated helium gas products; and from the semiconductor industry with silicon wafers and other specialty materials, tooling and measurement equipment. Shortages or supply interruptions in any of these components will have an adverse impact on our ability to deliver revenues.

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

Our growth is dependent upon our ability to successfully sell quantum computers, expand our solutions and services, retain customers, bring in new customers and retain critical talent. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could negatively impact our business, financial condition and results of operations.

Our growth is dependent upon our ability to successfully market and sell our quantum computers, and quantum computing services and solutions. We do not have experience with the large-scale production and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and retention capabilities.

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technology, we could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.

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

Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. For example, expansion of  and upgrades to our Fab 1 facility is continual and ongoing, and we may not complete the expansion and upgrades on terms originally anticipated, in a timely manner or at all, which could have a material impact on our business, financial condition or results of operations. Expansion and upgrades require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish, and maintain appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff.

The reduction in workforce that we announced in February 2023 may impair our ability to manage growth and maintain operations effectively, due to factors such as loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, and the risk that we may not achieve the benefits from the restructuring to the extent we anticipated, all of which may have a material adverse effect on our business, results of operations or financial condition. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

Our business plan and our 2023 workforce reduction may not have the anticipated benefits and we may incur additional costs or other difficulties.

In February 2023, we announced an updated business plan and implemented a workforce reduction. The objective of these initiatives was to focus our organization and its resources on nearer-term strategic priorities. We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals.

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our technology roadmap, and results of operations or financial condition. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the revised business plan and reduction in workforce. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. In addition, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes.

We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our goals. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

We have a credit facility secured by substantially all of our assets under which we have borrowed and may in the future borrow additional amounts; any indebtedness thereunder could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.

On March 10, 2021, we entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”). The Loan Agreement had an available borrowing capacity of $32.0 million. As of December 31, 2023, we had total outstanding indebtedness of approximately $22.4 million consisting of outstanding borrowings under the Loan Agreement. Any future additional borrowings under this agreement are at the sole discretion of the lender. This and future indebtedness incurred under the Loan Agreement may:

●limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
●require us to use a portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes;
●expose us to the risk of increased interest rates and higher interest payments as borrowings under the Loan Agreement are subject to interest at the greater of (i) a floating per annum rate equal to 7.5% above the prime rate, or (ii) a fixed per annum rate equal to 11.0%, also paid on a monthly basis. Because of this provision, we paid more for interest expense in 2023 due to increases in interest rates throughout the year;
●limit our flexibility to plan for, or react to, changes in our business and industry;
●increase our vulnerability to the impact of adverse economic, competitive and industry conditions; and
●increase our cost of borrowing.

The Loan Agreement is secured by substantially all of our assets. In addition, the Loan Agreement contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, financial reporting requirements and limitations on indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other restricted payments, investments (including acquisitions) and transactions with affiliates. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt and potentially the foreclosure on our assets in the event we are unable to repay all amounts owed.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023 we had U.S. federal net operating loss carryforwards of approximately $225.2 million.

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes are subject to annual limitations because of prior cumulative changes in our ownership and may be further limited in the future if additional ownership changes occur. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes to offset future taxable income or tax liabilities is limited because of prior ownership changes, including changes in connection with the Business Combination or other transactions, and may be further limited in the future if additional ownership changes occur. See Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes.

If we earn taxable income, such limitations will most likely result in increased future income tax liability and have an adverse effect on our future cash flows. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Any future generations of hardware and software developed to demonstrate narrow quantum advantage and broad quantum advantage, and the potential release of a 336 qubit system, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.

Our successful execution of our technology roadmap is based on the development of multiple generations of quantum computing systems, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, and the potential release of a 336 qubit system, and the achievement of our targeted fidelities, each of which is an important anticipated milestone for our technology roadmap and commercialization. The future success of our technology roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in each subsequent generation of our quantum computer.

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

As a result, we may forego or delay pursuit of opportunities in other products, designs, sectors or investments that later prove to have greater commercial potential and ability to achieve quantum advantage. For example, although we currently believe that quantum machine learning for finance is poised to be an early domain of quantum advantage through rapid value capture from quick integration, the risks associated with developing a product that can compute algorithms that scale efficiently to real-world size applications and will be applicable to multiple use cases and competition in creating such a product, among others, could outweigh the benefits. In addition, in February 2023, we announced an updated business strategy and revisions to our technology roadmap reflecting a nearer term reprioritization and focus on higher fidelities and lower qubit systems than our prior business strategy and technology roadmap. We may fail to capitalize on the products, designs, sectors, or investments we choose to pursue, and our resource allocation decisions may cause us to forego viable or more profitable products, designs, sectors or investments, which would have an adverse effect on our business, prospects and financial results.

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

The markets in which we operate are rapidly evolving and highly competitive. As the marketplace continues to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include:

●large, well-established tech companies that generally compete across our products, including Quantinuum, Google, Microsoft, Amazon, Intel and IBM;
●large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this Annual Report on Form 10-K and we believe additional countries in the future;
●less-established public and private companies with competing technology, including companies located outside the United States; and
●new or emerging entrants seeking to develop competing technologies.

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

We have historically generated most of our revenue from a limited number of customers. Revenue from U.S. government entities accounted for 80.9% and 81.3% of our total revenue for the years ended December 31, 2023, and December 31, 2022, respectively. Because of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 18 of our audited consolidated financial statements for the years ended December 31, 2023, included elsewhere in this Annual Report on Form 10-K.

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

We derive a significant portion of our revenue from contracts with U.S. federal and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. For the year ended December 31, 2023 and 2022, respectively,  sales to government entities comprised 80.9% and 81.3% of our total revenue, respectively.

Contracts with government agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers with rights, many of which are not typically found in commercial contracts. In addition, our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments.

Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

●Changes in government fiscal or procurement policies, or decreases in government funding available for procurement of goods and services generally, or for our federal government contracts specifically;
●Changes in government programs or applicable requirements;
●Restrictions in the grant of personnel security clearances to our employees;
●Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;

●Changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
●Changes in the government’s attitude towards the capabilities that we offer;
●Changes in the government’s attitude towards us as a company or our platforms;
●Appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
●The adoption of new laws or regulations or changes to existing laws or regulations;
●Budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
●Influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
●Changes in political or social attitudes with respect to security or data privacy issues;
●Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus pandemic; and
●Increased or unexpected costs or unanticipated delays caused by other factors outside of our control.

For example, following the second quarter 2022, we experienced lower-than-expected new government contract opportunities and slower than anticipated timing of government funding and appropriations with respect to relevant projects in 2022.

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

We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or the ongoing military conflict involving Russia and Ukraine or the state of war between Israel and Hamas may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier. For example, our small and mid-size cryogenic refrigerators have been provided by a single supplier and we have begun to source from a second supplier.

In addition, we expect that larger cryogenic refrigerators required in connection with the potential development of systems greater than 100 qubits will be provided by a single supplier, at least for an initial period of time. We cannot assure you that any of our suppliers or potential suppliers will have the capacity to supply larger cryogenic refrigerators on the terms, timing or scale that we expect. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, temporarily or permanently, could result in a material shortage of products, which could lead to price escalations that we may be unable to offset by our prices to our customers. When supply chain issues are later resolved and prices return to normal levels, we may be required to reduce the prices at which we sell our products to our customers in order to remain competitive. In addition, even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. In addition, our suppliers’ ability to deliver products may also be affected by raw material and commodity cost volatility or financing constraints caused by credit market conditions, which could materially and negatively impact our net sales and operating costs, at least until alternate sources of supply are arranged. Any delay or unavailability of key products required for our development activities could delay or prevent us from further developing our systems and applications on our expected timelines or at all.

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

We are reliant on third-party suppliers for components necessary to develop and manufacture our quantum computing solutions. Any of the following factors (and others) could have an adverse impact on the availability of these components:

●our inability to enter into agreements with suppliers on commercially reasonable terms, or at all;
●difficulties of suppliers ramping up their supply of materials to meet our requirements;
●a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;
●any reductions or interruption in supply, including disruptions on our global supply chain as a result of the ongoing military conflict between Russia and Ukraine and sanctions related thereto and the state of war between Israel and Hamas and the potential larger regional conflict)  (including as a result of disruptions in global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as our ability to control input costs) or otherwise;

●	financial problems of either manufacturers or component suppliers;
●	significantly increased freight charges, raw material costs, rising electrical power costs and other expenses associated with our business;
●	other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis;
●	a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;
●	a failure to adequately authorize procurement of inventory by our contract manufacturers; or
●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

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

Our continued growth and success depends on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs which render our technology obsolete or inferior to other products, could have a material effect on our business, financial condition or results of operations.

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

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel. As we build our brand and become more well known, there is increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals will adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is also important to our long-term success and may cause disruption to our business due to, among other things, diverting management’s attention away from the operations of the business or causing a deterioration to morale.  Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. For example, our former President and Chief Executive Officer, Dr. Chad Rigetti, resigned in the fourth quarter of 2022 and was replaced by our current President and Chief Executive Officer, Dr. Subodh Kulkarni, following a transition period with an interim President and Chief Executive Officer. In addition, in the first quarter of 2023, we announced the departure of our former Chief Financial Officer, Brian Sereda, and the appointment of Jeffrey Bertelsen as our current Chief Financial Officer.

Furthermore, the reduction in workforce that we announced in February 2023 may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, and the risk that we may not achieve the benefits from the restructuring to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our business, results of operations or financial condition. In addition, we may discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

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

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. See “-If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced. ”

In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. See “Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.”

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

We have focused our efforts on creating quantum computing hardware, the operating system for such hardware, a suite of low-level software programs that optimize execution of quantum algorithms on our hardware, application programing interfaces (“APIs”) to access our systems, software development kits (“SDKs”) for system and application developers, and quantum programming languages for low- and high-level application developers. The industry is rapidly evolving, and customers have many choices for programming languages, application libraries, APIs, and SDKs, some of which may not be compatible with our own languages, APIs or SDKs. Our quantum computing solutions are designed today to be compatible with most major quantum software development kits, including Qiskit, Cirq, and Open QASM, all of which are open source. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, usage of our hardware might be limited as a result which would have a negative impact on the Company. Similarly, if a piece of hardware became a necessary component for quantum computing (for instance, quantum networking) and we cannot integrate with it the result might have a negative impact on the Company.

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

If we are unable to maintain our current strategic partnerships or we are unable to develop future collaborative partnerships, our future growth and development could be negatively impacted.

We rely on our current collaborative partners and third parties and may rely heavily on future collaborative partners and third parties to develop key, relevant algorithms and programming to make our quantum systems commercially viable. We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:

●	obtain expertise;
●	obtain sales and marketing services or support;
●	obtain equipment and facilities;
●	develop relationships with potential future customers; and
●	generate revenue.

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

In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process), proprietary, confidential, and sensitive data, including personal data, intellectual property, controlled unclassified information and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks) and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent in the technology industry and our customers’ industries and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. The techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. In addition, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, can be of no assurance that these measures will be effective and these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of sensitive or confidential information. We take steps designed to detect, mitigate, and remediate vulnerabilities, in our information systems (such as our hardware and/or software, including that of third parties upon which we rely),  but we may not be able to detect and remediate all vulnerabilities on a timely basis because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Any unremediated vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform, products , and services.

Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. In addition, applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about the Company, our partners, our customers or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects our customers, or if we suffer a cyber-attack that impacts our ability to operate our platform, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; material damage to our reputation; monetary fund diversions; diversions of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Our results of operations have varied and may continue to vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to it. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, bank failures and uncertainty about economic stability. For example, recent bank failures have resulted in volatility in the capital markets. Similarly, the ongoing military conflict between Russia and Ukraine, and the war between Israel and Hamas, have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If general economic conditions were to deteriorate or remain uncertain for an extended period, our liquidity and ability to repay our outstanding debt may be harmed and the trading price of our Common Stock could decline. A significant decline of stock price has caused, and may cause in the future, a triggering event for impairment testing of fair-valued assets and long-lived assets.

For example, in assessing our goodwill in connection with the preparation of the financial statements for the fourth quarter and fiscal year ended December 31, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $5.4 million within the consolidated statement of operations for the twelve months ended December 31, 2022. If the equity and credit markets further deteriorate, including as a result of political unrest or war, it may make any necessary financing more difficult to obtain in a timely manner or on favorable terms, more costly or more  dilutive, and we could be forced to delay, reduce or eliminate our research and development programs and other efforts. Increased inflation rates have and are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

If in the future a financial institution in which we hold funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. Further, these events may make financings more difficult to obtain, and additional financing might not be available on reasonable terms, if at all; difficulties obtaining financing could have a material adverse effect on our financial condition, as well as our ability to continue to grow our operations.

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

Our management previously concluded that this material weakness in our internal control over financial reporting was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to these complex instruments. This material weakness continued to exist as of December 31, 2023 because the controls that were implemented as part of our plan to remediate this material weakness have not been operating for a sufficient period of time to allow management to conclude through testing that the controls are effective.

Additionally, in connection with the preparation of the financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, particularly with respect to IT systems and a lack of timely review over the financial statement close process. We concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of December 31, 2023 because the necessary controls to remediate the material weaknesses have only been partially implemented and have not yet been sufficiently tested. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes through testing, that these controls are effective.

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

Any failure to remediate the material weaknesses or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in additional material misstatements of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources, and investors may lose confidence in our financial reporting and our stock price may decline as a result.

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

Risks Related to Our International Expansion

Because our success depends, in part, on our ability to expand sales internationally, our business will be susceptible to risks associated with international operations.

We currently maintain offices and have sales personnel in the United States, the United Kingdom, Australia and Canada. In the years ended December 31, 2023 and December 31, 2022, our non-U.S. revenue was approximately 7.6% and 15.0% of our total revenue, respectively. Depending on customer opportunities and our ability to access quantum engineering talent, we may continue to expand our international operations, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

●	unexpected costs and errors in the localization of our platform and solutions, including translation into foreign languages and adaptation for local culture, practices and regulatory requirements;
●	lack of familiarity and burdens of complying with foreign laws, legal standards, privacy and cybersecurity standards, regulatory requirements, foreign export control rules, tariffs and other barriers, and the risk of penalties to our customers and individual members of management or employees if our practices are deemed to not be in compliance;
●	practical difficulties of enforcing intellectual property rights in countries with varying laws and standards and reduced or varied protection for intellectual property rights in some countries;

●	an evolving legal framework and additional legal or regulatory requirements for data privacy and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee data privacy documentation (including locally-compliant data privacy notice and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;
●	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
●	difficulties in managing systems integrators and technology partners;
●	differing technology standards;
●	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●	increased financial accounting and reporting burdens and complexities;
●	difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships and local employment laws;
●	increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity-based incentive programs and unexpected legal costs and regulatory restrictions in issuing our shares to employees outside the United States;
●	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;
●	fluctuations in exchange rates that may decrease the value of foreign-based revenue;
●	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings, and transfer pricing requirements; and
●	permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

Compliance with laws and regulations applicable to our global operations also substantially increases the cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our platform outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies.

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

We currently have sales, customer support and engineering personnel outside the United States in the United Kingdom, Australia and Canada; however, our sales, support and engineering organization outside the United States is smaller than our U.S. sales organization. We believe our ability to attract new customers to purchase our QPUs or subscribe to our platform, or to attract existing customers to expand their purchase of our QPUs or to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

Given our international presence, we are exposed to the effects of fluctuations in currency exchange rates. While we have primarily transacted with customers in U.S. dollars, we expect to continue to generate some revenues, denominated in foreign currencies. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our QPUs or subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.

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

Risks Related to Litigation and Government Regulation

We are subject to stringent and evolving U.S. state, federal and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, data use and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and otherwise could adversely affect us and our business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. We are, therefore, subject to numerous data privacy and security obligations, such as state and federal laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations related to privacy, data use and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act amended by the California Privacy Rights Act of 2020 (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the UK GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	specialized disclosure and accounting requirements unique to government contracts;
●	financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
●	public disclosures of certain contract and company information; and
●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

Risks Related to Intellectual Property

Any failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.

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

●	Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, regardless of the merit of the claim or our defenses, may require us to do one or more of the following:
●	cease selling or using solutions or services that incorporate the intellectual property rights that allegedly infringe, misappropriate or violate the intellectual property of a third party;
●	make substantial payments for legal fees, settlement payments or other costs or damages;
●	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;
●	redesign the allegedly infringing solutions to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible; or
●	indemnify third parties using our products or services.

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

Risks related to an Investment in our Securities and other General Matters

The market price of our Common Stock and Public Warrants has been and may continue to be volatile, which could cause the value of your investment to decline.

The price of our Common Stock and Public Warrants has been and may continue to be volatile and has and may fluctuate or decline significantly in response to numerous factors, some of which are beyond our control. The securities markets have experienced and continue to experience significant volatility. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all.

In the twelve-month period ended December 31, 2023, the market price of our Common Stock varied between a high of $3.25 on August 1, 2023 and a low of $0.375 on May 3, 2023 and the market price of our Public Warrants varied between a high of $0.53 on August 2, 2023 and a low of $0.05 on April 27, 2023. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Common Stock or Public Warrants regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

●	our ability to meet our technological milestones, including any delays;
●	changes in the industries in which we and our customers operate;
●	variations in our operating performance and the performance of our competitors in general;
●	material and adverse impact of the ongoing military conflict between Russia and Ukraine and sanctions related thereto and the state of war between Israel and Hamas and the potential for larger regional conflict and the broader global economy;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	publication of research reports by securities analysts about us or our competitors or our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	additions and departures of key personnel;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving the Company;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our Common Stock available for public sale, including the significant percentage of shares of our Common Stock that may be offered for resale;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, including with respect to our technology roadmap;
●	the development and sustainability of an active trading market for our stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including recessions, increases in inflation and interest rates, disruptions to banking systems, foreign currency fluctuations, international tariffs, social, political and economic risks, natural disasters, acts of war (including the conflict involving Russia and Ukraine), terrorism or responses to such events.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act or the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We hired, and plan to hire in the future, additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and made some activities more time-consuming and costly. Changes we have made and any changes we make in the future to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

Pursuant to Sarbanes-Oxley Act Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC. In order to achieve effective internal controls to support growth and public company requirements, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To achieve compliance with Sarbanes-Oxley Act Section 404, we have engaged in a process to enhance our documentation and evaluate our internal control over financial reporting, which was both costly and challenging. Despite our efforts, we have not been able to conclude, and there is a risk that we will not be able to conclude in the future, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. We have identified material weaknesses with respect to our internal control over financial reporting. In this regard, we will need to continue to dedicate internal and external resources, continue steps to improve control processes as appropriate, and validate through testing that controls are functioning as documented. See We have identified material weaknesses in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments and to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. The material weakness over accounting for complex financial instruments has resulted in errors in financial statements for prior periods. If we fail to remediate such material weaknesses, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

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

Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of the business, which could adversely affect our business, financial condition, and results of operations.

Concentration of ownership among our executive officers, directors and their respective affiliates may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our current executive officers and directors and their respective affiliates beneficially own, in the aggregate, approximately 16.3% of our outstanding Common Stock as of March 1, 2024. This significant concentration of ownership may have a negative impact on the trading price for our Common Stock because investors often perceive disadvantages in owning stock in companies where there is a concentration of ownership in a small number of stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

Our quarterly operating results have and may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;
●	profitability of our products, especially in new markets and due to seasonal fluctuations;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to products we serve;
●	changes in consumer preferences and competitive conditions; and
●	expansion to new markets.

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

There can be no assurance that we will maintain compliance with the continued listing standards of Nasdaq. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets would be negatively impacted.

Our common stock is currently listed for quotation on the Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others:

●	a minimum closing bid price of $1.00 per share, and

●	a market value of publicly held shares (excluding shares held by our officers, directors and 10% or more stockholders) of at least $1.0 million.

In addition to the above requirements, we must meet at least one of the following requirements:

●	stockholders’ equity of at least $2.5 million; or
●	a market value of listed securities of at least $35 million; or
●	net income from continuing operations of $500,000.

In January 2023 we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, indicating that, based on the closing bid price for the previous 30 days, the listing of our Common Stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share. While we regained compliance in July 2023, there can be no assurance that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock because of that delisting would adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

Pursuant to registration rights we have with certain holders of our securities, we filed a resale shelf registration statement covering the resale of up to an aggregate of 96,941,181 shares of our Common Stock. We also filed a resale registration statement covering the resale of 500,000 shares of our Common Stock that were issued upon exercise of the Ampere Warrant. As of March 1, 2024, the number of shares of our Common Stock that have been registered for resale by these holders represented approximately 54.6% of our shares outstanding (after giving effect to the issuance of shares upon exercise of outstanding Public Warrants, Private Warrants, the exercise or settlement of outstanding warrants, options or restricted stock units of Legacy Rigetti assumed in the Business Combination and the 500,000 Ampere Shares).

In addition, on August 11, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth in the Purchase Agreement, we had the right to sell shares of our common stock in an aggregate amount up to the lesser of (i) $75.0 million and (ii) an amount not to exceed 23,648,889 shares of our common stock, subject to certain limitations and conditions. As of February 15, 2024, we had sold the maximum 23,648,889 shares allowed under the Purchase Agreement (inclusive of 171,008 shares issued to B. Riley in 2022 as consideration for the Purchase Agreement) and received net proceeds of $33.4 million. Accordingly, there are no shares remaining to be sold under the Purchase Agreement; the agreement has terminated. We filed a registration statement to register the resale of shares of common stock sold pursuant to the Purchase Agreement. Given this substantial number of shares available for resale, the sale of shares by such holders, or the perception in the market that holders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock. Even if our trading price is significantly below $10.00, the offering price for the units offered in Supernova’s IPO, certain holders of our securities may still have an incentive to sell shares of our common stock because they purchased the shares at prices lower than the public investors or the current trading price of our common stock. In addition, B. Riley may resell all, some, or none of the shares purchased from us under our prior Purchase Agreement with B. Riley at any time or from time to time in its discretion.

Future issuances of our securities may adversely affect us, including the price of our securities and may be dilutive to existing securities holders.

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

In addition, we may issue additional shares of Common Stock from time to time, including under our equity incentive plans or employee stock purchase plan, or preferred stock. Common Stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have filed registration statements on Form S-8 under the Securities Act registering the issuance of shares of Common Stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans and employee stock purchase plan.

In addition, we have filed and may file in the future one or more registration statements on Form S-8 under the Securities Act to register additional shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans and employee stock purchase plan, including additional registration statements on Form S-8 to register additional shares of Common Stock pursuant to the “evergreen” provision thereunder. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time.

Any such issuances of additional shares of Common Stock or preferred stock:

●	may significantly dilute the equity interests of our investors;
●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
●	could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Furthermore, we currently have on file with the SEC an effective shelf registration statement on Form S-3, which allows us to offer and sell up to an aggregate amount of $250.0 million of any combination of common stock, common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon exercise of warrants from time to time, which may be dilutive to existing securities holders and could cause the price of our securities to decline.

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

Our Certificate of Incorporation and bylaws of the Company (the “Bylaws”) and the General Corporation Law of the State of Delaware (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the board of directors of Rigetti (the “Board”) and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

●	providing for a classified board of directors with staggered, three-year terms;
●	the ability of the Board to issue up to 10,000,000 shares of preferred stock, including “blank check” preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change of control;
●	provide that the authorized number of directors may be changed only by resolution of the Board;
●	provide that, subject to the rights of the holders of any series of preferred stock, any individual director or directors may be removed only with cause by the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;
●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent or electronic transmission;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	provide that special meetings of our stockholders may be called by the chairperson of the Board, the chief executive officer or by the Board pursuant to a resolution adopted by a majority of the total number of authorized directors; and
●	not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.

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

Our warrants, including our Public Warrants, Private Warrants and other warrants we have issued, and our Sponsor Vesting Shares are accounted for as liabilities and the changes in value of our Warrants and Sponsor Vesting Shares could have a material effect on our financial results.

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

Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 8,625,000 Public Warrants and 4,450,000 Private Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included in our balance sheets as of December 31, 2023 and December 31, 2022 contained in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control.

Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

No assurance can be given that additional guidance or new regulations or accounting principles and interpretations will not be released that would require a restatement of our financial statements with respect to treatment of the Warrants or the Sponsor Vesting Shares.

Any such restatement of our financial results could, among other potential adverse effects:

●	result in us incurring substantial costs;
●	affect our ability to timely file our periodic reports until the restatement is completed;
●	divert the attention of our management and employees from managing our business;
●	result in material changes to our historical and future financial results;
●	result in investors losing confidence in our operating results;

●	subject us to securities class action litigation; and
●	cause our stock price to decline.

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

As a result of the Business Combination being consummated, outstanding Warrants to purchase an aggregate of 13,074,972 shares of Common Stock became exercisable in accordance with the terms of the warrant agreement. These Warrants became exercisable on April 1, 2022. The exercise price of these Warrants is $11.50 per share, or approximately $150.4 million, assuming none of the Warrants are exercised through “cashless” exercise. To the extent such Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Warrants will be unlikely to exercise their Warrants. On March 1, 2024, the last reported sales price of our Common Stock was $1.86 per share.

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

The market price of our Common Stock is volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.          CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature, including information regarding our product architecture, software, algorithms, and applications (“Information Systems and Data”).

Our information security function is led by our Senior Director for Information Technology (IT) and supported by members of our legal team and a third party service provider, which helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. This team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools; subscribing to and analyzing reports and services that identify cybersecurity threats; conducting scans of our threat environment; evaluating threats reported to us; conducting vulnerability assessments to identify vulnerabilities; and external threat intelligence feeds.

Depending on the environment, product, or system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, vulnerability management processes, implementing certain security certificates for certain functions of our business; encrypting certain data, using network security controls; segregating data; maintaining access and physical security controls; managing, tracking, and disposing of assets; monitoring our systems; and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes.  For example,  (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register;  (2)  our information security team works with management, including our Chief Technology Officer (“CTO”), to prioritize our risk management processes and mitigate cybersecurity threats that could more likely lead to a material impact to our business;  (3) our senior management/committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the cybersecurity subcommittee of the audit committee of the board of directors, with the cybersecurity subcommittee reporting to the audit committee of the board of directors  which evaluates and oversees our cybersecurity risk as part of our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms; threat intelligence service providers; cybersecurity consultants; and cybersecurity software and managed cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and public cloud providers, as well as various third-party suppliers that support our manufacturing and development processes. We use certain vendor management processes to manage cybersecurity risks associated with our use of these providers, which includes reviewing the written information security programs of certain of our vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee, and specifically the subcommittee for cybersecurity, is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director for IT, who has 25 years of leadership experience in information security, and various IT and security certifications, including certified information systems security professional (CISSP).

The Senior Director for IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CTO is responsible for approving budgets, helping prepare for potential cybersecurity incidents, approving technical cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including the CTO, CFO, CEO, and others. Our information security function, together with our CTO, works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the cybersecurity subcommittee of the board of directors’ audit committee for certain cybersecurity incidents.

The cybersecurity subcommittee receives periodic reports from the Senior Director for IT or the CTO concerning the Company’s risk profile, including significant cybersecurity threats and risk and the processes the Company has implemented to address them.  The cybersecurity subcommittee of the audit committee also receives/has access to various reports, summaries and presentations related to cybersecurity threats, risk and mitigation.

ITEM 2.             PROPERTIES

Our principal office is located in Berkeley, California, where we lease approximately 15,625 square feet pursuant to a lease that expires October 31, 2025. Our Fab-1 facility is located in Fremont, California, where the company leases approximately 53,800 square feet pursuant to a lease that expires September 30, 2029. We also have offices for our international operations in the United Kingdom and Australia. We believe that our existing facilities are adequate to meet our current requirements.  See Note 13 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

ITEM 3.             LEGAL PROCEEDINGS

From time to time, we may be subject to actions, claims, suits and other legal proceedings arising in the ordinary course of business. Our management believes that while the results of any litigation or other legal proceedings are uncertain, we are not currently a party to any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

On March 2, 2022, our common stock and public warrants began trading on The Nasdaq Capital Market under the symbols “RGTI” and “RGTIW,” respectively.

Stockholders

As of March 1, 2024, there were approximately 168 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

ITEM 6.             [RESERVED].

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under “Cautionary Note Regarding Forward-Looking Statements”, “Risk Factors” and elsewhere in this Annual Report on Form 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. We expect to continue to incur additional losses for the foreseeable future as we invest in research and development and infrastructure in line with our long-term business strategy. As of December 31, 2023, we had an accumulated deficit of $353.8 million.

We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs into early in the third quarter of 2025, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital by early in the third quarter of 2025, in order to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and there is no assurance that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts.

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction beginning in February 2023 to focus the organization and our resources on nearer-term strategic priorities and our efforts to achieve narrow quantum advantage.

Key achievements include the launch of the Ankaa 84- qubit Ankaa™-2 system to customers via Rigetti Quantum Cloud Services (QCS). The Ankaa-2 system achieved 98% median 2-qubit fidelity, which represents a 2.5x performance improvement compared to our previous QPUs.

We continue to plan to:

●	Continue working to improve the performance of our QPUs with the goal of reaching at least 99% 2-qubit gate fidelity on an anticipated Ankaa-3 84 qubit system by the end of 2024.
●	If the above target is achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system.

We also plan to pursue sales of Novera™, our first commercially available QPU launched in 2023, which features a 9-qubit chip, tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations.

We believe that this business plan should enable us to concentrate our software application development strategy on what we believe to be the highest likelihood applications for demonstrating nearer term narrow quantum advantage.

In February 2023, the reduction in the workforce impacted approximately 50 employees or 28% of our then workforce. We began implementing activities with respect to the revised business plan and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. We incurred a $1.0 million restructuring charge in the three months ended March 31, 2023, for severance payments and temporary healthcare coverage for effected employees. In addition to the restructuring charge, we also incurred $1.0 million of expenses for contractual severance benefits related to executive officers of the Company that were terminated in the three months ended March 31, 2023.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent and potential bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger regional conflict have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in the results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors,” including the risk factor titled “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

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

If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and other efforts. However, like many other companies, we are taking actions to monitor our operations to account for the increases in the cost of capital. Specifically, this includes efforts to enhance our operational efficiency, including with respect to capital expenditures, maximize our R&D productivity spend through strategic collaborations, and being highly selective in hiring top-tier talent.

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

Cost of Revenue

Cost of revenue consists primarily of all direct and indirect costs associated with sales of QPUs, QCaaS offerings and development contracts and other services, including materials, employee costs for program management and personnel associated with the delivery of goods and services to customers, and sub-contract costs for work performed by third parties. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to the development contracts and QCaaS offerings and other services.

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

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with sales of QPUs and providing development contracts, QCaaS offerings and other services. We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we achieve narrow and broad quantum advantage, and subsequently enhance our product and service offerings, expand our customer base, and implement new marketing strategies.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following tables set forth our results of operations for the years indicated (in thousands):

	Year Ended
	December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Revenue	$12,008	$13,102	$(1,094)	(8)%
Cost of revenue	2,800	2,873	(73)	(3)%
Total gross profit	9,208	10,229	(1,021)	(10)%
Operating expenses:
Research and development	52,768	59,952	(7,184)	(12)%
Selling, general and administrative	27,744	53,980	(26,236)	(49)%
Goodwill impairment	—	5,377	(5,377)	(100)%
Restructuring	991	—	991	NM
Total operating expenses	81,503	119,309	(37,806)	(32)%
Loss from operations	(72,295)	(109,080)	36,785	(34)%
Other income (expense), net
Interest expense	(5,779)	(5,286)	(493)	9%
Interest income	5,076	2,433	2,643	109%
Change in fair value of derivative warrant liabilities	(1,160)	22,132	(23,292)	(105)%
Change in fair value of earn-out liabilities	(949)	19,207	(20,156)	(105)%
Transaction costs	—	(927)	927	(100)%
Total other (expense) income, net	(2,812)	37,559	(40,371)	(107)%
Net loss before provision for income taxes	(75,107)	(71,521)	(3,586)	5%
Provision for income taxes	—	—	—
Net loss	$(75,107)	$(71,521)	$(3,586)

*NM - Not Meaningful

Revenue

Revenue decreased by $1.1 million for the year ended December 31, 2023 compared to the year ended  December 31, 2022.  Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the delivery of the associated milestones and/or the work performed. The timing and delivery of QPU sales will also vary and impact revenue in any given quarterly or annual period. The decrease in revenue during the year ended December 31, 2023 reflects typical variability in the timing of revenue recognition from development contracts. Revenue from development contracts and QPU sales is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and sales of QPUs.

Cost of Revenue

Cost of revenue decreased by $0.1 million for the year ended December 31, 2023 compared to the year ended  December 31, 2022. The decrease in cost of revenue during the year ended December 31, 2023 is primarily due to lower revenue levels, changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and Development

Research and development expenses decreased by $7.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Salaries and employee benefit expenses decreased by $2.5 million and stock-based compensation decreased by $4.7 million for the year ended December 31, 2023 compared to the year ended  December 31, 2022. The decreases in employee wages and benefit expenses and stock-based compensation primarily resulted from our February 2023 reduction in workforce. A $1.3 million out-of-period adjustment for electricity usage for the year ended December 31, 2022 also contributed to the decrease in research and development expenses for the year ended December 31, 2023. A $1.6 million charge for deferred stock-based compensation expense related to the closing of the Business Combination for the year ended December 31, 2022 contributed to the decrease in stock-based compensation for the year ended December 31, 2023.

These decreases were partially offset by a $0.5 million increase in depreciation expense for the year ended December 31, 2023 due to purchases of property and equipment, compared to the year ended December 31, 2022.

We anticipate that R&D expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $26.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

The decreases for the year ended December 31, 2023 are primarily due to a reduction in stock-based compensation of $27.8 million, partially offset by unfavorable fluctuations in the fair value of the Ampere Forward Agreement of $8.0 million. The closing of the Business Combination in 2022 resulted in lower stock-based compensation, bonus expenses and professional fees in 2023 compared to 2022. Stock-based compensation and bonus expenses for the year ended December 31, 2022 include $7.3 million of deferred stock-based compensation and $1.8 million of transaction bonuses that were recognized in connection with the closing of the Business Combination. The remaining differences are due to lower wage costs, primarily resulting from our February 2023 reduction in workforce, and lower insurance costs.

We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we achieve narrow and broad quantum advantage, and subsequently enhance our product and service offerings, expand our customer base, and implement new marketing strategies.

Goodwill Impairment

Goodwill impairment decreased by $5.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

When assessing goodwill for possible impairment, we first consider qualitative factors, including but not limited to macroeconomic conditions, industry and market considerations, our overall performance and events directly affecting us. It was noted during our 2022 annual goodwill impairment assessment on November 1, 2022 that the Company had experienced a sustained decline in stock price, however, we determined at that time that our goodwill was not impaired. Subsequently, our stock price continued to decline, resulting in a triggering event that required us to evaluate goodwill for possible impairment as of December 31, 2022. After adjusting the Company’s stock market capitalization for a control premium based on market comparable transactions, we determined that the fair value of the Company was less than its carrying value or stockholder’s equity, resulting in a non-cash goodwill impairment charge of $5.4 million for the year ended December 31, 2022.

Restructuring

In February 2023, we announced an updated business strategy, including revisions to our technology roadmap. In connection with this updated strategy, we implemented a workforce reduction in order to focus the organization and our resources on nearer-term strategic priorities. The reduction in workforce impacted approximately 50 employees or approximately 28% of our then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance.

We began implementing activities with respect to our revised business plan, updated technology roadmap and reduction in workforce in February 2023, resulting in a $1.0 million restructuring charge for the year ended December 31, 2023. No further restructuring charges related to this action are expected.

Other Income (Expense), net

Interest Expense

Our outstanding debt carries a variable rate of interest. Interest expenses increased by $0.5 million for the year ended December 31, 2023 when compared to the year ended December 31, 2022. We paid a higher rate of interest on our debt in 2023 due to the increases in the prime interest rate that occurred throughout 2023 and 2022. The impact of higher interest rates on interest expenses was partially offset by the impact of lower outstanding principal balances throughout the year due to principal repayments.

Interest Income

Interest income was $5.1 million for the year ended December 31, 2023 compared to $2.4 million for the year ended December 31, 2022. The increase in interest income is due to higher rates of interest earned on our investments, including cash equivalents and available-for-sale securities. We anticipate that interest income will decline in future periods due to our expected use of cash, cash equivalents and available-for-sale securities to fund our operating expenses, including research and development initiatives and investment in our technology roadmap.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of warrant liabilities is included in Note 11 to our consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Annual Report on Form 10-K.

The change in fair value of warrant liabilities for the year ended December 31, 2023, was a loss of $1.2 million, compared to a gain of $22.1 million for the year ended December 31, 2022. The increase in loss for the year ended December 31, 2023 was primarily due to the change in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 12 to our consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Annual Report on Form 10-K.

The change in fair value of our earn-out liabilities for the year ended December 31, 2023 was a loss of $0.9 million, compared a gain of $19.2 million for the year ended December 31, 2022. The increase in loss for the year ended December 31, 2023 was primarily due to the change in our stock price and related share price volatility.

Transaction Costs

Transaction costs allocated to liability-classified instruments must be expensed as incurred. Changes in these instruments are subsequently measured at fair value through earnings. During the year ended December 31, 2022, transaction costs allocated to liability-classified instruments arising from the Business Combination totaled $0.9 million. No transaction costs were incurred during the year ended December 31, 2023.

Provision for Income Taxes

We did not record income tax expense during the years ended December 31, 2023 or December 31, 2022 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since inception. Prior to the Business Combination, we financed our operations primarily through the issuance of preferred stock, warrants, convertible notes, venture backed debt and revenues. During the years ended December 31, 2023 and December 31, 2022, we incurred net losses of $75.1 million and $71.5 million, respectively. As of December 31, 2023, we had an accumulated deficit of $353.8 million, and we expect to incur additional losses for the foreseeable future.

In connection with the closing of the Business Combination on March 2, 2022, we received net proceeds of $225.6 million. In addition, we received net proceeds of $20.5 million in 2023 and $12.8 million in 2024 from the sale of 23,648,889 shares of our common stock (inclusive of 171,008 shares issued to B. Riley in 2022 as consideration for the Purchase Agreement) pursuant to our prior Purchase Agreement with B. Riley. As of February 15, 2024 there are no remaining shares available for sale under our prior Purchase Agreement with B. Riley, the agreement has terminated. We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs into early in the third quarter of 2025, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by early in the third quarter of 2025, to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and there is no assurance that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of difficult macroeconomic conditions or disruptions in the banking system could materially affect our business and the value of our securities.

Our cash requirements include employee-related costs such as salaries and benefits; materials and components for research and development; working capital requirements; capital expenditures for our quantum chip fabrication facility; quantum computing refrigerators and other requirements; planned development of multiple generations of quantum processors; anticipated investments to scale our operations in the future; and strategic collaborative arrangements and investments.

We will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our existing cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K. Furthermore, we currently have on file with the SEC an effective shelf registration statement on Form S-3, which allows us to offer and sell up to an aggregate amount of $250.0 million of any combination of common stock, common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon exercise of warrants from time to time.

Loan and Security Agreement

In January 2022, we entered into the Third Amendment to the Loan Agreement with Trinity to increase the debt commitment by $5.0 million to $32.0 million thereunder. The amendment allowed us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. The Third Amendment also included an extension of the requirement to raise an additional $75.0 million of equity which was satisfied through the Business Combination and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the Third Amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of December 31, 2023, the total principal amount outstanding under the Loan Agreement was $22.4 million. Principal and interest under the Loan Agreement is payable monthly. The Loan Agreement is secured by a first-priority security interest in substantially all of our assets. As of the date of this Annual Report on Form 10-K, we are in compliance with all covenants under the Loan Agreement.

Our cash commitments as of December 31, 2023 for financing and operating lease obligations  were primarily as follows (in thousands):

	Total	Short-term	Long-term
Financing obligations	$22,376	$12,931	$9,445
Estimated cash interest on financing obligations	4,242	2,654	1,588
Operating lease	10,417	2,288	8,129
	$37,035	$17,873	$19,162

Financing obligations consist of payments related to the Loan and Security Agreement. Operating lease obligations consist of obligations under non-cancelable operating leases for our offices, facilities and equipment. The table above does not include amounts owed for purchases of capital equipment; supplies; materials; or fixed or minimum services under non-cancelable contracts.

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

Net cash used in operating activities during the year ended December 31, 2023 was $50.6 million, primarily resulting from our net loss of $75.1 million, partially offset by non-cash expenses totaling $25.0 million. Changes in operating assets and liabilities had a minimal impact on net cash used in operating activities for the year ended December 31, 2023.

Net cash used in operating activities during the year ended December 31, 2022 was $62.7 million, primarily resulting from our net loss of $71.5 million, partially offset by non-cash expenses totaling $11.2 million. Changes in operating assets and liabilities had a minimal impact on net cash used in operating activities during the year ended December 31, 2022.

Cash used in operating activities was reduced by $12.1 million to $50.6 million during the year ended December 31, 2023, from $62.7 million during the year ended December 31, 2022. Our net loss increased by $3.6 million to $75.1 million during the year ended December 31, 2023. Non-cash charges impacting our net loss increased by $13.8 million to $25.0 million during the year ended December 31, 2023, from $11.2 million during the year ended December 31, 2022. Changes in operating assets and liabilities had a minimal impact on the change in cash used in operating activities during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities during the year ended December 31 2023 totaled $0.8 million, resulting from $119.1 million of maturities of available-for -sale securities, partially offset by $9.1 million of purchases of property and equipment and $109.3 million of purchases of available-for-sale securities.

Cash used in investing activities during the year ended December 31, 2022 totaled $107.0 million, resulting from purchases of $22.7 million of property and equipment and $84.3 million of available-for-sale securities.

Investments in property and equipment relate primarily to process computing equipment, quantum computing refrigerators, and development tools for our chip fabrication facility.

Net cash provided by investing activities during the year ended December 31, 2023 improved by $107.8 million when compared to the year ended December 31, 2022, due to maturities of available-for-sale securities and decreased purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the year ended December 31, 2023 totaled $13.2 million, reflecting $20.5 million of proceeds, net of commissions, from the sale of 13.4 million shares of common stock to B. Riley through our prior Purchase Agreement with B. Riley, and $1.1 million of proceeds from the exercise of stock options and warrants, offset in part by principal payments of $8.3 million under the Loan Agreement and payments of $0.1 million for deferred financing costs.

Cash provided by financing activities during the year ended December 31, 2022 totaled $215.5 million, reflecting $225.6 million of proceeds from the Business Combination and PIPE Investment, net of transaction costs, and offset by Rigetti transaction costs of $18.8 million, additional proceeds from the issuance of debt and warrants of $5.0 million associated with the Third Amendment to the Loan Agreement, proceeds from the exercise of stock options and warrants of $6.1 million, offset in part by payment of principal on notes payable of $1.3 million and payment of debt issuance costs and exit fees totaling $1.1 million.

Net cash provided by financing activities during the year ended December 31, 2023 decreased by $202.2 million when compared to the year ended December 31, 2022, largely due to the close of the Business Combination and PIPE Investment, net of transaction costs, during the year ended December 31, 2022. We expect to continue to finance our cash needs primarily through cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.

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

While our significant accounting policies are described in the Notes to our consolidated financial statements for the year ended December 31, 2023, included elsewhere in this Annual Report on Form 10-K, we believe the following critical accounting policies and estimates are most important to understanding and evaluating our reported financial results.

Public and Private Warrants

Prior to the Business Combination, SNII issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). As of December 31 2023, there were 13,074,972 Warrants outstanding, consisting of 3,272,834 Private Warrants and 9,802,138 Public Warrants. Each whole warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Merger or earlier upon redemption or liquidation.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. As of December 31, 2023, the fair value of the Private Warrants decreased to $1.6 million, with the change in fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of December 31, 2023, the fair value of the Public Warrants decreased to $1.3 million with the change in fair value of derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

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

Other than the Public Warrants and Private Warrants noted above, we also issued a total of 783,129 Trinity Warrants in conjunction with the Loan Agreement in 2021. We utilized the Black-Scholes model to determine the inception date fair value of the Trinity Warrants of approximately $2.7 million which was recorded as part of Debt Issuance Cost. The outstanding Trinity Warrants were subsequently remeasured at each reporting period using the Black-Scholes model until they were exercised, with the change in fair value recorded as a component of other income in the consolidated statements of operations.

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

As of December 31, 2023, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $2.2 million with the change in fair value of the earn-out liabilities recorded in the consolidated statements of operations each reporting period.

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

On June 30, 2022, pursuant to the Forward Warrant Agreement, we issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of our Common Stock vested under the warrant and was immediately exercised by Ampere pursuant to the terms of the warrant. Ampere was required to pay an additional $5.0 million to us no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing had not occurred by the second anniversary of the Forward Warrant Agreement (October 6, 2023), Ampere was not obligated to make the additional payment and we were not obligated to issue the remaining shares underlying the warrants. Ampere’s obligation to make the additional $5.0 million payment has now expired. We filed a registration statement, pursuant to a Registration Rights Agreement with Ampere, registering the resale of the initial 500,000 shares issued under the warrant which was declared effective during the year ended December 31, 2022.

We evaluated the Forward Warrant Agreement as a derivative in accordance with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. We calculated the fair value of the Forward Warrant Agreement by using the Forward Contract Pricing methodology at inception. The fair value of the Forward Warrant Agreement was estimated based on the following key inputs and assumptions 1) Assumed holding period 2) Related risk-free rate and 3) Likelihood of the outcome of the various contingencies specified in the agreement. Based on these inputs and assumptions, we calculated the fair value of the Forward Warrant Agreement to be $2.2 million as of December 31, 2022 and we included the derivative as a forward contract asset in the accompanying consolidated balance sheet as of December 31, 2022.

For the year ended December 31, 2023, we reduced the value of the Forward Warrant Agreement to zero because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired without taking effect.

The change in the fair value of the Forward Warrant Agreement was recorded as part of selling, general and administrative expenses in our consolidated statements of operations each reporting period until it expired.

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

Goodwill Impairment Review

In December 2022, we tested our goodwill for impairment. See Note 8 – Goodwill of our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K for additional information on how the impairment was measured. We have determined that the Company is a single reporting unit. As such, management estimated the fair value of the Company based on its market capitalization as of December 31, 2022, as adjusted for a control premium based on recent market comparable transactions.

Based on our analysis, we determined that the carrying value of the Company (stockholder’s equity) exceeded its fair value. As a result, we recorded a non-tax-deductible goodwill impairment charge of $5.4 million for the year ended December 31, 2022. No goodwill impairment charges were recorded for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.

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

ITEM 8.               CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RIGETTI COMPUTING, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Rigetti Computing, Inc.

Berkeley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rigetti Computing, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Spokane, Washington

March 14, 2024

RIGETTI COMPUTING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,392	$57,888
Available-for-sale investments	78,537	84,923
Accounts receivable	5,029	6,235
Prepaid expenses and other current assets	2,709	2,450
Forward contract—assets	—	2,229
Deferred offering costs	—	742
Total current assets	107,667	154,467
Property and equipment, net	44,483	39,530
Operating lease right-of-use assets	7,634	9,316
Other assets	129	129
Total assets	$159,913	$203,442

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,772	$1,938
Accrued expenses and other current liabilities	8,563	8,205
Deferred revenue	343	961
Current portion of debt	12,164	8,303
Current portion of operating lease liabilities	2,210	2,345
Total current liabilities	29,052	21,752
Debt, less current portion	9,894	20,635
Operating lease liabilities, less current portion	6,297	7,858
Derivative warrant liabilities	2,927	1,767
Earn-out liabilities	2,155	1,206
Total liabilities	50,325	53,218
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 147,066,336 shares issued and outstanding at December 31, 2023 and 125,257,233 shares issued and outstanding at December 31, 2022	14	12
Additional paid-in capital	463,089	429,025
Accumulated other comprehensive income (loss)	244	(161)
Accumulated deficit	(353,759)	(278,652)
Total stockholders’ equity	109,588	150,224
Total liabilities and stockholders’ equity	$159,913	$203,442

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year Ended December 31,
	2023	2022
Revenue	$12,008	$13,102
Cost of revenue	2,800	2,873
Total gross profit	9,208	10,229
Operating expenses:
Research and development	52,768	59,952
Selling, general and administrative	27,744	53,980
Goodwill impairment	—	5,377
Restructuring	991	—
Total operating expenses	81,503	119,309
Loss from operations	(72,295)	(109,080)
Other income (expense), net
Interest expense	(5,779)	(5,286)
Interest income	5,076	2,433
Change in fair value of derivative warrant liabilities	(1,160)	22,132
Change in fair value of earn-out liabilities	(949)	19,207
Transaction costs	—	(927)
Total other (expense) income, net	(2,812)	37,559
Net loss before provision for income taxes	(75,107)	(71,521)
Provision for income taxes	—	—
Net loss	$(75,107)	$(71,521)
Net loss per share attributable to common stockholders - basic and diluted	$(0.57)	$(0.70)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	131,977	102,301

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(75,107)	$(71,521)
Other comprehensive income (loss):
Foreign currency translation adjustments	80	101
Unrealized gains (losses) on available-for-sale debt securities	325	(314)
Total other comprehensive income (loss) before income taxes	405	(213)
Income taxes	—	—
Total other comprehensive income (loss) after income taxes	405	(213)
Total comprehensive loss	$(74,702)	$(71,734)

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

						Accumulated		Total
	Redeemable Convertible				Additional	Other		Stockholders’
	Preferred Stock*		Common Stock*		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balance at December 31, 2021	77,697	$81,253	18,221	$2	$135,549	$52	$(207,131)	$(71,528)
Issuance of common stock upon conversion of legacy Series C and Series C‑1 preferred stock in connection with the Business Combination (Note 3)	(77,697)	(81,253)	57,380	6	81,517	—	—	81,523
Issuance of common stock upon exercise of stock options	—	—	2,768	—	1,020	—	—	1,020
Issuance of common stock upon exercise of common stock warrants	—	—	4,819	—	5,048	—	—	5,048
Issuance of common stock through Business Combination and PIPE financing, net of transaction costs and derivative liabilities	—	—	34,851	3	159,535	—	—	159,538
Issuance of common stock upon release of RSUs	—	—	7,047	1	(1)	—	—	—
Reclassification of loan and security agreement warrants to equity	—	—	—	—	6,370	—	—	6,370
Settlement of the first tranche of forward contract	—	—	—	—	(3,305)	—	—	(3,305)
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(1,520)	—	—	(1,520)
Issuance of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	—	—	171	—	—	—	—	—
Stock-based compensation	—	—	—	—	44,812	—	—	44,812
Foreign currency translation gain	—	—	—	—	—	101	—	101
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(314)	—	(314)
Net loss	—	—	—	—	—	—	(71,521)	(71,521)
Balance, December 31, 2022	—	—	125,257	12	429,025	(161)	(278,652)	150,224
Issuance of common stock upon exercise of stock options	—	—	4,046	—	1,121	—	—	1,121
Issuance of common stock upon exercise of common stock warrants	—	—	479	—	5	—	—	5
Issuance of common stock upon release of RSUs	—	—	3,863	—	—	—	—	—
Proceeds from sale of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	—	—	13,421	2	20,542	—	—	20,544
Capitalization of deferred costs to equity upon share issuance	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	12,409	—	—	12,409
Foreign currency translation gain	—	—	—	—	—	80	—	80
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	325	—	325
Net loss	—	—	—	—	—	—	(75,107)	(75,107)
Balance, December 31, 2023	—	$—	147,066	$14	$463,089	$244	$(353,759)	$109,588
*

Shares of legacy Redeemable Convertible Series C Preferred Stock, Redeemable Convertible Series C-1 Preferred Stock, legacy Class A Common Stock, and legacy Class B Common Stock have been retroactively restated to give effect to the Business Combination.

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(75,107)	$(71,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,426	7,017
Stock-based compensation	12,409	44,812
Change in fair value of earn-out liabilities	949	(19,207)
Change in fair value of derivative warrant liabilities	1,160	(22,132)
Change in fair value of forward contract	2,229	(5,764)
Impairment of deferred offering costs	836	—
Accretion of available-for-sale securities	(3,121)	(949)
Amortization of debt issuance costs, commitment fees and accretion of debt end-of-term liabilities	1,453	1,468
Non-cash lease expense	1,682	537
Goodwill impairment	—	5,377
Changes in operating assets and liabilities:
Accounts receivable	1,206	(4,692)
Prepaid expenses, other current assets and other assets	(259)	(1,065)
Deferred revenue	(618)	(24)
Accounts payable	895	(707)
Accrued expenses and operating lease liabilities	(1,719)	4,456
Other liabilities	—	(295)
Net cash used in operating activities	(50,579)	(62,689)
Cash flows from investing activities:
Purchases of property and equipment	(9,059)	(22,737)
Purchases of available-for-sale securities	(109,252)	(84,287)
Maturities of available-for-sale securities	119,084	—
Net cash provided by (used in) investing activities	773	(107,024)
Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs paid	—	225,604
Transaction costs paid directly by Rigetti	—	(18,842)
Proceeds from issuance of notes payable	—	5,000
Payments of principal of notes payable	(8,333)	(1,291)
Payments of debt issuance costs	—	(85)
Payment of loan and security agreement exit fees	—	(1,000)
Payments of offering costs	(107)	—
Proceeds from sale of common stock through Common Stock Purchase Agreement	20,544	—
Proceeds from issuance of common stock upon exercise of stock options and warrants	1,126	6,068
Net cash provided by financing activities	13,230	215,454
Effects of exchange rate changes on cash and cash equivalents	80	101
Net (decrease) increase in cash and cash equivalents	(36,496)	45,842
Cash and cash equivalents – beginning of period	57,888	12,046
Cash and cash equivalents – end of period	$21,392	$57,888
Supplemental disclosures of other cash flow information:
Cash paid for interest	$4,340	$3,819
Non-cash investing and financing activities:
Initial fair value of earn-out liability acquired in merger	—	20,413
Initial fair value of private placement and public warrant liability acquired in merger	—	22,932
Reclassification of loan and security agreement warrants to equity	—	6,370
Settlement of the first tranche of forward contract	—	3,305
Capitalization of deferred costs to equity upon share issuance	13	1,520
Purchases of property and equipment recorded in accounts payable	3,612	673
Purchases of property and equipment recorded in accrued expenses	1,019	639
Unrealized Gain (Loss) on short term investments	325	(314)
Right-of-use assets recorded on adoption of ASU 2016‑02	—	6,270
Operating lease liabilities recorded on adoption of ASU 2016‑02	—	6,620
Lease liabilities arising from obtaining right-of-use assets	—	4,892

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Rigetti Computing, Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”), builds quantum computers and the superconducting quantum processors that power them. The Company markets a 9-qubit quantum processing unit (QPU) under the Novera™ QPU trade name. Through the Company’s Quantum Computing as a Service (“QCaaS”) platform, the Company’s machines can be integrated into any public, private or hybrid cloud.

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

The determination was primarily based on the following facts:

●	Former Legacy Rigetti stockholders have a controlling voting interest in the Company;
●	The Company’s board of directors as of immediately after the closing is comprised of eight board members, six seats occupied by previous Rigetti board members and one seat being occupied by a previous Supernova representative. The eighth seat at the time was filled by an individual who did not have ties to either Rigetti or Supernova pre–Business Combination; and
●	Legacy Rigetti management continued to hold executive management roles for the post-combination company and be responsible for the day-to-day operations.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rigetti issuing stock for the net assets of SNII, accompanied by a recapitalization. The primary asset acquired from SNII was cash that was assumed at historical costs. Separately, the Company also assumed warrants that were deemed to be derivatives and meet liability classification subject to fair value adjustment measurements upon closing of the Business Combination (the “Closing”). No goodwill or other intangible assets were recorded because of the Business Combination.

While SNII was the legal acquirer in the Business Combination because Legacy Rigetti was deemed the accounting acquirer, the historical financial statements of Legacy Rigetti became the historical financial statements of the combined company, upon the consummation of the Business Combination.

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

The equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s Common Stock, issued to Legacy Rigetti shareholders and Legacy Rigetti convertible preferred shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Rigetti redeemable convertible preferred stock and Legacy Rigetti Common Stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

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

Based on the Company’s forecasts, the Company believes that its existing cash and cash equivalents and available for sale investments should be sufficient to meet its anticipated operating cash needs for at least the next 12 months from the issuance date of these financial statements based on the Company’s current business plan and expectations and assumptions considering current macroeconomic conditions.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Emerging Growth Company

Following the Business Combination, the Company qualifies as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company intends to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the fair value of share-based awards,  the fair value of derivative warrant liabilities, the fair value of Sponsor Vesting Shares issued in connection with the Business Combination (See Note 3), accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

Segments

Operating segments are defined as components of an entity for which discrete financial information is available and that information is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The Company’s CODM allocates resources and assesses financial performance based upon discrete financial information presented on a consolidated basis. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. As such, the Company has determined that it operates in one operating and reportable segment.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies (UK pounds sterling, Australian dollar and Canadian dollar), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect at each period end. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other income (expense), net in the consolidated statements of operations and have not been material for all periods presented.

Comprehensive Loss

Comprehensive loss consists of two components including net loss and total other comprehensive income (loss) after taxes. The Company’s total other comprehensive income (loss) consists of foreign currency translation adjustments that result from consolidation of its foreign subsidiaries and unrealized gain or loss on available-for-sale securities.

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts and money market accounts. Cash and cash equivalent balances, at times, may exceed federally insured limits. Cash equivalents are stated at fair value.

Investments

The Company determines the classification of its investment securities at the time of purchase. All investments in fixed income securities with remaining maturities at the date of purchase of more than three months are presently classified as available-for-sale and may be sold in response to changes in interest rates, prepayment risk or other market factors. Investments classified as available for sale are recorded at fair value in the consolidated balance sheets and are classified as short-term or long-term assets based on their maturity date and expectations regarding sales. Fair values are primarily determined using quoted market prices or valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

Unrealized gains and losses on available for sale investments are included as a separate component of accumulated other comprehensive income (loss), until realized. The Company evaluates its investments to assess whether those in an unrealized loss position are other than temporarily impaired. Impairments are considered other than temporary if they are related to a deterioration in credit risk or if it is likely the Company will sell the securities before recovery of the amortized cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations. See Note 5 for further information regarding fair value.

Interest income and dividends are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using the effective interest method.

Accounts Receivable

Accounts receivable are recorded at invoice value, net of allowance for credit losses. Unbilled receivables are included in accounts receivable and include amounts that were invoiced subsequent to the period end for which revenue was recognized in advance of the right to invoice. Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collections consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses. The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses. As of December 31, 2023 and December 31, 2022, respectively, the Company does not have any allowances for credit losses.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepaid software, prepaid insurance, other prepaid expenses and other current assets, all of which are expected to be recognized or realized within the next 12 months.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with the Business Combination or issuance of shares under a registration statement filed with the SEC. After consummation of the Business Combination or issuance of shares, costs allocated to equity-classified instruments are recorded as a reduction to additional paid-in capital. The Company expenses costs allocated to liability-classified instruments.

The Company incurred $2.3 million of offering costs for the year ended December 31, 2022, which were related to filing new registration statements with the SEC after the close of the Business Combination. These costs were incremental to those disclosed in Note 3. Included in this amount were $0.7 million of offering costs which were deferred as of December 31, 2022, relating to the Purchase Agreement described in Note 14.  The Company was not able to sell common stock under the Purchase Agreement for an extended period in early 2023 while its share price was trading below $1.00 per share. As a result, the Company recognized $0.8 million of impairment charges in 2023 for previously deferred offering costs, primarily related to the Purchase Agreement, which were recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets.

Furniture and information technology hardware (IT Hardware)	3 years
Process Equipment	7 years
Quantum computing fridges	3-10 years
Leasehold and other improvements	Shorter of the lease-term or estimated useful-life

Expenditures for repairs and maintenance are expensed as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in other income (expense), net in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, which consist of property and equipment and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (asset group) may not be recoverable. When such events or changes in circumstances occur, the Company performs an undiscounted cash flow analysis to determine if an impairment exists and, if so, an impairment loss would be recorded based on the excess of the carrying amount of the asset (asset group) over its fair value.

During the years ended December 31, 2023 and December 31, 2022, respectively, the Company determined there were triggering events related to share price declines or expected near term losses and an undiscounted cash flow analysis was performed. Based on the results of this analysis, the Company’s long-lived assets were not impaired and no impairment charges were recorded.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement.

The Company generally uses an incremental borrowing rate estimated based on the information available at the lease commencement date to determine the present value of lease payments unless the implicit rate is readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component for office leases. Lease and non-lease components for all other leases are generally accounted for separately. Additionally, the Company does not record leases on the balance sheet that, at the lease commencement date, have a lease term of 12 months or less.

Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion in the accompanying consolidated balance sheets.

Goodwill

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

The Company determined a triggering event existed in the fourth quarter of 2022 resulting from the sustained decline in the Company’s stock price. A quantitative impairment test was performed and as a result, the Company recognized a $5.4 million goodwill impairment charge for the year ended December 31, 2022. The Company’s goodwill was fully written-off as of December 31, 2022.

Deferred Financing Costs

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

Public and Private Warrants

At the Closing Date of the Business Combination, SNII had 4,450,000 Private Warrants and 8,625,000 Public Warrants outstanding. Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustments, and will expire five years after the Business Combination or earlier upon redemption or liquidation.

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

The Public Warrants also fail to meet the indexation guidance in Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), and are accounted for as liabilities because they include a provision whereby if there is not an effective registration statement, the warrant holders have a cap of 0.361 shares of Common Stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise. Subsequent to the separate listing and trading of the Public Warrants, their fair value has been measured based on the observable listed trading prices for such warrants.

See Notes 5 and 11 for further information regarding the fair value of the Public and Private Warrants.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 815, at the initial recognition date.

Other than the Public and Private Warrants noted above, the Company also issued warrants to Trinity Capital which were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. The fair value of the warrant liabilities issued were initially measured using the Black- Scholes model and are subsequently remeasured at each reporting period with changes recorded as a component of other income (expense), net in the consolidated statements of operations. During the year ended December 31, 2022 these warrants were exercised and are no longer outstanding.

Earn-Out Liabilities

At the closing of the Business Combination, the Sponsor subjected the Sponsor Vesting Shares to forfeiture and vesting conditions as of the Closing Date, with vesting occurring only if thresholds related to the weighted average price of Common Stock are met for the duration of various specified consecutive day trading periods during the five-year period following the Closing as described in Note 3 (the “Earn-Out Triggering Events”). Any such shares held by the Sponsor that remain unvested after the fifth anniversary of the Closing will be forfeited.

These Sponsor Vesting Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the Common Stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing Date was estimated using a Monte Carlo simulation model. The earn-out liabilities are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.  As of December 31, 2023, the Earn-Out Triggering Events were not achieved for any of the tranches of Sponsor Vesting Shares. See Note 12 for further information regarding the earn-out liabilities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers and accounts for certain contract costs in accordance with ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers.

The Company recognizes revenue from contracts with customers by applying the following five-step model:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the performance obligations in the contract
●	Recognize revenue when (or as) performance obligations are satisfied

The Company generates revenue through its Quantum Computing as a Service (“QCaaS”), sales of QPUs and custom computing components, and development contracts and other services.

Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to (“QCaaS”) is recognized over time as access to the systems is provided on a ratable basis over the subscription term, which can range from six months to two years. This time-based input measure of progress provides a faithful depiction of the transfer of the services because the benefits the customer obtains generally equals the benefit from its access to the systems throughout the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. The Company believes this output method provides a faithful depiction of the transfer of the services because the customer has purchased a specified quantity of hours of usage that diminishes each time an hour is expended and therefore each hour of access to the systems is considered a discrete delivery of underlying services in these arrangements.

Revenue related to the sale of QPUs, including Novera™, and custom quantum computing components is recognized at a point in time when obligations under the terms of the contract with our customer are satisfied, generally with the transfer of control upon shipment for sales of QPUs, and upon customer acceptance for sales of custom quantum computing components.

Development contracts are generally multi-year, non-recurring arrangements in which the Company provides professional services regarding practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications that will provide commercial value to the customer in areas of business interest. Development contracts are typically fixed fee arrangements invoiced on a milestone basis but may also be invoiced on a time and materials or cost reimbursement basis in certain cases. Revenue related to development contracts and other services is recognized over time based on completed milestones or hours or costs incurred as appropriate. Revenue for partially completed milestones deemed probable of being met is recognized using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the milestone. The Company believes this input measure of progress provides a faithful depiction of the transfer of the services because it closely depicts the Company’s efforts or inputs to the satisfaction of the performance obligation.

When the Company’s contracts with customers contain multiple performance obligations, the transaction price is allocated on a relative standalone selling price basis to each performance obligation. The Company typically determines standalone selling price based on observable selling prices of its products and services. In instances where standalone selling price is not directly observable, standalone selling price is determined using information that may include market conditions and other observable inputs. Standalone selling price is typically established as a range.

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

Cost of Revenue

Cost of revenue consists of direct and indirect costs associated with providing its QCaaS offerings, sales of QPUs and custom computing components, and development contracts and other services. Cost of revenue includes employee related costs, material costs and an allocation of facility costs, depreciation and amortization associated with the delivery of goods and services to customers.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses include compensation, employee benefits, stock-based compensation, outside consultant fees, allocation of facility costs, depreciation and amortization, materials and components purchased for research and development.

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, professional service fees, allocation of facility costs, depreciation and amortization associated with general selling and administrative overhead activities.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and December 31, 2022, respectively, the Company has recorded a full valuation allowance against its deferred tax assets. The Company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

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

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company’s share-based compensation awards are all equity-classified and consist of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”). Most stock options have service vesting conditions ranging from 1 to 5 years. Some stock options include both market-based and service based vesting conditions. Most RSUs granted under the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) have service vesting conditions ranging from 1 to 4 years. Some RSUs granted under the 2022 plan include both market-based and service-based vesting conditions. RSUs granted under the Rigetti & Co., Inc. 2013 Equity Incentive Plan (the “2013 Plan”) have a 4-year service vesting condition and a performance condition linked to the occurrence of a liquidity event defined as a change-in-control event, successful initial public offering, or successful merger with a special purpose acquisition company, which was satisfied at the Closing. RSAs are fully vested on the grant date. The Company occasionally issues awards that might have different vesting conditions.

Compensation expense is based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for awards that have a service only vesting condition. Compensation expense for awards with service and performance and/or market conditions is recognized using a graded vesting method. Compensation expense for RSAs is recognized fully on the grant date. Compensation expenses for awards with a market condition are recognized over the requite service period regardless of whether the market condition is met unless the service requirement is not met. The Company has elected to account for forfeitures of employee stock awards as they occur.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments in the form of U.S government agency bonds and corporate bonds, and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.

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

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses” which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model which will be based on an estimate of current expected credit loss; and (ii) provides for recording credit losses on available-for-sale debt securities through an allowance account. The standard also requires certain incremental disclosures. Subsequently, the FASB issued several ASUs to clarify, improve, or defer the adoption of ASU 2016-13. The Company adopted ASU 2016-13 on January 1, 2023. The Company determined that the adoption of this standard did not result in a material impact to the consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - (Topic 815) (“ASU No. 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU No. 2020-06 is effective for the Company as of January 1, 2024. The Company determined that the adoption of this standard will not result in a material impact on the consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

(3) Business Combination

As discussed in Note 2, on March 2, 2022, the Business Combination was completed. Pursuant to the Company’s certificate of incorporation, as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.0001, of the Company (the “Preferred Stock”). The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.

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

In connection with the execution of the Merger Agreement, SNII entered into a sponsor support agreement (the “Sponsor Support Agreement”) with Supernova Partners II, LLC (the “Sponsor”), Legacy Rigetti and SNII’s directors and officers. Pursuant to the Sponsor Support Agreement, the Sponsor and SNII’s directors and officers (“Sponsor Holders”), among other things, agreed to vote all of their shares of SNII capital stock in favor of the approval of the Business Combination. In addition, pursuant to the Sponsor Support Agreement, (i) 2,479,000 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Common Stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Promote Sponsor Vesting Shares”), and (ii) 580,273 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, the volume weighted average price of Common Stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Sponsor Redemption-Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing will be forfeited (Refer to Note 12 for additional information related to the Earn-Out Liabilities for the Sponsor Vesting Shares).

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

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Business Combination. Legacy Rigetti transaction costs specific and directly attributable to the business combination totaled $20.65 million. These costs were initially capitalized as incurred in deferred offering assets on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ equity while costs associated with the Public Warrants, Private Warrants and the Earnout Liabilities related to the Sponsor Vesting Shares were expensed in the consolidated statements of operations. Of the total transaction costs of $20.65 million, $19.75 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $0.9 million was expensed during the year ended December 31, 2022. Cash transaction costs paid during the year ended December 31, 2022 totaled $16.7 million. Bonuses paid to certain employees related to the business combination during the year ended December 31, 2022 totaled $2.1 million. The amount recorded to additional paid-in-capital was $159.6 million, comprised of $225.6 million net proceeds less $19.8 million of transaction costs, $16.3 million recognized for the Public Warrant liabilities, $9.6 million recognized for the Private Warrant liabilities, and $20.4 million recognized for the Earnout Liabilities related to the Sponsor Vesting Shares.

The number of shares of Common Stock issued immediately following the consummation of the Business Combination was as follows:

Common Stock—SNII Class A, outstanding prior to Business Combination	34,500,000
Less: redemption of SNII Class A ordinary shares	(22,915,538)
Common Stock—SNII Class A ordinary shares	11,584,462
Common Stock—SNII Class B ordinary shares*	8,625,000
Shares issued in PIPE	14,641,244
Business Combination and PIPE shares	34,850,706
Common Stock—Legacy Rigetti**	18,221,069
Common Stock—exercise of Legacy Rigetti stock options immediately prior to the closing**	1,123,539
Common Stock—exercise of Legacy Rigetti warrants immediately prior to the closing**	2,234,408
Common Stock—upon conversion of Legacy Rigetti Series C preferred stock**	54,478,261
Common Stock—upon conversion of Legacy Rigetti Series C‑1 preferred stock**	2,902,302
Total shares of Common Stock immediately after Business Combination	113,810,285
*	Includes (i) 2,479,000 shares of “Promote Sponsor Vesting Shares” and (ii) 580,273 shares of “Sponsor Redemption-Based Vesting Shares”

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

(4) Investments

All investments in fixed income securities are classified as available-for-sale in the consolidated balance sheets. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities at December 31, 2023 and December 31, 2022, respectively, are presented in the tables below (in thousands):

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$45,252	$18	$—	$45,270
U.S. government agency bonds	7,933	—	(6)	7,927
Corporate bonds	25,341	6	(7)	25,340
Available-for-sale investments – short-term	$78,526	$24	$(13)	$78,537

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$58,514	$—	$(304)	$58,210
Corporate bonds	3,581	—	(10)	3,571
Commercial paper	23,142	—	—	23,142
Available-for-sale investments – short-term	$85,237	$—	$(314)	$84,923

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of December 31, 2023 or December 31, 2022, respectively.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of December 31, 2023 or December 31, 2022, respectively. As of December 31, 2023, there were 8 securities that were in an unrealized loss position with a market value of $28 million, with the largest loss for any single security being inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the years ended December 31, 2023 or December 31, 2022, respectively.

See Note 5 for additional information regarding the fair value of the Company’s investments.

(5) Fair Value Measurements

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities that are measured as of December 31, 2023 and December 31, 2022, respectively (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,681	$—	$—
Short-term investments:
U.S. treasury securities	—	45,270	—
U.S. government agency bonds	—	7,927	—
Corporate bonds	25,340	—	—
Total Assets	$41,021	$53,197	$—
Liabilities
Derivative warrant liability – Public Warrants	$1,323	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,604
Earn-out liabilities	—	—	2,155
Total Liabilities	$1,323	$—	$3,759

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents:
Money Market Funds	$36,346	$—	$—
Short-term investments:
U.S treasury securities	58,210	—	—
Corporate bonds	—	3,571	—
Commercial paper	—	23,142	—
Forward Warrant Agreement	—	—	2,229
Total Assets	$94,556	$26,713	$2,229
Liabilities
Derivative warrant liability – Public Warrants	$699	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,068
Earn-out liabilities	—	—	1,206
Total Liabilities	$699	$—	$2,274

As of December 31, 2023 and December 31, 2022, respectively, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Forward Warrant Agreement, 3) Available-for-sale securities and 4) Earnout liabilities.

The Company also has long-term debt and a line of credit that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values of the long-term debt and line of credit as of December 31, 2023 and December 31, 2022, respectively, represent the original principal amounts borrowed, accretion of final payment fees, less principal payments and unamortized debt issuance costs.

The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. Long-term debt and a line of credit issued by the Company are classified within Level 2. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments. The carrying value of the long-term debt and line of credit approximates its fair value given their maturity and variable interest rates.

All other financial instruments are classified as Level 3 instruments as they all include unobservable inputs. The Private Warrants were initially measured at fair value using a Black Scholes model. As of December 31, 2022, the Company estimated the fair value of the Forward Warrant Agreement using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Forward Warrant Agreement had no value as of December 31, 2023 because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired in October 2023 without taking effect. The fair value of the Earn-out liabilities is estimated using a Monte Carlo simulation model. As of December 31, 2021, the Company recorded a derivative warrant liability for the Trinity Warrants (as defined below) at fair value using a Black-Scholes option model with unobservable inputs including volatility. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s publicly traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. On June 2, 2022, all outstanding Trinity Warrants were exercised into shares of the Company’s Common Stock. The Company has further described the key aspects of the fair value measurements described above in Notes 6, 11 and 12 to the consolidated financial statements.

During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired in October 2023 without taking effect. There were no other changes in fair value measurement techniques during the years ended December 31, 2023 or December 31, 2022. There were no transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023 or December 31, 2022, except that during the year ended December 31, 2023, the derivative liability for 1,177,166 warrants was transferred from Level 3 to Level 1 of the fair value hierarchy because the warrants were converted from Private Warrants to Public Warrants. The transfer had a $0.5 million favorable impact on the Company’s net loss. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the years ended December 31, 2023, and December 31, 2022, respectively, is as follows (in thousands):

	Derivative	Derivative	Forward
	warrant liability -	warrant liability -	Warrant	Earn-out
	Trinity Warrants	Private Warrants	Agreement	Liabilities
Balance – December 31, 2022	$—	$1,068	$(2,229)	$1,206
Change in fair value during the year	—	1,064	2,229	949
Transfer from Private Warrants to Public Warrants during the year	—	(528)	—	—
Balance – December 31, 2023	$—	$1,604	$—	$2,155

Balance – December 31, 2021	$4,355	$—	$230	$—
Initial measurement upon Business Combination March 2, 2022 (Note 3)	—	9,612	—	20,413
Change in fair value during the year	2,015	(8,544)	(5,764)	(19,207)
Extinguishment due to exercise of the warrants	(6,370)	—	3,305	—
Balance – December 31, 2022	$—	$1,068	$(2,229)	$1,206

(6) Forward Warrant Agreement

In connection with the execution of the Merger Agreement in October 2021 (See Note 2), Rigetti entered into a warrant subscription agreement (“Forward Warrant Agreement”) with a strategic partner, Ampere Computing LLC (“Ampere”) for the purchase of a warrant for an aggregate purchase price (including amounts from exercise) of $10.0 million. The Forward Warrant Agreement provided for the issuance of a warrant for the purchase of up to an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.0001. The purchase of the warrant was conditioned upon, among other things, the consummation of the Business Combination and the entry into a collaboration agreement between Rigetti and Ampere. The parties entered into the collaboration agreement in January 2022. Ampere was required to pay $5.0 million to Rigetti no later than the later of (i) the Closing and (ii) June 30, 2022.

On June 30, 2022, pursuant to the Forward Warrant Agreement, the Company issued the warrant to Ampere upon receipt of an aggregate of $5.0 million (including the exercise price), and upon such payment and issuance, 500,000 shares of the Company’s Common Stock vested under the warrant and were immediately exercised by Ampere pursuant to the terms of the warrant. Ampere was required to pay an additional $5.0 million to Rigetti no later than the closing date of the listing of Ampere’s capital stock on a stock exchange, provided that if the listing had not occurred by the second anniversary of the Forward Warrant Agreement (October 2023), Ampere was not obligated to make the additional payment. Ampere’s obligation to make the additional $5.0 million payment has now expired. The Company filed a registration statement, pursuant to a Registration Rights Agreement with Ampere, registering the resale of the initial 500,000 shares issued under the warrant which was declared effective during the year ended December 31, 2022.

The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward Warrant Agreement at inception using the Forward Contract Pricing methodology. The Forward Warrant Agreement was subsequently re-measured at each reporting period using the Forward Contract Pricing methodology with the change in fair value recorded in selling, general and administrative expense in the consolidated statement of operations.

During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired without taking effect. As a result, the Forward Warrant Agreement had no value as of December 31, 2023.

The calculated fair value of the Forward Warrant Agreement as of December 31, 2022 (derivative asset) was $2.2 million. The change in the fair value of the Forward Warrant Agreement during the years ended December 31, 2023 and December 31, 2022 was a loss of $2.2 million and a gain of $5.8 million, respectively.

The following table represents key valuation assumptions for the Forward Warrant Agreement as of December 31, 2022:

Valuation Assumptions	December 31, 2022
Holding period (in years)	0.767
Risk-free rate (%)	4.69%
Probability of the contingency occurring (%)	50%
Underlying value per share	$0.73

(7) Property and Equipment, Net

Property and equipment as of December 31, 2023 and 2022 are composed of the following (in thousands):

	December 31,	December 31,
	2023	2022
Quantum computing fridges	$39,801	$30,218
Process equipment	25,121	23,330
Leasehold improvements	8,372	7,561
IT Hardware	3,245	3,035
Furniture and other assets	1,246	1,246
Total property and equipment	77,785	65,390
Less: Accumulated depreciation and amortization	(33,302)	(25,860)
Property and equipment - net	$44,483	$39,530

As of December 31, 2023 and December 31, 2022, 99.95% and 98.8%, respectively, of the total gross property and equipment was located in the United States, and 0.05%  and 1.2%  respectively, of the total gross property and equipment was located in the United Kingdom. Total depreciation and amortization expense for the years ended December 31, 2023 and December 31, 2022 was $7.4 million and $7.0 million, respectively.

(8) Goodwill

The following table sets forth the change in goodwill for the year ended December 31, 2022 (in thousands):

Balance as of December 31, 2021	$5,377
Goodwill acquired	—
Impairment charge	(5,377)
Balance as of December 31, 2022	$—

During the year ended December 31, 2022, the Company conducted its annual goodwill impairment testing using qualitative and qualitative factors that indicated a possible impairment of goodwill. Under the qualitative assessment, management considered relevant events and circumstances including but not limited to macroeconomic conditions, industry and market considerations, Company performance and events directly affecting the Company. It was noted that the Company experienced a sustained decline in stock price resulting in a triggering event for goodwill impairment. As a result, further quantitative analysis was conducted to determine the extent to which the Company’s carrying value exceeded its fair value as of December 31, 2022. Fair value for the quantitative analysis was based on the Company’s market capitalization adjusted for a control premium determined from market comparable transactions. Based on the quantitative analysis, it was determined that the Company’s fair value was significantly less than its carrying value, resulting in a non-cash goodwill impairment charge of $5.4 million for the year ended December 31, 2022.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Utilities	$2,273	$1,818
Property and other taxes	2,039	1,161
Property and equipment	1,019	639
Payroll and other payroll costs	1,654	781
Subcontractor cost	775	804
Accrued interest	297	314
Professional and subscription fees	220	2,044
Others	286	644
	$8,563	$8,205

(10)  Financing Arrangements

Loan and Security Agreement

In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase shares of Common Stock (the “Initial Trinity Warrants”) which was recorded at fair value using the Black-Scholes model, see Note 11 for the fair value assumptions.

The Loan Agreement contains customary representations, warranties and covenants; however, the Loan Agreement does not include any financial covenants. In May 2021, the Loan Agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “First Loan Agreement Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022 subject to certain conditions. The Company drew the remaining $7.0 million in November 2021. In conjunction with the First Loan Agreement Amendment, the Company cancelled the Initial Trinity Warrants and issued 995,099 (783,129 shares post conversion upon the closing of the Business Combination) warrants to purchase the Common Stock (the “Trinity Warrants”) which was an incremental cost allocated between Tranche A and Tranche B, see Note 11 for further information on the Trinity Warrants.

The First Loan Agreement Amendment was considered a modification for accounting purposes. The Company capitalized $2.8 million of debt issuance costs which consist of incremental costs incurred for the lenders and third-party legal firms as well as the fair value of the warrant issued in conjunction with the term loan.

On October 21, 2021, the Company entered into a second amendment to the Loan Agreement (the “Second Loan Agreement Amendment”), which modified the date requiring the Company to deliver evidence of completion of the PIPE Financing and execution of a definitive merger agreement with a special purpose acquisition company to October 31, 2021.

Under the  Second Loan Agreement Amendment, the maturity date was modified to be the date equal to 48 months from the first payment date of each specific cash advance. Subject to an interest only period of 19 months following each specific cash advance date, the term loan incurs interest at a rate of the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly. The Term Loan Agreement includes certain negative covenants, primarily consisting of restrictions on the Company’s ability to incur indebtedness, pay dividends, execute fundamental change transactions, and other specified actions.

In January 2022, the Loan Agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Loan Agreement Amendment”) which was drawn on January 27, 2022. Subject to an interest only period of 19 months, Tranche C incurs interest at a rate of the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly, until the maturity date of February 1, 2026. Other modifications per the Third Loan Agreement Amendment included an extension of the requirement to raise an additional $75 million of equity until April 1, 2022, and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. The Company met the requirement to raise additional equity of $75 million through the Business Combination mentioned in Note 3. The Company paid an exit fee of $1.0 million which is 20% of the Tranche C amount upon the consummation of the Business Combination. The exit fee was capitalized as a debt issuance cost and is amortized using the effective interest method over the life of Tranche C. The exit fee was not applicable to Tranche A or Tranche B. In conjunction with the Third Loan Agreement Amendment, the Company also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities.

In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest rate for all tranches of the debt was approximately 22.5% and 19.7% as of December 31, 2023 and December 31, 2022, respectively.

Long term debt and the unamortized discount balances are as follows (in thousands):

	December 31, 2023	December 31, 2022
Outstanding principal amount	$22,376	$30,709
Add: accreted liability of final payment fee	673	407
Less: unamortized debt discount, long-term	(224)	(990)
Less: current portion of long-term debt principal	(12,931)	(9,491)
Debt – net of current portion	$9,894	$20,635
Current portion of long-term debt – principal	12,931	9,491
Less: current portion of unamortized debt discount	(767)	(1,188)
Debt – current portion	$12,164	$8,303

During the years ended December 31, 2023 and December 31, 2022, the Company recorded interest expense of $5.8 million and $5.3 million, respectively, which includes accretion of the end of term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $1.5 million each year.

The unamortized debt discount as of December 31, 2023 and December 31, 2022 of $1.0 million and $2.2 million, respectively, is offset against the carrying value of the term loan in the consolidated balance sheets.

Scheduled principal payments on total outstanding debt are as follows:

December 31, 2023
2024	$12,931
2025	9,047
2026	398
$22,376

(11) Warrants

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the number and corresponding strike price of Rigetti warrants outstanding prior to March 2, 2022, the date of the Business Combination, to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

Liability Classified Warrants

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of December 31, 2023, there were 9,802,138 Public Warrants issued and outstanding (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants as of December 31, 2023 and December 31, 2022 was $1.3 million and $0.7 million, respectively. The change in the fair value of the Public Warrants included in the consolidated statement of operations during the years ended December 31, 2023 and December 31, 2022 was a loss of $0.6 million and a gain of $15.6 million, respectively.

Private Warrants

The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company as of December 31, 2023. The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black- Scholes option-pricing model, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of December 31, 2023 and December 31, 2022 was $1.6 million and $1.1 million, respectively. The change in the fair value of the Private Warrants included in the consolidated statements of operations during the years ended December 31, 2023 and December 31, 2022 was a loss of $0.5 million and a gain of $8.5 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at December 31, 2023, December 31, 2022 and March 2, 2022 (initial recognition date) are as follows:

Valuation Assumptions	December 31, 2023	December 31, 2022	March 2, 2022
Stock Price	$0.98	$0.73	$9.43
Strike Price	$11.50	$11.50	$11.50
Volatility (annual) (%)	144.50%	109.26%	30.66%
Risk-free rate (%)	4.00%	4.04%	1.74%
Estimated time to expiration (years)	3.17	4.17	5.00
Dividend yield (%)	—	—	—

During the year ended December 31, 2023, 1,177,166 Private Warrants were converted to Public Warrants due to certain transfers from the initial purchasers to other holders.

Trinity Warrants

The Initial Trinity Warrants were issued in March of 2021 for the purchase of 313,252 shares of common stock, and additional warrants to purchase 469,877 shares of common stock were issued in connection with the Tranche B Amendment, see Note 10. Therefore, there were a total of 783,129 Trinity Warrants issued in conjunction with the Loan Agreement in 2021. The Trinity Warrants were classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”. The Company utilized a Black-Scholes model to determine the grant date fair value of the Trinity Warrants of approximately $2.7 million which was recorded as a debt issuance cost. The outstanding Trinity Warrants were subsequently re-measured at each reporting period using the Black-Scholes model with changes recorded as a component of other income in the consolidated statement of operations. The liability related to the Trinity Warrants was $6.4 million as of June 2, 2022, at which time all 783,129 Trinity Warrants were exercised and the fair value of the warrant liability was reclassified to equity.

The change in the fair value of the Trinity Warrants included in the consolidated statements of operations during the year ended December 31, 2022 was a loss of $2.0 million. No loss was recognized in 2023.

Significant inputs into the Black-Scholes model used to value the Trinity Warrant liabilities at June 2, 2022, the exercise date, are as follows:

Valuation Assumptions	June 2, 2022
Stock Price	$8.23
Strike Price	$0.27
Volatility (annual) (%)	105.10%
Risk-free rate (%)	2.94%
Estimated time to expiration (years)	9.00
Dividend yield (%)	—

Equity Classified Warrants

Series C Preferred Stock Financing Warrants

Between February 2020 and May 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 54,478,260 shares of its Series C Preferred Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 Warrants to purchase Class A Common Stock to the Series C investors (the “Series C Warrants”). The Series C Warrants have a $0.01 exercise price per share and have a 10-year term to expiration. The Series C Warrants can be exercised for cash or on a cashless basis.

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

Customer Warrant

In February 2020, the Company issued a warrant to purchase 2,680,607 shares of Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrant has an exercise price of  $1.152 per share and has a 10-year term to expiration. The Customer Warrant vests upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrant will become fully vested, dependent on the acquiring party in the change of control transaction. The Customer Warrant can be exercised for cash or on a cashless basis. The Customer Warrant was assumed by the Company in connection with the Business Combination and converted into a warrant to purchase shares of Common Stock.

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of December 31, 2023, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	December 31, 2023	December 31, 2022
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(12) Earn-out Liabilities

The Sponsor subjected the Sponsor Vesting Shares to forfeiture for a five-year period following the Closing of Business Combination, with vesting occurring only if thresholds related to the weighted average price of the Company’s Common Stock are met as described above in Note 3 - Business Combination (the “Earn-Out Triggering Events”). Any such shares held by the Sponsor that have not vested by the fifth anniversary of the Closing will be forfeited.

The aggregate fair value of the Sponsor Vesting Shares on the Closing Date was estimated using a Monte Carlo simulation model and was determined to be $20.4 million at the Closing Date. The Earn-out liabilities are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares as of December 31, 2023 and December 31, 2022 was $2.2 million and $1.2 million, respectively. The change in the fair value of the Earn-out liabilities included in the consolidated statements of operations for years ended December 31, 2023 and December 31, 2022 was a loss of $0.9 million and a gain of $19.2 million, respectively.

Significant inputs into the Monte Carlo simulation models as of December 31, 2023, December 31, 2022 and March 2, 2022, (the date of initial recognition) are as follows:

Valuation Assumptions	December 31, 2023	December 31, 2022	March 2, 2022
Stock price	$0.98	$0.73	$9.43
Simulated trading days	798	1,050	1,198
Annual volatility (%)	144.50%	109.30%	30.50%
Risk-free rate (%)	4.00%	4.04%	1.74%
Estimated time to expiration (in years)	3.17	4.17	5.00

(13) Leases

The Company leases facilities for its fab, lab and office space, and equipment under various lease agreements with terms extending through 2029. Under the terms of the facility leases the Company bears the costs for certain insurance, property taxes and maintenance, and the lease agreements provide for increasing rental payments at fixed intervals.

Components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$2,098	$2,513
Short-term lease cost	727	36
Sub-lease income	(44)	(194)
Total lease cost	$2,781	$2,355

Total cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million for each of the years ended December 31, 2023 and December 31, 2022, respectively. In the year ended December 31, 2023, there were no new operating leases with a lease term greater than 12 months. In the year ended December 31, 2022, operating lease liabilities arising from obtaining operating lease right-of-use assets were $4.9 million.

As of December 31, 2023 and December 31, 2022, the weighted-average remaining lease term is approximately 5.07 years and 5.87 years, respectively, and the weighted-average discount rate is 8.01% and 7.93%, respectively.

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

Maturities of operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2024	$2,288
2025	2,198
2026	1,524
2027	1,566
2028	1,608
Thereafter	1,233
Total operating lease payments	10,417
Less: Imputed interest	(1,910)
Present value of operating lease liabilities	$8,507
Operating lease liabilities, current	$2,210
Operating lease liabilities, noncurrent	6,297
$8,507

(14)  Stockholders’ Equity

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

Common Stock

As discussed in Note 3, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse recapitalization. Pursuant to the certificate of incorporation as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of December 31, 2023 or December 31, 2022.

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

As of December 31, 2023, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock Warrants	16,763,277
Stock-Based Awards—RSUs Outstanding	11,517,422
Stock-Based Awards—Options Outstanding	7,049,290
Total	35,329,989

Common Stock Purchase Agreement

The Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”) on August 11, 2022 pursuant to which the Company was able to issue and sell to B. Riley the lesser of i) $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock or ii) an amount not to exceed 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Purchase Agreement).

In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022, pursuant to which the Company provides B. Riley with registration rights with respect to such Common Stock and pursuant to which the Company filed a registration statement covering the resale of such Common Stock.

Upon the initial satisfaction of the conditions to B. Riley’s purchase obligation set forth in the Purchase Agreement, as of September 14, 2022 (the “Commencement Date”) the Company had the right, but not the obligation, from time to time at the Company’s sole discretion over the 24-month period from and after the Commencement Date, to direct B. Riley to purchase a specified amount of shares not to exceed the lesser of (i) 1,000,000 shares of Common Stock and (ii) 20% of the total aggregate number (or volume) of shares of Common Stock traded on The Nasdaq Capital Market (“Nasdaq”) during the applicable period beginning at the official open (or “commencement”) of the regular trading session on the applicable purchase date for such purchase and ending at such time that the total aggregate volume of shares of common stock traded on Nasdaq reaches the Purchase Share Volume Maximum (as defined below) for such purchase (as applicable) (such period for each purchase, the “Purchase Valuation Period”), provided, that, (i) the closing sale price of the Common Stock on the trading day immediately prior to such Purchase Date (as defined in the Purchase Agreement) is not less than $1.00 and (ii) all shares of Common Stock subject to all prior Purchases (as defined in the Purchase Agreement) and all prior Intraday Purchases (as defined in the Purchase Agreement) by B. Riley under the Purchase Agreement have been received by B. Riley prior to the time the Company delivers a purchase notice to B. Riley. “Purchase Share Volume Maximum” means, with respect to a purchase made pursuant to the Purchase Agreement, the number of shares of Common Stock equal to the quotient obtained by dividing the (i) total number of shares of Common Stock to be purchased by B. Riley in the relevant purchase (the “Purchase Share Amount”), by (ii) 0.20 (subject to certain adjustments).

For the year ended December 31, 2023, the Company received proceeds of $20.5 million, from the issuance and sale of 13,421,082 shares of Common Stock to B. Riley under the Purchase Agreement. From December 31, 2023 through February 15, 2024, the Company received proceeds of $12.8 million, from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement, and there are no remaining shares available for sale under this agreement; the agreement has terminated.

The Company’s share price had traded below $1.00 per share for an extended period in early 2023. As a result, the Company recognized impairment charges during the year ended December 31, 2023 of $0.8 million for previously deferred offering costs primarily related to the Purchase Agreement, which were recorded as selling, general and administrative expense in the accompanying consolidated statement of operations.

(15) Stock-Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Equity Incentive Plan ( the “2013 Plan”) which provided for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Closing Date and Business Combination effective March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan

In connection with the Business Combination (Note 3), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) in February, 2022, which became effective immediately upon the Closing Date. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards (“RSA”), restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2023, there were 19,900,944 shares of common stock reserved for issuance under the 2022 Plan and 4,558,706 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the common stock of all classes outstanding on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2024, the number of shares of common stock reserved for issuance under the “2022 Plan” was increased by 9,120,013 shares.

Stock Options Activity

The following is a summary of stock option activity (intrinsic values in thousands):

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value
Outstanding, December 31, 2022	8,845,903	$0.38	7.20	$3,103
Granted	2,791,100	1.21
Exercised	(4,046,365)	0.27		$2,044
Forfeited and expired	(541,348)	0.27
Outstanding and expected to vest, December 31, 2023	7,049,290	$0.82	8.23	$2,017
Exercisable, December 31, 2023	2,766,376	$0.44	6.63	$1,608

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and December 31, 2022 was $1.03 and $0.81 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023 and December 31, 2022 was $2.0 million and $9.9 million, respectively. The Company received proceeds from stock option exercises of $1.1 million and $1.0 million during the years ended December 31, 2023 and December 31, 2022, respectively.

Stock-based compensation expense related to stock options granted to employees was $1.5 million for each of the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the unrecognized compensation expense related to unvested stock options was $3.5 million, which is expected to be recognized over a weighted-average period of 2.67 years.

Fair Value of Stock Option Grants

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on a blended average of the historical volatility of a peer group of similar public companies and the implied volatility from the Company’s traded warrants. The Company has not been public for a sufficient length of time to derive expected volatility from trading in its common stock. The expected term of stock options granted was calculated using the simplified method, which represents the average of the contractual term and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term.

The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant for the period equivalent to the expected term of the stock option. In determining the exercise prices for stock options granted, the Company’s board of directors has utilized the fair value of the Common Stock as of the grant date.

Before the Business Combination, the fair value of the Common Stock had been determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the Company’s common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others. All of the Company’s outstanding stock options have a time-based vesting condition ranging from 1-5 years, except that 500,000 stock options granted in 2022 have a market-based vesting condition.

The weighted average valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the year ended December 31, 2023, were as follows:

	Time-based	Time-based	Time-based	Time-based
	Stock Option	Stock Option	Stock Option	Stock Option
	Grants	Grants	Grants	Grants
Valuation Assumptions	November 22, 2023	November 15, 2023	August 16, 2023	March 30, 2023
Strike price	$1.05	$1.17	$2.09	$0.60
Annual volatility (%)	122.00%	114.00%	99.00%	119.00%
Risk- free rate (%)	4.45%	4.54%	4.39%	3.63%
Expected term (years)	5.77	6.00	6.03	6.02

RSUs

The following is a summary of RSU activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2022	11,332,591	$4.36
Granted	9,046,029	1.12
Forfeited	(4,998,582)	4.13
Vested	(3,862,616)	3.53
Non-vested at December 31, 2023	11,517,422	$2.20

On March 2, 2022, the performance condition of all then outstanding RSUs was met due to the closing of the Business Combination. As a result, the Company recorded cumulative catch-up compensation expense for the vesting period that was satisfied as of March 2, 2022 and continues amortizing compensation expenses for unvested RSUs over their remaining vesting period.

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s common stock at December 31, 2023 and December 31, 2022 was $11.3 million and $8.3 million, respectively. The aggregate fair value of RSUs that vested during the years ended December 31, 2023 and December 31, 2022 was $5.0 million and $24.6 million, respectively.

Fair Value of RSUs Awards

During the year ended December 31, 2023, the Company issued 5,196,029 time-based RSUs and 3,850,000 market-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The market-based RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards, 50% of the shares vest if the Company’s common stock trades at or above $2.00 per share, and the other 50% of the shares vest if the Company’s common stock trades at above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date.

The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s common stock on the date of grant. The fair value of the Company’s market-based RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for market-based RSUs granted during the year ended December 31, 2023 was $0.56 per RSU.

Significant inputs into the Monte Carlo simulation model used to value market based RSUs granted during the year ended December 31, 2023 were as follows:

Market-based
Valuation Assumptions	RSUs
Stock price	$0.60
Simulated trading days	1,260
Annual volatility (%)	140.50%
Risk- free rate (%)	3.63%
Estimated time to expiration (years)	5.00

Stock-based compensation expense related to RSUs granted to employees was $10.9 million and $43.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the unrecognized compensation expense related to unvested RSUs was $19.6 million which is expected to be recognized over a weighted-average period of 1.79 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$9,442	$14,092
Selling, general and administrative expenses	2,967	30,720
Total stock-based compensation expenses	$12,409	$44,812

(16)  Net Loss Per Share

As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to March 2, 2022 to give effect to the Exchange Ratio used to determine the number of shares of Common Stock into which they were converted.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(75,107)	$(71,521)
Denominator:
Weighted-average shares outstanding - basic and diluted	131,977	102,301
Net loss per share - basic and diluted	$(0.57)	$(0.70)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computations of basic and diluted net loss per share for the years ended December 31, 2023 and 2022, respectively, because the contingencies for the issuance of these shares have not been met. The weighted-average common shares outstanding for the years ended December 31, 2023 and December 31, 2022 include 1,194,069 and 2,541,856 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units, convertible preferred stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Common Stock Warrants (1)	14,450,430	14,444,127
Stock Options	7,049,290	8,845,903
Restricted Stock Units	11,517,422	11,332,591
	33,017,142	34,622,621
(1)	The number of outstanding warrants does not include 1,340,310 Unvested Customer Warrants as of December 31, 2023 and December 31, 2022, respectively.

(17) Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Collaborative research, other professional services and related materials	$9,672	$9,917
Access to quantum computing systems	2,336	3,185
	$12,008	$13,102

	Year Ended December 31,
	2023	2022
Revenue recognized at a point in time	$748	$-
Revenue recognized over time	11,260	13,102
	$12,008	$13,102

Selected consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of December 31, 2023, December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Trade receivables	$2,650	$6,143	$962
Unbilled receivables	$2,379	$92	$581
Deferred revenue	$(343)	$(961)	$(985)

Changes in deferred revenue from contracts with customers were as follows:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$(961)	$(985)
Deferral of revenue	(2,499)	(545)
Recognition of deferred revenue	3,117	569
Total deferred revenue at end of period	$(343)	$(961)

Amounts recognized as revenue from beginning contract liabilities during the years ended December 31. 2023 and December 31, 2022 totaled $0.8 million and $0.6 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.0 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company does not have any capitalized contract fulfillment costs as of December 31, 2023 or December 31, 2022, respectively.

(18)  Concentrations, Significant Customers and Geographic Areas

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments in the form of U.S government agency bonds and corporate bonds, and trade accounts receivable. The Company’s cash and cash equivalents and short- term investments are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Year Ended December 31,
	2023	2022
Customer A	30%	33%
Customer B	17%	18%
Customer C	20%	15%
Customer D	*	14%
Customer E	*	11%
Customer F	11%	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the years ended December 31, 2023 and December 31, 2022, sales to government entities comprised 80.9% and 81.3% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	December 31, 2023	December 31, 2022
Customer A	39%	65%
Customer B	*	13%
Customer C	*	10%
Customer D	12%	*

* Customer accounted for less than 10% of accounts receivable at the respective point in time.

The following table presents a summary of revenue by geography (in thousands):

	Year Ended December 31,
	2023	2022
United States	$11,095	$11,137
Europe	913	1,965
Total revenue	$12,008	$13,102

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.

(19) Income Taxes

Domestic and foreign components of loss before income taxes are as follows:

	Year Ended December 31,
	2023	2022
Domestic	$(71,331)	$(67,677)
Foreign	(3,776)	(3,844)
	$(75,107)	$(71,521)

The Company did not pay any income taxes in the years ended December 31, 2023 or December 31, 2022, respectively. All components of the Company’s current and deferred income tax provisions for the years ended December 31, 2023 and December 31, 2022 were zero.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities as of December 31, 2023 and December 31, 2022, are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$56,529	$61,313
Accruals and reserves	81	160
Stock-based compensation	1,298	5,233
Research and development credits	11	11
Intangible assets	20,155	11,509
Operating lease liability	2,146	2,507
Gross deferred assets	80,220	80,733
Deferred tax liabilities:
ROU asset	(1,926)	(2,289)
Depreciation and amortization	(3,156)	(2,063)
Total deferred tax liabilities	(5,082)	(4,352)
Total net deferred tax assets	75,138	76,381
Valuation allowance	(75,138)	(76,381)
Net deferred tax assets	$—	$—

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses which have not been benefited, write-off of federal and state net operating loss carryforwards and research and development tax credit carryforwards under Internal Revenue Code (IRC) section 382 limitation, stock-based compensation and other permanent differences, during the year ended December 31, 2023.

	Year Ended December 31,
	2023	2022
Component	Rate Impact	Rate Impact
Total pre-tax book income	21%	21%
State and local income taxes	(5)%	11%
Federal IRC section 382 limitation	(10)%	—%
Stock-based compensation	(7)%	—%
Fair market value adjustments	(1)%	14%
Non-deductible executive compensation	—%	(4)%
Goodwill impairment	—%	(2)%
Transaction costs	—%	3%
Other	—%	—%
Change in valuation allowance	2%	(42)%
Total:	—%	—%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance was a decrease of approximately $1.2 million and an increase of $30.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of $225.2 million, of which $218.9 million does not expire; federal research and development tax credits of $2.2 million, which will start to expire in 2044; net operating loss carryforwards for state income tax purposes of $105.7 million, which will start to expire in 2033; and state research and development tax credits of $3.7 million, which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s federal net operating loss carryforwards and research and development  tax credit carryforwards, and other tax attributes are subject to annual limitation because of prior cumulative changes in the Company’s ownership and may be further limited in the future if additional ownership changes occur. Similar rules apply under state tax laws. These ownership changes limit the amount of net operating loss carryforwards and research and development tax credit carryforwards that can be utilized annually to reduce the Company’s federal and state income tax liability, if any. Such annual limitations could result in the expiration of the net operating loss carryforwards and research and development tax credit carryforwards before their utilization. During the year ended December 31, 2023, the Company assessed whether an ownership change, as defined by Section 382, occurred from its formation through December 31, 2022. Based upon this assessment, the Company reduced the gross deferred tax assets related to its federal and state net operating loss carryforwards and federal research and development tax credit carryforwards. For financial statement purposes, the Company previously included the federal and state net operating loss carryforwards and research and development tax credit carryforwards in the deferred tax assets with a full valuation allowance. Due to the valuation allowance, the reduction in the net operating loss carryforwards and research and development tax credit carryforwards did not have an impact on the Company’s net loss for the year ended December 31, 2023.

The Company files U.S. and various state income tax returns as well as foreign income tax returns in Australia, Canada and the United Kingdom with varying statutes of limitations. All tax years from inception in 2013 remain open to examination due to the carryover of unused net operating losses and tax credits.

The Company had unrecognized tax benefits of $5.9 million as of December 31, 2023, all of which are offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There were no interest or penalties accrued as of December 31, 2023.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$4,672	$4,672
Current year increase	3,517	-
Prior year adjustment - (decrease)	(2,328)	-
Ending balance	$5,861	$4,672

(20) Restructuring and severance

In February 2023, the Company announced an updated business strategy, including revisions to the Company’s technology roadmap. In connection with this updated strategy, the Company implemented a workforce reduction to focus the organization and its resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28% of the Company’s then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023 and incurred a restructuring charge of $1.0 million which was paid during the year. Work activities regarding the revised business plan and updated technology roadmap are ongoing.

In addition to the charge for restructuring, the Company also incurred $1.0 million for contractual severance benefits related to executive officers of the Company that were terminated in the year ended December 31, 2023. The remaining balance in the Company’s accrual for contractual severance benefits related to executive officers as of December 31, 2023 of $0.2 million will be paid out monthly through February 2024.

(21) Contingencies

Legal Proceedings

From time to time, the Company is party to litigation and other legal proceedings in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, the Company is not currently a party to any material legal proceedings that, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. The Company accrues loss contingencies when it is both probable that a loss will be incurred and when the amount of the loss or range of loss can be reasonably estimated.

Indemnification Provisions

The Company’s agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers that require the Company, among other things, to indemnify them against certain liabilities that may arise as a result of their affiliation with the Company. The Company has not incurred any costs as a result of such indemnification obligations and has not recorded any liabilities related to such obligations in the consolidated financial statements.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) under the Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

We have added and continue to add additional controls over our year-end and quarter-end close processes, which are still being implemented. We have hired and intend to hire additional accounting resources. The material weakness related to our year-end and quarter-end close processes will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to the material weaknesses and the additional procedures that we performed, management has concluded that the consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP; however, the material weaknesses could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements and certain of the material weaknesses did result in errors in the financial statements and related disclosures as described below for the quarters ended March 31, 2022 and June 30, 2022, which we restated in 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, for Rigetti Computing, Inc. and its subsidiaries (collectively, the Company). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, our management used the criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

Material Weaknesses

As previously disclosed, in connection with the preparation of our unaudited condensed consolidated financial statements for the nine months ended October 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of effective review controls over the accounting for complex financial instruments. Specifically, the controls failed to identify an error in the accounting for complex warrant instruments. The error related to the Company not properly accounting for the liability associated with the warrants to purchase common stock issued to Trinity Capital Inc. that were subsequently cancelled and reissued as new warrants in connection with an amendment to the Loan Agreement.

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

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to complex financial instruments. This material weakness continued to exist as of December 31, 2023 because the controls that were implemented as part of our plan to remediate this material weakness have not been operating for a sufficient period of time to allow management to conclude through testing that the controls are effective.

Additionally, as previously disclosed, in connection with the preparation of the financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, particularly with respect to change management and logical access over IT systems, and a lack of timely review over the financial statement close process. We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of December 31, 2023 due to the reasons described above, including the period of time required to hire and train new employees with the appropriate level of experience and technical expertise, and because the necessary controls to remediate the material weakness have only been partially implemented and have not yet been sufficiently tested.

Remediation Plan

Our remediation plan related to the material weakness over the accounting for complex financial instruments includes:

●	incorporating additional controls and procedures over the review of complex financial instrument valuations as well as technical accounting resources to identify the inventory of complex accounting and financial instruments that require accounting analysis and evaluation;
●	enhancing the precision of review controls over complex financial instruments; and
●	augmenting the review process relating to the valuation analyses performed by the third-party valuation experts and accounting firms that are utilized by the Company.

Our remediation plan related to the material weakness over our overall closing and financial reporting processes includes:

●	hiring sufficient personnel with technical accounting and financial reporting experience to augment our current staff, to achieve appropriate segregation of duties and to improve the effectiveness of our closing and financial reporting processes;
●	addressing the lack of segregation of duties for change management and logical access over IT systems; and
●	implementing improved accounting and financial reporting procedures and systems to improve the completeness, timeliness and accuracy of our financial reporting and disclosures, including the assessment of more judgmental areas of accounting.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

ITEM 9B.           OTHER INFORMATION

Rule 10b5-1 Trading plan

During the quarter ended December 31, 2023, Michael Clifton, a member of our Board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) on November 16, 2023. The plan, which expires on February 13, 2026, provides for the sale of up to 500,000 shares of our common stock.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in our proxy statement for the 2024 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2023, and is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBITS. FINANCIALSTATEMENT SCHEDULES

The Following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Consolidated Financial Statements and Supplementary Data.”

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled the “Consolidated Financial Statements and Supplementary Data.”

(c) Exhibits

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

ITEM 16.           FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022
3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022
3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.1	November 14, 2022
4.1	Specimen Common Stock Certificate.	8-K	001-40140	4.1	March 7, 2022
4.2	Specimen Warrant Certificate.	8-K	001-40140	4.2	March 7, 2022
4.3	Warrant Agreement between American Stock Transfer & Trust Company, LLC and Supernova Partners Acquisition Company II, Ltd., dated March 1, 2021.	8-K	001-40140	4.1	March 4, 2021
4.4	Description of the Registrant’s Securities	10-K	001-40140	4.4	March 27, 2023
10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2022, by and among New Rigetti, the Sponsor and the other holders party thereto.	8-K	001-40140	10.1	March 7, 2022
10.2	Form of Subscription Agreement for PIPE Financing.	8-K	001-40140	10.2	October 6, 2021
10.3	Sponsor Support Agreement, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc., Supernova Partners II LLC and certain other parties thereto.	8-K	001-40140	10.3	October 6, 2021
10.4	Rigetti Holders Support Agreement, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc. and certain other parties thereto.	8-K	001-40140	10.4	October 6, 2021
10.5	Letter Agreement, dated as of March 1, 2021, among Supernova, the Sponsor and Supernova’s officers and directors.	8-K	001-40140	10.1	March 4, 2021

10.6	Loan and Security Agreement dated March 10, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.14	December 20, 2021
10.7	Amendment No. 1 to Trinity Loan and Security Agreement dated May 18, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.15	December 20, 2021
10.8	Amendment No. 2 to Trinity Loan and Security Agreement dated October 21, 2021, by and between Rigetti and Trinity Capital Inc.	S-4/A	333-260692	10.16	December 20, 2021
10.9	Amendment No. 3 to Trinity Loan and Security Agreement dated January 27, 2022, by and between Rigetti & Co. LLC and Trinity Capital Inc.	S-4/A	333-260692	10.17	January 28, 2022
10.10	Guaranty Agreement dated January 27, 2022, by and between Rigetti Holdings, Inc. and Trinity Capital Inc.	S-4/A	333-260692	10.26	January 28, 2022
10.11	Amended and Restated Warrant to Purchase Stock, dated March 9, 2021, issued to Trinity Capital Inc. by Rigetti & Co, Inc.	S-4/A	333-260692	10.19	December 20, 2021
10.12	Manufacturing Agreement dated May 28, 2020, by and between Rigetti and Sparqtron Corporation.	S-4/A	333-260692	10.17	December 20, 2021
10.13#	Rigetti & Co, Inc. 2013 Equity Incentive Plan, as amended.	10-Q	001-40140	10.21	May 16, 2022
10.14#	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.20	January 14, 2022
10.15#	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.21	January 14, 2022
10.16#	Rigetti Computing, Inc. 2022 Equity Incentive Plan.	8-K	001-40140	10.16	March 7, 2022
10.17#	Form of Stock Option Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.17	March 7, 2022
10.18#	Form of RSU Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.18	March 7, 2022
10.19#	Form of Stock Award Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.19	March 7, 2022
10.20#	Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-40140	10.20	March 7, 2022
10.21#	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-40140	10.21	March 7, 2022
10.22#*	Non-Employee Director Compensation Policy.
10.23	Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I, as amended.	S-4/A	333-260692	10.12	December 20, 2021
10.24	Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd., as amended.	S-4/A	333-260692	10.13	December 20, 2021
10.25#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Rick Danis.	S-4/A	333-260692	10.29	February 8, 2022

10.26	Warrant Subscription Agreement, dated as of October 6, 2021, between Rigetti Holdings, Inc. and Ampere Computing LLC.	8-K	001-40140	99.2	July 6, 2022
10.27	Ampere Warrant, dated as of June 30, 2022, issued by Rigetti Computing, Inc.	8-K	001-40140	99.3	July 6, 2022
10.28	Common Stock Purchase Agreement, dated as of August 11, 2022, by and between Rigetti Computing, Inc. and B. Riley Capital II, LLC.	10-Q	001-40140	10.5	August 12, 2022
10.29	Registration Rights Agreement, dated as of August 11, 2022, by and between Rigetti Computing, Inc. and B. Riley Capital II, LLC.	10-Q	001-40140	10.6	August 12, 2022
10.30#	Interim President and Chief Executive Officer Letter Agreement for Rick Danis, dated as of December 1, 2022	8-K/A	001-40140	10.1	December 2, 2022
10.31#	Executive Employment Agreement, dated December 7, 2022, by and between Rigetti Computing, Inc. and Dr. Subodh Kulkarni.	8-K	001-40140	10.1	December 8, 2022
10.32#	Executive Employment Agreement, dated February 9, 2023, by and between Rigetti Computing, Inc. and Jeffrey Bertelsen.	8-K	001-40140	10.1	February 10, 2023
10.33#	Separation Agreement for Chad Rigetti, dated as of February 14, 2023	8-K/A	001-40140	10.1	February 16, 2023
10.34#	Amended and Restated Employment Agreement, dated as of March 2, 2023, between Rigetti Computing, Inc. and David Rivas	POS-AM	333-263798	10.30	April 5, 2023
10.35#	Separation Agreement for Michael Harburn, dated as of February 15, 2023	10-Q	001-40140	10.4	May 11, 2023
10.36#	Separation Agreement for Brian Sereda, dated as of March 28, 2023	10-Q	001-40140	10.5	May 11, 2023
21.1	List of Subsidiaries of Rigetti Computing, Inc.	8-K	001-40140	21.1	March 7, 2022
23.1*	Consent of BDO USA P.C.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGETTI COMPUTING, INC.

Date: March 14, 2024	By:	/s/ Dr. Subodh Kulkarni
Dr. Subodh Kulkarni
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dr. Subodh Kulkarni, Jeffrey Bertelsen and Rick Danis, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her  name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Subodh Kulkarni	Chief Executive Officer and Director	March 14, 2024
Subodh Kulkarni	(Principal Executive Officer)

/s/ Jeffrey Bertelsen	Chief Financial Officer	March 14, 2024
Jeffrey Bertelsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Iannoti	Chair of the Board of Directors	March 14, 2024
Thomas J. Iannoti

/s/ Michael Clifton	Director	March 14, 2024
Michael Clifton

/s/ David Cowan	Director	March 14, 2024
David Cowan

/s/ Alissa Fitzgerald	Director	March 14, 2024
Alissa Fitzgerald

/s/ Ray Johnson	Director	March 14, 2024
Ray Johnson

/s/ Cathy McCarthy	Director	March 14, 2024
Cathy McCarthy

/s/ H. Gail Sandford	Director	March 14, 2024
H. Gail Sandford