Form 10-Q
period 2024-03-31
Rigetti Computing, Inc.
filed 2024-05-09
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, there were 171,919,296 shares of the registrant’s Common Stock, no par value, issued and outstanding.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, and our ability to raise additional capital when needed and on attractive terms,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the success of our partnerships and collaborations,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to maintain compliance with standards relating to the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on, the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to remediate the material weakness in, and establish and maintain, effective internal controls over financial reporting,
●	changes in applicable laws or regulations,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflicts involving Russia and Ukraine and sanctions related thereto and the state of war between Israel and Hamas and the potential for a larger conflict), including inflation and financial and credit market fluctuations,
●	changes in applicable laws or regulations,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base, and
●	macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, on the foregoing.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:

●	We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs until midway through the fourth quarter of 2025, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital by midway through the fourth quarter of 2025 to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use our net operating loss carryforwards and research and development tax credit carryforwards for income tax purposes is subject to annual limitation because of prior cumulative changes in the Company’s ownership, and may be further limited in the future if additional ownership changes occur.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, including any future generations developed to demonstrate narrow quantum advantage, broad quantum advantage, our anticipated release of a 336 qubit system, and our targeted fidelities, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
●	Our systems depend on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.
●	We have identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, and we may identify additional material weaknesses in the future. A material weakness over the accounting for complex financial instruments, which has been remediated, resulted in errors in financial statements for prior periods. If we fail to remediate our remaining material weakness, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
●	We have in the past been out of compliance with the continued listing standards of Nasdaq and we may be unable to maintain compliance with such standards. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	Unstable market and economic conditions, including recent bank failures, have had and may continue to have serious adverse consequences on our business, financial condition and share price.

●	Our warrants, including our public warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”), private placement warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share (“Private Warrants”), and other warrants we have issued, are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
●	Our warrants are exercisable for Common Stock, the exercise of which, or other sales and issuances of Common Stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The Warrants may never be in the money, and they may expire worthless.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2023 materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations, assumptions, and intentions only as of the date of this filing.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,098	$21,392
Available-for-sale investments	67,661	78,537
Accounts receivable	4,706	5,029
Prepaid expenses and other current assets	2,579	2,709
Total current assets	110,044	107,667
Property and equipment, net	44,610	44,483
Operating lease right-of-use assets	7,243	7,634
Other assets	218	129
Total assets	$162,115	$159,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,822	$5,772
Accrued expenses and other current liabilities	5,892	8,563
Deferred revenue	129	343
Current portion of debt	12,814	12,164
Current portion of operating lease liabilities	2,219	2,210
Total current liabilities	24,876	29,052
Debt, less current portion	6,496	9,894
Operating lease liabilities, less current portion	5,880	6,297
Derivative warrant liabilities	5,510	2,927
Earn-out liabilities	3,776	2,155
Total liabilities	46,538	50,325
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 165,310,938 shares issued and outstanding at March 31, 2024 and 147,066,336 shares issued and outstanding at December 31, 2023	16	14
Additional paid-in capital	489,955	463,089
Accumulated other comprehensive income	138	244
Accumulated deficit	(374,532)	(353,759)
Total stockholders’ equity	115,577	109,588
Total liabilities and stockholders’ equity	$162,115	$159,913

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$3,052	$2,201
Cost of revenue	1,552	510
Total gross profit	1,500	1,691
Operating expenses:
Research and development	11,471	13,707
Selling, general and administrative	6,614	9,013
Restructuring	—	991
Total operating expenses	18,085	23,711
Loss from operations	(16,585)	(22,020)
Other (expense) income, net
Interest expense	(1,107)	(1,464)
Interest income	1,123	1,284
Change in fair value of derivative warrant liabilities	(2,583)	(873)
Change in fair value of earn-out liabilities	(1,621)	(281)
Total other (expense) income, net	(4,188)	(1,334)
Net loss before provision for income taxes	(20,773)	(23,354)
Provision for income taxes	—	—
Net loss	$(20,773)	$(23,354)
Net loss per share attributable to common stockholders – basic and diluted	$(0.14)	$(0.19)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	151,855	124,778

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,773)	$(23,354)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(88)	(83)
Unrealized (losses) gains on available-for-sale debt securities	(18)	238
Total other comprehensive (loss) income before income taxes	(106)	155
Income taxes	—	—
Total other comprehensive (loss) income after income taxes	(106)	155
Total comprehensive loss	$(20,879)	$(23,199)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,773)	$(23,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,787	2,089
Stock-based compensation	2,991	1,703
Change in fair value of earn-out liabilities	1,621	281
Change in fair value of derivative warrant liabilities	2,583	873
Change in fair value of forward contract	—	1,100
Impairment of deferred offering costs	—	742
Accretion of available-for-sale securities	(855)	(506)
Amortization of debt issuance costs, commitment fees and accretion of debt end-of-term liabilities	298	391
Non-cash lease expense	391	379
Changes in operating assets and liabilities:
Accounts receivable	323	915
Prepaid expenses, other current assets and other assets	435	693
Deferred revenue	(214)	(402)
Accounts payable	334	(484)
Accrued expenses and operating lease liabilities	(2,060)	32
Net cash used in operating activities	(13,139)	(15,548)
Cash flows from investing activities:
Purchases of property and equipment	(5,493)	(4,804)
Purchases of available-for-sale securities	(27,287)	(38,528)
Maturities of available-for-sale securities	39,000	28,346
Net cash provided by (used in) investing activities	6,220	(14,986)
Cash flows from financing activities:
Payments of principal of notes payable	(3,045)	(1,798)
Proceeds from sale of common stock from sales through Common Stock Purchase Agreement	12,838	—
Proceeds from sale of common stock from sales through At-The-Market (ATM) Offering	11,031	—
Payments of offering costs	(174)	(107)
Proceeds from issuance of common stock upon exercise of stock options and warrants	60	751
Net cash provided by (used in) financing activities	20,710	(1,154)
Effects of exchange rate changes on cash and cash equivalents	(85)	(83)
Net (decrease) increase in cash and cash equivalents	13,706	(31,771)
Cash and cash equivalents – beginning of period	21,392	57,888
Cash and cash equivalents – end of period	$35,098	$26,117
Supplemental disclosures of other cash flow information:
Cash paid for interest	$811	$1,072
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	52	13
Purchases of property and equipment recorded in accounts payable	1,115	210
Purchases of property and equipment recorded in accrued expenses	—	120
Purchases of deferred offering costs in accounts payable	273	—
Unrealized Gain (Loss) on short term investments	(18)	238

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all of SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of Common Stock, par value $0.0001, of the Company (the “Common Stock”) on a one-for-one basis. The SNII Public Warrants and the Private Warrants held by SNII became warrants for Common Stock. The Company’s Common Stock and Public Warrants trade on the Nasdaq Capital Market under the ticker symbols “RGTI” and “RGTIW,” respectively.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other interim periods or future years.

The condensed consolidated balance sheet as of December 31, 2023, included herein, is derived from the audited consolidated financial statements as of that date, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed within the SEC on March 14, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

There were no material changes to the significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 14, 2024.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the fair value of share-based awards, the fair value of derivative warrant liabilities, the fair value of Sponsor Vesting Shares issued in connection with the Business Combination, accrued liabilities and contingencies, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

Macroeconomic Conditions

Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger conflict. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - (Topic 815) (“ASU No. 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU No. 2020-06 was effective for the Company as of January 1, 2024. The Company determined that the adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The ASU is effective for the Company for annual periods beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid.

This ASU is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application is also permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

(3)	Changes in Stockholders’ Equity

Three Months Ended March 31, 2024 and 2023 (in thousands):

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital		Income	Deficit	Equity
Balance, December 31, 2023	147,066	$14		$463,089	$244	$(353,759)	$109,588
Issuance of common stock upon exercise of stock options	219	—		60	—	—	60
Issuance of common stock upon release of restricted stock units	1,323	—		—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B.Riley	10,057	1		12,837	—	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offering	6,646	1		11,030	—	—	11,031
Capitalization of deferred costs to equity upon share issuance	—	—		(52)	—	—	(52)
Stock-based compensation	—	—	—	2,991	—	—	2,991
Foreign currency translation loss	—	—		—	(88)	—	(88)
Change in unrealized loss on available-for-sale securities	—	—		—	(18)	—	(18)
Net loss	—	—		—	—	(20,773)	(20,773)
Balance, March 31, 2024	165,311	$16		$489,955	$138	$(374,532)	$115,577

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	2,860	—	750	—	—	750
Issuance of common stock upon exercise of common stock warrants	127	—	1	—	—	1
Issuance of common stock upon release of restricted stock units	927	—	—	—	—	—
Capitalization of deferred costs to equity upon share issuance	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	1,703	—	—	1,703
Foreign currency translation loss	—	—	—	(83)	—	(83)
Change in unrealized loss on available-for-sale securities	—	—	—	238	—	238
Net loss	—	—	—	—	(23,354)	(23,354)
Balance, March 31, 2023	129,171	$12	$431,466	$(6)	$(302,006)	$129,466

(4)	Investments

All investments in fixed income securities are classified as available-for-sale in the condensed consolidated balance sheets. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive (loss) income and the fair value of the fixed income securities at March 31, 2024 and December 31, 2023 are presented in the tables below (in thousands):

	March 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$58,219	$1	$(9)	$58,211
Corporate bonds	9,449	1	—	9,450
Available-for-sale investments – short-term	$67,668	$2	$(9)	$67,661

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$45,252	$18	$—	$45,270
U.S. government agency bonds	7,933	—	(6)	7,927
Corporate bonds	25,341	6	(7)	25,340
Available-for-sale investments – short-term	$78,526	$24	$(13)	$78,537

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of March 31, 2024 or December 31, 2023, respectively.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of March 31, 2024 or December 31, 2023, respectively. As of March 31, 2024, there were six securities that were in an unrealized loss position with a market value of $43.9 million, with the largest loss for any single security being inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the three months ended March 31, 2024 and 2023, respectively.

See Note 5 for additional information regarding the fair value of the Company’s investments.

(5)	Fair Value Measurements

The Company reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$16,219	$—	$—
Short-term investments:
U.S. treasury securities	—	58,211	—
Corporate bonds	9,450	—	—
Total Assets	$25,669	$58,211	$—
Liabilities
Derivative warrant liability – Public Warrants	$2,401	$—	$—
Derivative warrant liability – Private Warrants	—	—	3,109
Earn-out liabilities	—	—	3,776
Total Liabilities	$2,401	$—	$6,885

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents:
Money Market Funds	$15,681	$—	$—
Short-term investments:
U.S treasury securities	—	45,270	—
U.S. government agency bonds	—	7,927	—
Corporate bonds	25,340	—	—
Total Assets	$41,021	$53,197	$—
Liabilities
Derivative warrant liability – Public Warrants	$1,323	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,604
Earn-out liabilities	—	—	2,155
Total Liabilities	$1,323	$—	$3,759

As of March 31, 2024 and December 31, 2023, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Available-for-sale securities and 3) Earn-out liabilities.

The Company also has long-term debt and a line of credit that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values of the long-term debt and line of credit as of March 31, 2024 and December 31, 2023, respectively, represent the original principal amounts borrowed, accretion of final payments fees, less principal payments and unamortized debt issuance costs.

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

All other financial instruments are classified as Level 3 instruments as they all include unobservable inputs. The Private Warrants are measured at fair value using a Black Scholes model. The Company estimates the volatility of its ordinary share warrants based on the implied volatility from the Company’s publicly traded warrants and from historical volatility of select peer company ordinary shares that matches the expected remaining life of the warrants. The fair value of the Earn-out liabilities is estimated using a Monte Carlo simulation model.

The Company estimated the fair value of a Forward Warrant Agreement that was in place throughout most of 2023 using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. The Forward Warrant Agreement had no value as of December 31, 2023 because the Forward Warrant Agreement expired in October 2023 without taking effect.  See Note 6 for further discussion regarding the Forward Warrant Agreement.

There were no changes in fair value measurement techniques during the three months ended March 31, 2024. The Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% during the nine months ended September 30, 2023 to account for expiration of the Forward Warrant Agreement in October 2023. There were no changes in fair value measurement techniques during the year ended December 31, 2023, other than the change in the estimated probability of occurrence for the Forward Warrant Agreement described above. There were no transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2024 or 2023, respectively. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the three months ended March 31, 2024, and 2023 respectively, is as follows (in thousands):

	Derivative	Forward
	Warrant Liability -	Warrant	Earn-out
	Private Warrants	Agreement	Liabilities
Balance – December 31, 2023	$1,604	$—	$2,155
Change in fair value during the period	1,505	—	1,621
Balance – March 31, 2024	$3,109	$—	$3,776

Balance – December 31, 2022	$1,068	$(2,229)	$1,206
Change in fair value during the period	623	1,100	281
Balance – March 31, 2023	$1,691	$(1,129)	$1,487

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

The Company evaluated the Forward Warrant Agreement as a derivative in conjunction with the guidance of ASC 480, “Distinguishing Liabilities from Equity”. The Company calculated the fair value of the Forward Warrant Agreement at inception using the Forward Contract Pricing methodology. The Forward Warrant Agreement was subsequently re-measured at each reporting period using the Forward Contract Pricing methodology with the change in fair value recorded in selling, general and administrative expense in the condensed consolidated statement of operations.

During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired without taking effect. As a result, the Forward Warrant Agreement had no value as of March 31, 2024 or December 31, 2023.

(7)	Financing Arrangements

Loan and Security Agreement

In March 2021, the Company entered into an agreement (the “Loan Agreement”) with Trinity Capital Inc. (“Trinity”) to secure a debt commitment of $12.0 million (the “Tranche A”) which was drawn at the closing. The term loan is collateralized by a first-priority, senior secured interest in substantially all of the Company’s assets. In conjunction with the Loan Agreement, the Company issued Trinity a warrant to purchase 313,252 shares of Common Stock (the “Initial Trinity Warrants”). These warrants were exercised in 2022.

The Loan Agreement contains customary representations, warranties and covenants; however, the Loan Agreement does not include any financial covenants. In May 2021, the Loan Agreement was modified to increase the overall debt commitment by $15.0 million (the “Tranche B” or the “First Loan Agreement Amendment”) and $8.0 million of the additional commitment was drawn at the closing and the remaining commitment of $7.0 million was available at the Company’s option at any time through March 10, 2022 subject to certain conditions. The Company drew the remaining $7.0 million in November 2021. In conjunction with the First Loan Agreement Amendment, the Company cancelled the Initial Trinity Warrants and issued 783,129 warrants to purchase the Common Stock (the “Trinity Warrants”) which was an incremental cost allocated between Tranche A and Tranche B.

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

In January 2022, the Loan Agreement was modified to increase the overall debt commitment by $5.0 million (the “Tranche C” or the “Third Loan Agreement Amendment”) which was drawn on January 27, 2022. Subject to an interest only period of 19 months, Tranche C incurs interest at a rate of the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly, until the maturity date of February 1, 2026. Other modifications per the Third Loan Agreement Amendment included an extension of the requirement to raise an additional $75 million of equity until April 1, 2022, and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the amendment. The Company met the requirement to raise additional equity of $75 million through the Business Combination mentioned in Note 2 and paid an exit fee of $1.0 million which is 20% of the Tranche C amount. The exit fee was capitalized as a debt issuance cost and is amortized using the effective interest method over the life of Tranche C. The exit fee was not applicable to Tranche A or Tranche B. In conjunction with the Third Loan Agreement Amendment, the Company also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities.

In addition, the Company is required to pay a final payment fee equal to 2.75% of the aggregate amount of all term loan advances. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan. The effective interest rate for all tranches of the debt was approximately 22.5% as of March 31, 2024 and December 31, 2023, respectively.

Long term debt and the unamortized discount balances are as follows (in thousands):

	March 31, 2024	December 31, 2023
Outstanding principal amount	$19,330	$22,376
Add: accreted liability of final payment fee	727	673
Less: unamortized debt discount, long-term	(115)	(224)
Less: current portion of long-term debt principal	(13,446)	(12,931)
Debt – net of current portion	$6,496	$9,894
Current portion of long-term debt – principal	13,446	12,931
Less: current portion of unamortized debt discount	(632)	(767)
Debt – current portion	$12,814	$12,164

During the three months ended March 31, 2024, the Company recorded interest expense of $1.1 million, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.3 million. During the three months ended March 31, 2023, the Company recorded interest expense of $1.5 million, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.2 million, respectively.

The unamortized debt discount as of March 31, 2024, and December 31, 2023 of $0.7 million and $1.0 million, respectively, is offset against the carrying value of the term loan in the condensed consolidated balance sheets.

Scheduled principal payments on total outstanding debt are as follows (in thousands):

March 31, 2024
2024	$9,885
2025	9,047
2026	398
$19,330

(8) Warrants

Prior to the Business Combination, SNII issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants”). Each whole Private Warrant and Public Warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustments, and will expire five years after completion of the Business Combination or earlier upon redemption or liquidation.

Liability Classified Warrants

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of March 31, 2024, there were 9,802,138 Public Warrants issued and outstanding (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants as of March 31, 2024 and December 31, 2023 was $2.4 million and $1.3 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three months ended March 31, 2024 and 2023 was a loss of $1.1 million and $0.3 million, respectively.

Private Warrants

The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company. As of March 31, 2024, there were 3,272,834 Private Warrants issued and outstanding (Refer to Note 5 for fair value measurement).The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black- Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of March 31, 2024 and December 31, 2023 was $3.1 million and $1.6 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023 was a loss of $1.5 million and $0.6 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at March 31, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	March 31, 2024	December 31, 2023
Stock Price	$1.53	$0.98
Strike Price	$11.50	$11.50
Volatility (annual) (%)	159.70%	144.50%
Risk-free rate (%)	4.37%	4.00%
Estimated time to expiration (years)	2.92	3.17
Dividend yield (%)	—	—

Equity Classified Warrants

Series C Preferred Stock Financing Warrants

During 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 54.5 million shares of its Series C Preferred Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 Warrants to purchase Class A Common Stock to the Series C investors (the “Series C Warrants”). The Series C Warrants have a $0.01 per share exercise price and a 10-year term to expiration. The Series C Warrants can be exercised for cash or on a cashless basis. As of March 31, 2024, there were 972,578 Series C Warrants issued and outstanding.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of March 31, 2024, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	March 31, 2024	December 31, 2023
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(9) Earn-out Liabilities

Upon the closing of the Business Combination on March 2, 2022, SNII, Supernova Partners II, LLC and SNII’s directors  and officers (collectively the “Sponsor Holders”) subjected certain shares of Common Stock that they own (the “Sponsor Vesting Shares”) to forfeiture for a five-year period following the closing of the Business Combination, with vesting occurring only if thresholds related to the weighted average price of Common Stock are met as described below (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that have not vested by the fifth anniversary of the closing of the Business Combination will be forfeited.

Sponsor Vesting Shares – Vesting Provisions:

(i)	2,479,000 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the closing of the Business Combination and will only vest if, during the five year period following the closing of the Business Combination, the volume weighted average price of Common Stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Promote Sponsor Vesting Shares”), and
(ii)	580,273 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the closing of the Business Combination and will only vest if, during the five year period following the closing of the Business Combination, the volume weighted average price of Common Stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Sponsor Redemption-Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the closing of the Business Combination will be forfeited.

The Earn-out liabilities are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares as of March 31, 2024 and December 31, 2023 was $3.8 million and $2.2 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three months ended March 31, 2024 and 2023, was a loss of $1.6 million and $0.3 million, respectively.

Significant inputs into the Monte Carlo simulation models as of March 31, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	March 31, 2024	December 31, 2023
Stock price	$1.53	$0.98
Simulated trading days	735	798
Annual volatility (%)	159.70%	144.50%
Risk-free rate (%)	4.37%	4.00%
Estimated time to expiration (in years)	2.92	3.17

(10) Stockholders’ Equity

As of March 31, 2024, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock Warrants	16,763,305
Stock-Based Awards—RSUs Outstanding	10,152,106
Stock-Based Awards—Options Outstanding	7,308,084
Total	34,223,495

At-the-Market Offering Agreement

On March 15, 2024, the Company entered into an At-the-Market (“ATM”) Sales Agreement (the “ATM Agreement”) with  B. Riley Securities, Inc. (“B. Riley”) and Needham & Company, LLC (“Needham”; each of B. Riley and Needham, a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time in its sole discretion, shares of its common stock, having an aggregate offering price of up to $100,000,000, subject to certain limitations as set forth in the ATM Agreement. The Company is not obligated to make any sales under the ATM Agreement.

Any shares offered and sold in the ATM offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. Under the ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agents a commission rate of 2.5% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the three months ended March 31, 2024, the Company raised gross proceeds of $11.3 million pursuant to the ATM offering through the sale of 6,645,982 shares of its common stock at a weighted average price of $1.69 per share. The net proceeds from the ATM offering during the period were $11.0 million after deducting sales agent commissions of $0.3 million and offering expense of less than $0.1 million. As of March 31, 2024, up to $88.7 million of Company common stock remains available for sale pursuant to the ATM offering.

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

During the three months ended March 31, 2024, the Company received proceeds of $12.8 million, from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. As of March 31, 2024, there are no remaining shares available for sale under the Purchase Agreement; the agreement has terminated.

The Company was not able to sell Common Stock under the Purchase Agreement for an extended period in early 2023 while its share price was trading below $1.00 per share. As a result, the Company recognized $0.8 million of impairment charges during the three months ended March 31, 2023 for previously deferred offering costs, primarily related to the Purchase Agreement, which were recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

(11) Share-Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Equity Incentive Plan ( the “2013 Plan”) which provided for the grant of qualified incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Business Combination became effective on March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan

In connection with the Business Combination (Note 2), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2024, there were 27,793,002 shares of common stock reserved for issuance under the 2022 Plan, of which 13,225,115 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of common stock of all classes outstanding on a fully diluted basis on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2024, the number of shares of common stock reserved for issuance under the “2022 Plan” increased by 9,119,816 shares.

Stock Option Activity

The following is a summary of stock option activity during the three months ended March 31, 2024:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value
Outstanding, December 31, 2023	7,049,290	$0.82	8.23	$2,017
Granted	500,000	2.03
Exercised	(219,191)	0.27		$285
Forfeited and expired	(22,015)	0.27
Outstanding and expected to vest, March 31, 2024	7,308,084	$0.92	8.21	$5,047
Exercisable, March 31, 2024	3,036,084	$0.50	6.76	$3,181

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $1.74 and $0.55 per share, respectively. The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $0.3 million and $1.2 million, respectively. The Company received proceeds from stock option exercises of $0.1 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively.

Stock-based compensation expense related to stock options granted to employees was $0.4 million for each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unrecognized compensation expense related to unvested stock options was $4.0 million, which is expected to be recognized over a weighted-average period of 2.69 years.

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

Before the Business Combination, the fair value of the Common Stock had been determined by the board of directors at each award grant date based upon a variety of factors, including the results obtained from an independent third-party valuation, the Company’s financial position and historical financial performance, the status of technological developments within the Company, the composition and ability of the current engineering and management team, an evaluation or benchmark of the Company’s competition, the current business climate in the marketplace, the illiquid nature of the Company’s common stock, arm’s-length sales of the Company’s capital stock, the effect of the rights and preferences of the preferred shareholders, and the prospects of a liquidity event, among others. All of the Company’s outstanding stock options have a time-based vesting condition ranging from 1-5 years, except that 500,000 stock options granted in 2022 have a market-based vesting condition.

The weighted average valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the three months ended March 31, 2024, were as follows:

Time-based
Stock Option
Grants
Valuation Assumptions	March 18, 2024
Strike price	$2.03
Annual volatility (%)	113.00%
Risk- free rate (%)	4.35%
Expected term (years)	6.02

RSUs

The following is a summary of RSU activity during the three months ended March 31, 2024:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	11,517,422	$2.20
Granted	640,730	2.03
Forfeited	(683,416)	2.28
Vested	(1,322,630)	2.57
Non-vested at March 31, 2024	10,152,106	$2.19

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s common stock at March 31, 2024, was $15.5 million. The total fair value of RSUs that vested during the three months ended March 31, 2024 and 2023, based on the closing price of the Company’s common stock on the vesting date, was $2.1 million and $0.7 million, respectively.

Fair Value of RSUs Awards

During the three months ended March 31, 2024, the Company issued 640,730 time-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment.

During the three months ended March 31, 2023, the Company issued 919,545 time-based RSUs and 3,850,000 market-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The market-based RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards, 50% of the shares vest if the Company’s Common Stock trades at or above $2.00 per share, and the other 50% of the shares vest if the Company’s Common Stock trades at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date.

The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s common stock on the date of grant. The fair value of the Company’s market-based RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for RSUs granted in the three months ended March 31, 2024 and 2023 was $2.03 and $0.57 per RSU, respectively.

Stock-based compensation expense related to RSUs granted to employees was $2.6 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unrecognized compensation expense related to unvested RSUs was $17.2 million which is expected to be recognized over a weighted-average period of 1.65 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three months ended March 31, 2024 and 2023, respectively (in thousands):

:

	Three Months Ended March 31,
	2024	2023
Research and development	$1,927	$1,527
Selling, general and administrative expenses	1,064	176
Total stock-based compensation expenses	$2,991	$1,703

(12)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Collaborative research, other professional services and related materials	$2,837	$1,811
Access to quantum computing systems	215	390
	$3,052	$2,201

	Three Months Ended March 31,
	2024	2023
Revenue recognized at a point in time	$-	$-
Revenue recognized over time	3,052	2,201
	$3,052	$2,201

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023	December 31, 2022
Trade receivables	$2,964	$2,650	$6,143
Unbilled receivables	$1,742	$2,379	$92
Deferred revenue	$(129)	$(343)	$(961)

Changes in deferred revenue from contracts with customers were as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$(343)	$(961)
Deferral of revenue	—	—
Recognition of deferred revenue	214	402
Total deferred revenue at end of period	$(129)	$(559)

Amounts recognized as revenue from beginning contract liabilities during the three months ended March 31, 2024 and 2023, totaled $0.2 million and $0.4 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $9.0 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company does not have any capitalized contract fulfillment costs as of March 31, 2024 or December 31, 2023, respectively.

(13) Concentrations, Significant Customers and Geographic Areas

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

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three Months Ended March 31,
	2024	2023
Customer A	17%	51%
Customer B	11%	23%
Customer C	*	18%
Customer D	29%	*
Customer E	27%	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three months ended March 31, 2024 and 2023, sales to government entities comprised 97.4% and 82.1% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	March 31, 2024	December 31, 2023
Customer A	31%	39%
Customer B	22%	*
Customer C	13%	*
Customer D	*	12%
Customer E	17%	*

* Customer accounted for less than 10% of accounts receivable in the respective periods.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$2,159	2,039
Europe	893	162
Total revenue	$3,052	2,201

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.

(14) Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(20,773)	$(23,354)
Denominator:
Weighted-average shares outstanding - basic and diluted	151,855	124,778
Net loss per share - basic and diluted	$(0.14)	$(0.19)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computations of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023, respectively, because the contingencies for the issuance of these shares have not been met. The weighted-average common shares outstanding for the three months ended March 31, 2024 and 2023, respectively, include 972,578 and 1,401,126 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Common Stock Warrants (1)	14,450,417	14,450,445
Stock Options	7,308,084	6,120,084
Restricted Stock Units	10,152,106	11,682,373
	31,910,607	32,252,902
(1)	The number of outstanding warrants does not include unvested Customer Warrants for 1,340,310 shares as of March 31, 2024 and 2023, respectively.

(15)	Income Taxes

The Company did not record income tax expense for the three months ended March 31, 2024 and 2023, respectively, due to the Company’s loss position and full valuation allowance.

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses which have not been benefited and other permanent differences. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The Company has deferred tax assets as a result of temporary differences between the taxable income on its tax returns and GAAP income, R&D tax credit carry forwards and federal and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in the Company’s condensed consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized in the Company’s tax returns. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance.

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

(16)	Restructuring and severance

In February 2023, the Company announced an updated business strategy, including revisions to the Company’s technology roadmap. In connection with this updated strategy, the Company implemented a workforce reduction to focus the organization and its resources on nearer-term strategic priorities. The reduction in the workforce impacted approximately 50 employees or approximately 28% of the Company’s then workforce. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. The Company began implementing activities with respect to the revised business plan, updated technology roadmap and reduction in workforce in February 2023 and incurred a restructuring charge of $1.0 million which was paid in full during 2023. Work activities regarding the revised business plan and updated technology roadmap are ongoing.

In addition to the charge for restructuring, the Company also incurred $1.0 million for contractual severance benefits related to executive officers of the Company that were terminated in the year ended December 31, 2023. The remaining balance in the Company’s accrual for contractual severance benefits related to executive officers as of December 31, 2023 of $0.2 million was paid out monthly through February 2024.

(17)	Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

We have been generating revenue since 2018, primarily through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $20.8 million for the three months ended March 31, 2024. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of March 31, 2024, we had an accumulated deficit of $374.5 million.

We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs until midway through the fourth quarter of 2025, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital by midway through the fourth quarter of 2025, in order to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and there is no assurance that additional financing will be available.

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

Key achievements in 2023 included the launch of the Ankaa 84- qubit Ankaa™-2 system to customers via Rigetti Quantum Cloud Services (QCS). The Ankaa-2 system achieved 98% median 2-qubit fidelity, which represents a 2.5x performance improvement compared to our previous QPUs.

We continue to plan to:

●	Continue working to improve the performance of our QPUs with the goal of reaching at least 99% 2-qubit gate fidelity on an anticipated Ankaa-3 84 qubit system by the end of 2024.
●	If the above target is achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system.

We also plan to continue to pursue sales of Novera™, our first commercially available QPU launched in 2023, which features a 9-qubit chip, tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations.

We believe that this business plan should enable us to concentrate our software application development strategy on what we believe to be the highest likelihood applications for demonstrating nearer term narrow quantum advantage.

In February 2023, the reduction in the workforce impacted approximately 50 employees or 28% of our then workforce. We began implementing activities with respect to the revised business plan and reduction in workforce in February 2023. Affected employees were offered separation benefits, including severance payments and temporary healthcare coverage assistance. We incurred a $1.0 million restructuring charge in the three months ended March 31, 2023, for severance payments and temporary healthcare coverage for affected employees. In addition to the restructuring charge, we also incurred $1.0 million of expenses for contractual severance benefits related to executive officers of the Company that were terminated in the three months ended March 31, 2023.

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent and potential bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger conflict have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in the results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, including the risk factor titled  “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

We have experienced and may experience further increases in the cost of raw materials, component parts, and labor, which we largely attribute to inflation, the U.S. Federal Reserve raising interest rates, high demand, and supply chain restraints. Rising costs and supply chain constraints have been further exacerbated by the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger conflict.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table  sets forth our results of operations for the periods indicated (in thousands):

The following table sets forth our results of operations for the periods indicated (in thousands):
	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue	$3,052	$2,201	$851	39%
Cost of revenue	1,552	510	1,042	204%
Total gross profit	1,500	1,691	(191)	(11)%
Operating expenses:
Research and development	11,471	13,707	(2,236)	(16)%
Selling, general and administrative	6,614	9,013	(2,399)	(27)%
Restructuring	—	991	(991)	NM
Total operating expenses	18,085	23,711	(5,626)	(24)%
Loss from operations	(16,585)	(22,020)	5,435	(25)%
Other (expense) income, net
Interest expense	(1,107)	(1,464)	357	(24)%
Interest income	1,123	1,284	(161)	(13)%
Change in fair value of derivative warrant liabilities	(2,583)	(873)	(1,710)	196%
Change in fair value of earn-out liabilities	(1,621)	(281)	(1,340)	477%
Total other (expense) income, net	(4,188)	(1,334)	(2,854)	214%
Net loss before provision for income taxes	(20,773)	(23,354)	2,581	(11)%
Provision for income taxes	—	—	—
Net loss	$(20,773)	$(23,354)	$2,581

Revenue

Revenue increased by $0.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the delivery of the associated milestones and/or the work performed. The timing and delivery of QPU sales will also vary and impact revenue in any given quarterly or annual period. The increase in revenue during the three months ended March 31, 2024 reflects typical variability in the timing of revenue recognition from development contracts. Revenue from development contracts and QPU sales is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and sales of QPUs.

Cost of Revenue

Cost of revenue increased by $1.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in cost of revenue during the three months ended March 31, 2024 is primarily due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts. During the three months ended March 31, 2024, we entered into a new contract to deliver a 24 qubit quantum computing system with higher costs and a lower gross margin profile than most of our other contracts, contributing to the increase in cost of revenue and lower gross margin percentage for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and development

Research and development expenses decreased by $2.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following factors:

●	Salaries and employee related expenses decreased by $1.6 million, primarily due to our February 2023 restructuring.
●	IT costs decreased by $0.9 million, primarily due to savings from R&D related IT systems rationalization.
●	Cost decreases were partially offset by increases in stock-based compensation of $0.4 million and other expenses. Stock compensation expenses were low during the three months ended March 31, 2023 due to forfeitures resulting from the February 2023 restructuring.

We anticipate that R&D expenditure will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $2.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following factors:

●	Salaries, severance and employee related expenses decreased by $1.7 million, primarily due to our February 2023 restructuring.
●	The three months ended March 31, 2023 included $1.1 million of expense related to the Ampere Forward Agreement which expired in October 2023. The Ampere Forward Agreement had no impact on our results for the three months ended March 31, 2024.

●	Costs primarily related to public company compliance decreased by $1.0 million, because many of these activities are either performed more efficiently or have been brought in-house.
●	Cost decreases were partially offset by increases in stock-based compensation of $0.9 million and other net increases totaling $0.5 million. Stock compensation expenses were low during the three months ended March 31, 2023 due to forfeitures resulting from the February 2023 restructuring.

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

We began implementing activities with respect to our revised business plan, updated technology roadmap and reduction in workforce in February 2023, resulting in a $1.0 million restructuring charge for the three months ended March 31, 2023. No further restructuring charges related to this action are expected.

Other income and (expense), net

Interest expense

Our outstanding debt carries a variable rate of interest. Interest expenses decreased by $0.4 million for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. The reduction in interest expense was due to the lower outstanding balance of principal at March 31, 2024 compared to March 31, 2023, due to principal repayments, offset in part by the impact of increases in the prime interest rate that occurred throughout 2023.

Interest income

Interest income was $1.1 million during the three months ended March 31, 2024, down from $1.3 million during the three months ended March 31, 2023. The decrease in interest income is due to lower balances of invested cash and available-for-sale investments during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, offset in part by higher rates of interest earned on our investments.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three months ended March 31, 2024 and 2023, was a loss of $2.6 million and $0.9 million, respectively. The increase in loss for the three months ended March 31, 2024 was primarily due to the change in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 9 to our condensed consolidated financial statements for the three months ended March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our earn-out liabilities for the three months ended March 31, 2024 and 2023, was a loss of $1.6 million and $0.3 million, respectively. The increase in loss for the three months ended March 31, 2024 was primarily due to the change in our stock price and related share price volatility.

Provision for Income Taxes

We did not record income tax expense during the three months ended March 31, 2024 or 2023 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we have financed our operations primarily through proceeds from the Business Combination (see Note 2 to our condensed consolidated financial statements for the three months ended March 31, 2024), issuance of common stock, preferred stock, warrants, convertible notes, venture backed debt and revenues. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $20.8 million for the three months ended March 31, 2024. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of March 31, 2024, we had an accumulated deficit of $374.5 million.

We received net proceeds of $225.6 million from the closing of the Business Combination on March 2, 2022. During the three months ended March 31, 2024, we received proceeds of $12.8 million, from the sale of 10,056,799 shares of our common stock to B. Riley under a Purchase Agreement which has since terminated, because there are no remaining shares available for sale under the agreement.  On March 15, 2024, we entered into an ATM Sales Agreement pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $100,000,000, subject to certain limitations as set forth in the ATM Sales Agreement. During the three months ended March 31, 2024, we received net proceeds of $11.0 million from the sale of 6,645,982 shares of our common stock under the ATM sales agreement. During the month of April 2024, we received an additional $9.0 million of net proceeds from the sale of 6,320,000 shares of common stock under the ATM sales agreement.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, and to midway through the fourth quarter of 2025, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital by midway through the fourth quarter of 2025 to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel and Hamas and the related risk of a larger conflict.

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

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Furthermore, we currently have on file with the SEC an effective shelf registration statement on Form S-3, which allows us to offer and sell up to an aggregate amount of $250.0 million of any combination of common stock, common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon exercise of warrants from time to time, pursuant to which we have entered into an ATM offering for the sale of up to an aggregate amount of $100 million of common stock from time to time, of which $79.5 million of common stock remains available for sale as of the date hereof.

Loan and Security Agreement

In January 2022, we entered into the Third Amendment to the Loan Agreement with Trinity to increase the debt commitment by $5.0 million to $32.0 million thereunder. The amendment allowed us to draw an additional $5.0 million immediately with an additional $8.0 million to be drawn at the sole discretion of the lender. We drew the additional $5.0 million upon signing the amendment. The Third Amendment also included an extension of the requirement to raise an additional $75.0 million of equity which was satisfied through the Business Combination and a defined exit fee for the additional $5.0 million to be at 20% of the advanced funds under the Third Amendment. In conjunction with the amendment, we also guaranteed payment of all monetary amounts owed and performance of all covenants, obligations and liabilities. As of March 31, 2024, the total principal amount outstanding under the Loan Agreement was $19.3 million. The Loan Agreement is secured by a first-priority security interest in substantially all of our assets.

Our cash commitments as of March 31, 2024 were primarily as follows (in thousands):

	Total	Short-term	Long-term
Financing obligations	$19,330	$13,446	$5,884
Estimated cash interest on financing obligations	3,391	2,138	1,253
Operating lease	9,845	2,297	7,548
	$32,566	$17,881	$14,685

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

Net cash used in operating activities during the three months ended March 31, 2024 was $13.1 million, primarily resulting from our net loss of $20.8 million, partially offset by non-cash expenses totaling $8.8 million. Changes in operating assets and liabilities had a $1.2 million negative impact on net cash used in operating activities during the three months ended March 31, 2024.

Net cash used in operating activities during the three months ended March 31, 2023 was $15.5 million, primarily resulting from our net loss of $23.4 million, partially offset by non-cash expenses totaling $7.1 million. Changes in operating assets and liabilities had a $0.8 million negative impact on net cash used in operating activities during the three months ended March 31, 2023.

Cash used in operating activities was reduced by $2.4 million to $13.1 million during the three months ended March 31, 2024, from $15.5 million for the three months ended March 31, 2023. Our net loss from operations decreased by $2.6 million to $20.8 million for three months ended March 31, 2024. Non-cash charges impacting our net loss from operations increased by $1.7 million to $8.8 million during the three months ended March 31, 2024, from $7.1 million during the three months ended March 31, 2023. Operating assets and liabilities had a $0.4 million negative impact on the change in cash used in operating activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities during the three months ended March 31, 2024 totaled $6.2 million, resulting from $39.0 million of maturities of available-for-sale securities, partially offset by $27.3 million of purchases of available-for-sale securities and $5.5 million of purchases of property and equipment.

Cash used in investing activities during the three months ended March 31, 2023 totaled $15.0 million, resulting from $38.5 million of purchases of available-for-sale securities and $4.8 million of purchases of property and equipment, offset in part by $28.3 million of maturities of available-for-sale securities.

Investments in property and equipment relate primarily to process computing equipment, quantum computing refrigerators, and development tools for our chip fabrication facility.

Net cash provided by investing activities during the three months ended March 31, 2024 increased by $21.2 million when compared to the three months ended March 31, 2023, primarily due to an increase in maturities of available-for-sale securities and decreased purchases of available-for-sale securities.

Cash Flows Provided by (Used in) Financing Activities

Cash provided by financing activities during the three months ended March 31, 2024 totaled $20.7 million. We received net proceeds of $12.8 million from the sale of 10,056,799 shares of common stock to B. Riley through our prior Purchase Agreement and net proceeds of $11.0 million from the sale of 6,645,982 shares of common stock pursuant to our ATM program.  Proceeds from the sale of common stock were offset in part by principal payments of $3.0 million under the Loan Agreement and payments of $0.2 million for deferred offering costs.

Cash used in financing activities during the three months ended March 31, 2023 totaled $1.2 million, reflecting $1.8 million of principal payments under the Loan Agreement and payments of $0.1 million for deferred offering costs, offset in part by proceeds from the exercise of stock options and warrants totaling $0.8 million.

Net cash provided by financing activities during the three months ended March 31, 2024 increased by $21.9 million when compared to the three months ended March 31, 2023, largely due to the sale of common through our prior Purchase Agreement with B. Riley and our ATM program. We expect to satisfy our cash needs primarily through on-hand cash, cash equivalents and available-for-sale investments, the sale of common stock through the ATM Agreement, subject to market and other conditions, and other potential securities financings or capital sources.

Critical Accounting Policies and Significant Judgements and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP.

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

While our significant accounting policies are described in the Notes to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, we believe the following critical accounting policies and estimates are most important to understanding and evaluating our reported financial results.

Public and Private Warrants

Prior to the Business Combination, SNII issued 4,450,000 private placement warrants (“Private Warrants”) and 8,625,000 public warrants (“Public Warrants” and collectively, “Warrants”). As of March 31 2024, there were 13,074,972 Warrants outstanding, consisting of 3,272,834 Private Warrants and 9,802,138 Public Warrants. Each whole warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustments and will expire five years after the Merger or earlier upon redemption or liquidation.

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

Since the Private Warrants meet the definition of a derivative, we recorded the Private Warrants as liabilities in the condensed consolidated balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.

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

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital. As of March 31, 2024, the fair value of the Private Warrants decreased to $3.1 million, with the change in fair value of the derivative warrant liabilities recorded in the condensed consolidated statements of operations each reporting period.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of March 31, 2024, the fair value of the Public Warrants decreased to $2.4 million with the change in fair value of derivative warrant liabilities recorded in the condensed consolidated statements of operations each reporting period.

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

Earn-Out Liabilities

Upon the closing of the Business Combination on March 2, 2022, SNII, Supernova Partners II, LLC and SNII’s directors  and officers (collectively the “Sponsor Holders”) subjected certain shares of Common Stock that it owns (the “Sponsor Vesting Shares”) to forfeiture for a five-year period following the closing of the Business Combination, with vesting occurring only if thresholds related to the weighted average price of Common Stock are met for the duration of various specified consecutive day trading periods following the closing of the Business Combination (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that have not vested by the fifth anniversary of the closing of the Business Combination will be forfeited.

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

As of March 31, 2024, the Earn-Out Triggering Events were not achieved for any of the tranches, and as such, the Company adjusted the carrying amount of the liability to its estimated fair value of $3.8 million with the change in fair value of the earn-out liability recorded in the condensed consolidated statements of operations each reporting period.

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

Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of 18 months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exist. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified. These revisions may impact the overall progress related to transfer of control and therefore result in either increases or decreases in revenues as well as increases or decreases in fulfillment costs and contract margins. In accordance, with ASC No. 250, Accounting Changes and Error Corrections, any changes in estimates are reflected in our condensed consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness described below.

We have added, and continue to add, additional controls over our year-end and quarter-end closing processes, which are still being implemented. We have hired additional accounting resources. The material weakness related to our year-end and quarter-end close processes will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis.

After giving full consideration to the material weakness and the additional procedures that we performed, management has concluded that the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP; however, the material weakness could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim condensed consolidated financial statements.

Material Weakness

As previously disclosed, in connection with the preparation of the financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, particularly with respect to change management and logical access over IT systems, and a lack of timely review over the financial statement close process.

We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of March 31, 2024 due to the reasons described above, including the period of time required to hire and train new employees with the appropriate level of experience and technical expertise, and because the necessary controls to remediate the material weakness have not been fully implemented and sufficiently tested.

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

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. This material weakness will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient length of time and concludes, through testing, that the controls are effective. Until the controls have been operating for a sufficient length of time and management has concluded, through testing, that the controls are operating effectively, the material weakness described above will continue to exist.

Management is monitoring the progress of the remediation plan and reporting regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was due to the fact that at the time we initially identified the material weakness, we did not have sufficient accounting resources and did not have the necessary business processes and related internal controls formally designed and implemented to address the accounting and financial reporting requirements related to complex financial instruments. This material weakness was remediated as of March 31, 2024 and management has concluded, through testing, that the controls are effective.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of material factors that make an investment in our ordinary shares speculative or risky.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1	Sales Agreement, by and among Rigetti Computing, Inc, Needham & Company, LLC and B. Riley Securities, Inc., dated March 15, 2024	8-K	001-40140	1.1	March 15, 2024

10.2*	Non-Employee Director Compensation Policy

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

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

Dated: May 9, 2024