Form 10-Q
period 2024-06-30
Rigetti Computing, Inc.
filed 2024-08-08
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐	TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from         to

Commission File Number (001-40140)

,

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

As of August 5, 2024, there were 191,243,492 shares of the registrant’s Common Stock, no par value, issued and outstanding.

Cautionary Note Regarding Forward-looking Statements

Unless the context requires otherwise, references in this report to “Rigetti”, the “Company”, “we”, “us”, and “our” refer to Rigetti Computing, Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “goal,” “objective,” “design,” “seek,” “target,” “should,” “could,” “will,” “would” or the negative of such terms or other similar expressions.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, and our ability to raise additional capital when needed and on attractive terms,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the success of our partnerships and collaborations,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that have or may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to maintain compliance with standards relating to the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on, the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to remediate the material weakness in, and establish and maintain, effective internal controls over financial reporting,
●	changes in applicable laws or regulations,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflicts involving Russia and Ukraine and sanctions related thereto and the state of war between Israel and Hamas and the potential for a larger conflict), including inflation and financial and credit market fluctuations,
●	changes in applicable laws or regulations,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base, and
●	macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, increases in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures or otherwise, on the foregoing.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:

●	We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs until midway through the first quarter of 2026, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use our net operating loss carryforwards and research and development tax credit carryforwards for income tax purposes is subject to annual limitation because of prior cumulative changes in the Company’s ownership, and may be further limited in the future if additional ownership changes occur.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, systems and offerings, including any future generations developed to potentially demonstrate narrow quantum advantage or broad quantum advantage, and our targeted fidelities, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	There are no assurances that we will be able to successfully commercialize quantum computers from our relationships with cloud providers.
●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
●	Our systems depend on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We and our partners and other third parties on which we rely could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of our partners or third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.
●	We have identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, and we have in the past and may in the future identify additional material weaknesses. A material weakness over the accounting for complex financial instruments, which has been remediated, resulted in errors in financial statements for prior periods. If we fail to remediate our remaining material weakness, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
●	We have in the past been out of compliance with the continued listing standards of Nasdaq and we may be unable to maintain compliance with such standards. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	Unstable market and economic conditions, including recent bank failures, have had and may continue to have serious adverse consequences on our business, financial condition and share price.

●	Our Warrants, including our public Warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”) and private placement Warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share (“Private Warrants”), along with our Sponsor Vesting Shares, are accounted for as liabilities and the changes in value of our Warrants and Sponsor Vesting Shares could have a material effect on our financial results.
●	Our Warrants are exercisable for Common Stock, the exercise of which, or other sales and issuances of Common Stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The Warrants may never be in the money, and they may expire worthless.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,684	$21,392
Available-for-sale investments	79,792	78,537
Accounts receivable	5,232	5,029
Prepaid expenses and other current assets	3,959	2,709
Total current assets	109,667	107,667
Property and equipment, net	45,651	44,483
Operating lease right-of-use assets	6,850	7,634
Other assets	244	129
Total assets	$162,412	$159,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,843	$5,772
Accrued expenses and other current liabilities	7,609	8,563
Deferred revenue	836	343
Current portion of debt	13,042	12,164
Current portion of operating lease liabilities	2,234	2,210
Total current liabilities	25,564	29,052
Debt, less current portion	3,364	9,894
Operating lease liabilities, less current portion	5,455	6,297
Derivative warrant liabilities	3,410	2,927
Earn-out liabilities	2,461	2,155
Total liabilities	40,254	50,325
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 179,596,760 shares issued and outstanding at June 30, 2024 and 147,066,336 shares issued and outstanding at December 31, 2023	17	14
Additional paid-in capital	508,971	463,089
Accumulated other comprehensive income	123	244
Accumulated deficit	(386,953)	(353,759)
Total stockholders’ equity	122,158	109,588
Total liabilities and stockholders’ equity	$162,412	$159,913

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,086	$3,327	$6,138	$5,527
Cost of revenue	1,096	597	2,648	1,106
Total gross profit	1,990	2,730	3,490	4,421
Operating expenses:
Research and development	11,870	13,219	23,341	26,925
Selling, general and administrative	6,205	5,747	12,819	14,761
Restructuring	—	—	—	991
Total operating expenses	18,075	18,966	36,160	42,677
Loss from operations	(16,085)	(16,236)	(32,670)	(38,256)
Other income (expense), net
Interest expense	(969)	(1,574)	(2,076)	(3,038)
Interest income	1,218	1,199	2,341	2,483
Change in fair value of derivative warrant liabilities	2,100	(5)	(483)	(878)
Change in fair value of earn-out liabilities	1,315	(350)	(306)	(631)
Total other income (expense), net	3,664	(730)	(524)	(2,064)
Net loss before provision for income taxes	(12,421)	(16,966)	(33,194)	(40,320)
Provision for income taxes	—	—	—	—
Net loss	$(12,421)	$(16,966)	$(33,194)	$(40,320)
Net loss per share attributable to common stockholders – basic and diluted	$(0.07)	$(0.13)	$(0.21)	$(0.32)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	171,903	128,515	161,705	126,657

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,421)	$(16,966)	$(33,194)	$(40,320)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(17)	4	(105)	(79)
Unrealized gains (losses) on available-for-sale debt securities	2	3	(16)	241
Total other comprehensive (loss) income before income taxes	(15)	7	(121)	162
Income taxes	—	—	—	—
Total other comprehensive (loss) income after income taxes	(15)	7	(121)	162
Total comprehensive loss	$(12,436)	$(16,959)	$(33,315)	$(40,158)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,194)	$(40,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,334	4,249
Stock-based compensation	6,278	5,058
Change in fair value of earn-out liabilities	306	631
Change in fair value of derivative warrant liabilities	483	878
Change in fair value of forward contract	—	1,144
Impairment of deferred offering costs	—	836
Accretion of available-for-sale securities	(1,776)	(1,571)
Amortization of debt issuance costs, commitment fees and accretion of debt end-of-term liabilities	547	682
Non-cash lease expense	784	764
Changes in operating assets and liabilities:
Accounts receivable	(203)	(1,394)
Prepaid expenses, other current assets and other assets	(1,021)	(889)
Deferred revenue	493	(128)
Accounts payable	(1,085)	(1,298)
Accrued expenses and operating lease liabilities	(1,602)	(2,260)
Net cash used in operating activities	(26,656)	(33,618)
Cash flows from investing activities:
Purchases of property and equipment	(7,538)	(5,735)
Purchases of available-for-sale securities	(75,995)	(57,619)
Maturities of available-for-sale securities	76,500	60,589
Net cash used in investing activities	(7,033)	(2,765)
Cash flows from financing activities:
Payments of principal of notes payable	(6,199)	(2,858)
Proceeds from sale of common stock from sales through Common Stock Purchase Agreement	12,838	2,348
Proceeds from sale of common stock from sales through At-The-Market (ATM) Offering	26,833	—
Payments of offering costs	(447)	(107)
Proceeds from issuance of common stock upon exercise of stock options and warrants	68	903
Net cash provided by financing activities	33,093	286
Effects of exchange rate changes on cash and cash equivalents	(112)	(79)
Net decrease in cash and cash equivalents	(708)	(36,176)
Cash and cash equivalents – beginning of period	21,392	57,888
Cash and cash equivalents – end of period	$20,684	$21,712
Supplemental disclosures of other cash flow information:
Cash paid for interest	$1,504	$2,330
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	132	13
Purchases of property and equipment recorded in accounts payable	739	307
Purchases of property and equipment recorded in accrued expenses	849	33
Purchases of deferred offering costs in accounts payable	29	—
Unrealized (Loss) Gain on short term investments	(16)	241

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other interim periods or future years.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures”. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

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

(3)	Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2024 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2024	165,311	$16	$489,955	$138	$(374,532)	$115,577
Issuance of common stock upon exercise of stock options	31	—	8	—	—	8
Issuance of common stock upon release of RSUs	1,478	—	—	—	—	—
Proceeds from sale of common stock through At-The-Market (ATM) Offering	12,777	1	15,801	—	—	15,802
Capitalization of deferred costs to equity upon share issuance	—	—	(80)	—	—	(80)
Stock-based compensation	—	—	3,287	—	—	3,287
Foreign currency translation loss	—	—	—	(17)	—	(17)
Change in unrealized loss on available-for-sale securities	—	—	—	2	—	2
Net loss	—	—	—	—	(12,421)	(12,421)
Balance, June 30, 2024	179,597	$17	$508,971	$123	$(386,953)	$122,158

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	147,066	$14	$463,089	$244	$(353,759)	$109,588
Issuance of common stock upon exercise of stock options	250	—	68	—	—	68
Issuance of common stock upon release of RSUs	2,801	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offering	19,423	2	26,831	—	—	26,833
Capitalization of deferred costs to equity upon share issuance	—	—	(132)	—	—	(132)
Stock-based compensation	—	—	6,278	—	—	6,278
Foreign currency translation loss	—	—	—	(105)	—	(105)
Change in unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(33,194)	(33,194)
Balance, June 30, 2024	179,597	$17	$508,971	$123	$(386,953)	$122,158

Three and Six Months Ended June 30, 2023 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, March 31, 2023	129,171	$12	$431,466	$(6)	$(302,006)	$129,466
Issuance of common stock upon exercise of stock options	564	—	152	—	—	152
Issuance of common stock upon exercise of common stock warrants	16	—	—	—	—	—
Issuance of common stock upon release of RSUs	781	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	1,869	1	2,347	—	—	2,348
Stock-based compensation	—	—	3,355	—	—	3,355
Foreign currency translation gain	—	—	—	4	—	4
Change in unrealized loss on available-for-sale securities	—	—	—	3	—	3
Net loss	—	—	—	—	(16,966)	(16,966)
Balance, June 30, 2023	132,401	$13	$437,320	$1	$(318,972)	$118,362

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	3,424	—	902	—	—	902
Issuance of common stock upon exercise of common stock warrants	143	—	1	—	—	1
Issuance of common stock upon release of RSUs	1,708	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	1,869	1	2,347	—	—	2,348
Capitalization of deferred costs to equity upon share issuance	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	5,058	—	—	5,058
Foreign currency translation loss	—	—	—	(79)	—	(79)
Change in unrealized loss on available-for-sale securities	—	—	—	241	—	241
Net loss	—	—	—	—	(40,320)	(40,320)
Balance, June 30, 2023	132,401	$13	$437,320	$1	$(318,972)	$118,362

(4)	Investments

All investments in fixed income securities are classified as available-for-sale in the condensed consolidated balance sheets. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities at June 30, 2024 and December 31, 2023 are presented in the tables below (in thousands):

	June 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$76,801	$2	$(7)	$76,796
Corporate bonds	2,996	—	—	2,996
Available-for-sale investments – short-term	$79,797	$2	$(7)	$79,792

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$45,252	$18	$—	$45,270
U.S. government agency bonds	7,933	—	(6)	7,927
Corporate bonds	25,341	6	(7)	25,340
Available-for-sale investments – short-term	$78,526	$24	$(13)	$78,537

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of June 30, 2024 or December 31, 2023, respectively.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of June 30, 2024 or December 31, 2023, respectively. As of June 30, 2024, there were 6 securities that were in an unrealized loss position with a market value of $48.5 million, with the largest loss for any single security being inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the three and six months ended June 30, 2024 and 2023, respectively.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,315	$—	$—
Short-term investments:
U.S. treasury securities	—	76,796	—
Corporate bonds	2,996	—	—
Total Assets	$15,311	$76,796	$—
Liabilities:
Derivative warrant liability – Public Warrants	$1,446	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,964
Earn-out liabilities	—	—	2,461
Total Liabilities	$1,446	$—	$4,425

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents:
Money Market Funds	$15,681	$—	$—
Short-term investments:
U.S treasury securities	—	45,270	—
U.S. government agency bonds	—	7,927	—
Corporate bonds	25,340	—	—
Total Assets	$41,021	$53,197	$—
Liabilities:
Derivative warrant liability – Public Warrants	$1,323	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,604
Earn-out liabilities	—	—	2,155
Total Liabilities	$1,323	$—	$3,759

As of June 30, 2024 and December 31, 2023, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Available-for-sale securities and 3) Earn-out liabilities.

The Company also has long-term debt that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values of the long-term debt as of June 30, 2024 and December 31, 2023, respectively, represent the original principal amounts borrowed, accretion of final payments fees, less principal payments and unamortized debt issuance costs.

The fair value of the Public Warrants has been measured based on the observable listed prices for such Warrants, a Level 1 measurement. Long-term debt issued by the Company is classified within Level 2. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments. The carrying value of the long-term debt approximates its fair value given their maturity and variable interest rates.

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

There were no changes in fair value measurement techniques during the three and six months ended June 30, 2024. The Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% during the nine months ended September 30, 2023 to account for expiration of the Forward Warrant Agreement in October 2023. There were no changes in fair value measurement techniques during the year ended December 31, 2023, other than the change in the estimated probability of occurrence for the Forward Warrant Agreement described above. There were no transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2024 or 2023, except that in the six months ended June 30, 2023, the derivative liability for 450,000 Warrants was transferred from Level 3 to Level 1 of the fair value hierarchy because such Warrants were converted from Private to Public Warrants. The transfer had a $0.1 million favorable impact on the Company’s net loss in the six months ended June 30, 2023. The fair value estimates are based on pertinent information available to management as of June 30, 2024 and December 31, 2023. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the six months ended June 30, 2024, and 2023 respectively, is as follows (in thousands):

	Derivative	Forward
	Warrant Liability -	Warrant	Earn-out
	Private Warrants	Agreement	Liabilities
Balance – December 31, 2023	$1,604	$—	$2,155
Change in fair value - three months ended March 31, 2024	1,505	—	1,621
Change in fair value - three months ended June 30, 2024	(1,145)	—	(1,315)
Balance – June 30, 2024	$1,964	$—	$2,461

Balance – December 31, 2022	$1,068	$(2,229)	$1,206
Change in fair value - three months ended March 31, 2023	623	1,100	281
Transfer from Private Warrants to Public Warrants	(158)	—	—
Change in fair value - three months ended June 30, 2023	(133)	44	350
Balance – June 30, 2023	$1,400	$(1,085)	$1,837

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

During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired without taking effect. As a result, the Forward Warrant Agreement had no value as of June 30, 2024 or December 31, 2023.

(7)	Financing Arrangements

Loan and Security Agreement

On June 21, 2024, (the “Amendment Date”), the Company entered into the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), by and between Trinity Capital Inc., as lender (the “Lender”), and  Rigetti & Co, LLC and Rigetti Intermediate LLC (the “Company”), as borrowers, which amended and restated in its entirety the Company’s existing loan and security agreement, dated as of March 10, 2021 (as amended from time to time, the “Existing Loan Agreement”).

Under the Existing Loan Agreement, the Company drew $12.0 million in March 2021, $8.0 million in May 2021, $7.0 million in November 2021 and $5.0 million in January 2022 (collectively, the “Term Loans”). The outstanding principal balance of the Term Loans as of the Amendment Date was $16.2 million. There are currently no additional amounts available to be drawn under the Amended Loan Agreement. Each Term Loan amortizes in equal monthly installments through 48 months following the disbursement date of each Term Loan (each, a “Maturity Date”), and bears interest at a rate equal to the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly. The economic terms and cash flows of the Term Loans remain unchanged under the Amended Loan Agreement.

The Company may prepay, in whole or in part, the outstanding Term Loans, subject to a prepayment premium that remains unchanged from the Existing Loan Agreement, which is 1.5% on or after the 19th month following the disbursement date of each Term Loan (each, an “Amortization Date”) and before the first anniversary of the Amortization Date, 1.0% on or after the first anniversary of the Amortization Date and before the second anniversary of the Amortization Date and 0.50% on or after the second anniversary of the Amortization Date and before the Maturity Date.

In addition, the Company is required to pay on the respective Maturity Date or the date of an earlier prepayment a final payment fee equal to 2.75% of the aggregate original principal amount of the Term Loans being repaid, which remains consistent with the Existing Loan Agreement. The final payment fee is being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

The Amended Loan Agreement contains representations and warranties and customary affirmative and negative covenants applicable to the Loan Parties (as defined below) and its consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions, which were amended from the covenants in the Existing Loan Agreement to increase flexibility for the Company.

The Amended Loan Agreement also includes events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, and change of control, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, the Lender may declare all of the obligations of the Company under the Amended Loan Agreement to be immediately due and payable, which remains consistent with the Existing Loan Agreement.

The obligations of the Company under the Amended Loan Agreement are currently guaranteed by the Company’s wholly owned subsidiaries, Rigetti & Co, LLC and Rigetti Intermediate LLC (which, together with the Company, are collectively referred to as the “Loan Parties” and each, a “Loan Party”) and will be guaranteed by any future domestic subsidiaries of the Company. The obligations of the Loan Parties under the Amended Loan Agreement and other loan documents are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all assets of the Loan Parties.

The effective interest rate for all tranches of the debt was approximately 23.1% and 22.5% as of June 30, 2024 and December 31, 2023, respectively.

Long term debt and the unamortized discount balances are as follows (in thousands):

	June 30, 2024	December 31, 2023
Outstanding principal amount	$16,177	$22,376
Add: accreted liability of final payment fee	259	673
Less: unamortized debt discount, long-term	(58)	(224)
Less: current portion of long-term debt principal	(13,014)	(12,931)
Debt – net of current portion	$3,364	$9,894
Current portion of long-term debt – principal	13,014	12,931
Add: accreted liability of final payment fee	511	—
Less: current portion of unamortized debt discount	(483)	(767)
Debt – current portion	$13,042	$12,164

During the three and six months ended June 30, 2024, the Company recorded interest expense of $1.0 million and $2.1 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2023, the Company recorded interest expense of $1.6 million and $3.0 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.3 million and $0.7 million, respectively.

The unamortized debt discount as of June 30, 2024 and December 31, 2023 of $0.5 million and $1.0 million, respectively, is offset against the carrying value of the term loan in the condensed consolidated balance sheets.

Scheduled principal payments on total outstanding debt are as follows (in thousands):

June 30,2024
2024	$6,718
2025	9,060
2026	399
$16,177

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

Liability Classified Warrants

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of June 30, 2024, there were 9,802,138 Public Warrants issued and outstanding (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants as of June 30, 2024 and December 31, 2023 was $1.4 million and $1.3 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and six months ended June 30, 2024 was a gain of $1.0 million and a loss of $0.1 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and six months ended June 30, 2023 was a loss of $0.3 million and $0.5 million, respectively.

Private Warrants

The Private Warrants may not be redeemed by the Company so long as the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company. As of June 30, 2024, there were 3,272,834 Private Warrants issued and outstanding (Refer to Note 5 for fair value measurement).The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black- Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of June 30, 2024 and December 31, 2023 was $2.0 million and $1.6 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three and six months ended June 30, 2024 was a gain of $1.1 million and a loss of $0.4 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three and six months ended June 30, 2023 was a gain of $0.3 million and a loss of $0.3 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at June 30, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	June 30, 2024	December 31, 2023
Stock Price	$1.07	$0.98
Strike Price	$11.50	$11.50
Volatility (annual) (%)	166.00%	144.50%
Risk-free rate (%)	4.53%	4.00%
Estimated time to expiration (years)	2.67	3.17
Dividend yield (%)	—	—

Equity Classified Warrants

Series C Preferred Stock Financing Warrants

During 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 54.5 million shares of its Series C Preferred Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 warrants to purchase Class A Common Stock to the Series C investors (the “Series C Warrants”). The Series C Warrants have a $0.01 per share exercise price and a 10-year term to expiration. The Series C Warrants can be exercised for cash or on a cashless basis. As of June 30, 2024, there were 972,578 Series C Warrants issued and outstanding.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of June 30, 2024, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	June 30, 2024	December 31, 2023
Vested Customer warrant shares	1,340,297	1,340,297
Unvested Customer warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

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

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares as of June 30, 2024 and December 31, 2023 was $2.5 million and $2.2 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and six months ended June 30, 2024 was a gain of $1.3 million and a loss of $0.3 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and six months ended June 30, 2023 was a loss of $0.4 million and $0.6 million, respectively.

Significant inputs into the Monte Carlo simulation models as of June 30, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	June 30,2024	December 31, 2023
Stock price	$1.07	$0.98
Simulated trading days	673	798
Annual volatility (%)	166.00%	144.50%
Risk-free rate (%)	4.53%	4.00%
Estimated time to expiration (in years)	2.67	3.17

(10) Stockholders’ Equity

As of June 30, 2024, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	16,763,305
Stock-Based Awards—RSUs Outstanding	9,600,802
Stock-Based Awards—Options Outstanding	8,382,814
Total	34,746,921

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

Any shares offered and sold in the ATM offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. Under the ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agents a commission rate of up to 3% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the three months ended June 30, 2024, the Company raised gross proceeds of $16.2 million pursuant to the ATM offering through the sale of 12,777,393 shares of its common stock at a weighted average price of $1.27 per share. During the six months ended June 30, 2024, the Company raised gross proceeds of $27.5 million pursuant to the ATM offering through the sale of 19,423,375 shares of its common stock at a weighted average price of $1.42 per share. The net proceeds from the ATM offering during the three and six months ended June 30, 2024 were $15.8 million and $26.8 million, respectively, after deducting sales agent commissions of $0.4 million and $0.7 million, respectively. As of June 30, 2024, up to $72.5 million of Company common stock remains available for sale pursuant to the ATM offering.

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

During the three months ended June 30, 2024, the Company did not sell Common Stock under the Purchase Agreement. During the six months ended June 30, 2024, the Company received net proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. As of June 30, 2024, there are no remaining shares available for sale under the Purchase Agreement; the agreement has terminated.

The Company was not able to sell Common Stock under the Purchase Agreement for an extended period in early 2023 while its share price was trading below $1.00 per share. As a result, the Company recognized impairment charges during the three and six months ended June 30, 2023 of $0.1 million and $0.8 million, respectively, for previously deferred offering costs, primarily related to the Purchase Agreement, which were recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

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

2022 Equity Incentive Plan

In connection with the Business Combination (Note 2), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2024, there were 26,393,563 shares of common stock reserved for issuance under the 2022 Plan, of which 11,193,260 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of common stock of all classes outstanding on a fully diluted basis on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2024, the number of shares of common stock reserved for issuance under the “2022 Plan” increased by 9,119,816 shares.

Stock Option Activity

The following is a summary of stock option activity during the six months ended June 30, 2024:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value
Outstanding, December 31, 2023	7,049,290	$ $ 0.82	8.23	$2,017
Granted	1,605,070	1.51
Exercised	(249,531)	0.27		$311
Forfeited and expired	(22,015)	0.27
Outstanding and expected to vest, June 30, 2024	8,382,814	0.97	8.22	2,238
Exercisable, June 30, 2024	3,377,648	$0.57	6.75	$1,895

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $1.51 and $0.55 per share, respectively. The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $0.3 million and $1.4 million, respectively.

The Company received proceeds from stock option exercises of $0.1 million and $0.9 million during the six months ended June 30, 2024 and 2023, respectively.

Stock-based compensation expense related to stock options granted to employees was $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense related to stock options granted to employees was $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the unrecognized compensation expense related to unvested stock options was $4.8 million, which is expected to be recognized over a weighted-average period of 2.71 years.

Fair Value of Stock Option Grants

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s Common Stock was determined based on a blended average of the historical volatility of the Company’s Common Stock, a peer group of similar public companies and the implied volatility from the Company’s traded warrants. The Company has not been public for a sufficient length of time to derive expected volatility solely from trading in its common stock. The expected term of stock options granted was calculated using the simplified method, which represents the average of the contractual term and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate expected term.

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

The range of valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the six months ended June 30, 2024 were as follows:

Time-based Stock Option
Valuation Assumptions	Grants
Strike price	$0.98 - $2.03
Annual volatility (%)	113% - 130%
Risk- free rate (%)	4.24% - 4.45%
Expected term (years)	5.50 - 6.02

RSUs

The following is a summary of RSU activity during the six months ended June 30, 2024:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	11,517,422	$2.20
Granted	1,567,515	1.46
Forfeited	(683,416)	1.71
Vested	(2,800,719)	2.50
Non-vested at June 30, 2024	9,600,802	$ $ 2.04

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s common stock at June 30, 2024, was $10.3 million. The total fair value of RSUs that vested during the six months ended June 30, 2024 and 2023, based on the closing price of the Company’s common stock on the vesting date, was $3.5 million and $1.4 million, respectively.

Fair Value of RSUs Awards

During the six months ended June 30, 2024, the Company issued 1,567,515 time-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment.

During the six months ended June 30, 2023, the Company issued 1,603,371 time-based RSUs and 3,850,000 market-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The market-based RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards, 50% of the shares vest if the Company’s Common Stock trades at or above $2.00 per share, and the other 50% of the shares vest if the Company’s Common Stock trades at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date.

The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s common stock on the date of grant. The fair value of the Company’s market-based RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for RSUs granted in the six months ended June 30, 2024 and 2023 was $1.46 and $0.56 per RSU, respectively.

Stock-based compensation expense related to RSUs granted to employees was $2.8 million and $5.5 million for the three and six months ended June 30, 2024, respectively. Stock-based compensation expense related to RSUs granted to employees was $3.0 million and $4.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the unrecognized compensation expense related to unvested RSUs was $15.3 million, which is expected to be recognized over a weighted-average period of 1.60 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,262	$2,375	$4,189	$3,902
Selling, general and administrative expenses	1,025	980	2,089	1,156
Total stock-based compensation expenses	$3,287	$3,355	$6,278	$5,058

(12)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaborative research, professional services and materials, and sales of quantum computers	$3,081	$2,484	$5,918	$4,294
Access to quantum computing systems	5	843	220	1,233
	$3,086	$3,327	$6,138	$5,527

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$523	$336	$523	$336
Revenue recognized over time	2,563	2,991	5,615	5,191
	$3,086	$3,327	$6,138	$5,527

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,2024	December 31, 2023	December 31, 2022
Trade receivables	$3,178	$2,650	$6,143
Unbilled receivables	$2,054	$2,379	$92
Deferred revenue	$(836)	$(343)	$(961)

Changes in deferred revenue from contracts with customers were as follows:

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$(343)	$(961)
Deferral of revenue	(712)	(1,216)
Recognition of deferred revenue	219	1,344
Total deferred revenue at end of period	$(836)	$(833)

Amounts recognized as revenue from beginning contract liabilities during the three and six months ended June 30, 2024 was an immaterial amount and $0.2 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and six months ended June 30, 2023 totaled $0.1 million and $0.5 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.4 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company does not have any capitalized contract fulfillment costs as of June 30, 2024 or December 31, 2023, respectively.

(13) Concentrations, Significant Customers and Geographic Areas

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments in the form of corporate bonds and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents or short-term investments.

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	22%	20%	19%	32%
Customer B	*	*	10%	13%
Customer C	*	25%	*	22%
Customer D	11%	*	20%	*
Customer E	26%	34%	27%	21%
Customer F	*	11%	*	*
Customer G	17%	*	*	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and six months ended June 30, 2024, sales to government entities comprised 79.5% and 88.4% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2023 sales to government entities comprised 75.4% and 78.1% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	June 30, 2024	December 31, 2023
Customer A	40%	39%
Customer B	*	*
Customer C	*	*
Customer D	10%	12%
Customer E	31%	*

* Customer accounted for less than 10% of accounts receivable in the respective periods.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$2,156	3,207	$4,315	5,247
Europe	407	120	1,300	280
Asia	523	—	523	—
Total revenue	$3,086	3,327	$6,138	5,527

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

(14) Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(12,421)	$(16,966)	$(33,194)	$(40,320)
Denominator:
Weighted-average shares outstanding - basic and diluted	171,903	128,515	161,705	126,657
Net loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.21)	$(0.32)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computations of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 because the contingencies for the issuance of these shares have not been met. The weighted-average common shares outstanding for the three and six months ended June 30, 2024 include 972,578 weighted-average shares for warrants having an exercise price of $0.01 per share each. The weighted-average common shares outstanding for the three and six months ended June 30, 2023 include 1,313,989 and 1,356,820 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the three and six months ended June 30, 2024, and 2023:

	Six Months Ended June 30,
	2024	2023
Common Stock warrants (1)	14,450,417	14,415,297
Stock Options	9,600,802	5,466,550
Restricted Stock Units	8,382,814	11,189,011
	32,434,033	31,070,858
(1)	The number of outstanding warrants does not include unvested Customer warrants for 1,340,310 shares as of June 30, 2024 and 2023.

(15)	Income Taxes

The Company did not record income tax expense for the three and six months ended June 30, 2024 and 2023 due to the Company’s loss position and full valuation allowance.

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

We have been generating revenue since 2018, primarily through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $33.2 million for the six months ended June 30, 2024. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of June 30, 2024, we had an accumulated deficit of $387.0 million.

We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs until midway through the first quarter of 2026, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and there is no assurance that additional financing will be available.

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

Key achievements in 2023 included the launch of the Ankaa 84-qubit Ankaa™-2 system to customers via Rigetti Quantum Cloud Services (QCS). The Ankaa-2 system achieved 98% median 2-qubit fidelity, which represents a 2.5x performance improvement compared to our previous QPUs.

We continue to plan to:

●	Continue working to improve the performance of our QPUs with the goal of reaching at least 99% 2-qubit gate fidelity on an anticipated Ankaa-3 84-qubit system by the end of 2024.
●	If the above target is achieved, we plan to shift focus to scaling to develop Lyra, an anticipated 336-qubit system.

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

If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and other efforts. However, like many other companies, we are continuing to take actions to monitor our operations to account for the increases in the cost of capital. Specifically, this includes efforts to enhance our operational efficiency, including with respect to capital expenditures, maximize our R&D productivity spend through strategic collaborations, and being highly selective in hiring top-tier talent.

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

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with sales of QPUs and providing development contracts, QCaaS offerings and other services. We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we achieve narrow and broad quantum advantage, and anticipate subsequently enhancing our product and service offerings, expanding our customer base, and implementing new marketing strategies.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table  sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		2024 versus 2023		June 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$3,086	$3,327	$(241)	(7)%	$6,138	$5,527	$611	11%
Cost of revenue	1,096	597	499	84%	2,648	1,106	1,542	139%
Total gross profit	1,990	2,730	(740)	(27)%	3,490	4,421	(931)	(21)%
Operating expenses:
Research and development	11,870	13,219	(1,349)	(10)%	23,341	26,925	(3,584)	(13)%
Selling, general and administrative	6,205	5,747	458	8%	12,819	14,761	(1,942)	(13)%
Restructuring	—	—	—	NM	—	991	(991)	NM
Total operating expenses	18,075	18,966	(891)	(5)%	36,160	42,677	(6,517)	(15)%
Loss from operations	(16,085)	(16,236)	151	(1)%	(32,670)	(38,256)	5,586	(15)%
Other income (expense), net
Interest expense	(969)	(1,574)	605	(38)%	(2,076)	(3,038)	962	(32)%
Interest income	1,218	1,199	19	2%	2,341	2,483	(142)	(6)%
Change in fair value of derivative warrant liabilities	2,100	(5)	2,105	NM	(483)	(878)	395	(45)%
Change in fair value of earn-out liabilities	1,315	(350)	1,665	(476)%	(306)	(631)	325	(52)%
Total other income (expense), net	3,664	(730)	4,394	(602)%	(524)	(2,064)	1,540	(75)%
Net loss before provision for income taxes	(12,421)	(16,966)	4,545	(27)%	(33,194)	(40,320)	7,126	(18)%
Provision for income taxes	—	—	—		—	—	—
Net loss	$(12,421)	$(16,966)	$4,545		$(33,194)	$(40,320)	$7,126

Revenue

Revenue decreased by $0.2 million and increased by $0.6 million for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, respectively. Increases in revenue from development contracts and sales of QPUs for the three and six months ended June 30, 2024 were mostly offset by a decrease in QCaaS revenue. Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the delivery of the associated milestones and/or the work performed. The timing and delivery of sales of QPUs and QCaaS will also vary and impact revenue in any given quarterly or annual period. Revenue is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and anticipated sales of on-premises QPUs.

Cost of Revenue

Cost of revenue increased by $0.5 million and $1.5 million for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, respectively. The increase in cost of revenue during the three and six months ended June 30, 2024 is primarily due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts. During the three and six months ended June 30, 2024, we entered into a new contract to deliver a 24-qubit quantum computing system with higher costs and a lower gross margin profile than most of our other contracts, contributing to the increase in cost of revenue and lower gross margin percentage for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and development

Research and development expenses decreased by $1.3 million and $3.6 million for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, respectively.

Salaries, employee related costs and stock-based compensation expenses decreased by $0.9 million and $2.5 million for the three and six months ended June 30, 2024, respectively, primarily because more engineering time was used to deliver revenue in the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023. Our February 2023 restructuring also contributed to the reduction in salaries and employee related costs for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. IT costs decreased by $0.9 million and $1.9 million for the three and six months ended June 30, 2024, respectively, primarily due to savings from R&D related IT systems rationalization. Facilities costs increased by $0.8 million and $1.2 million for the three and six months ended June 30, 2024, respectively, primarily due to higher personal property taxes.  All other costs decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, respectively.

We anticipate that R&D expenditure will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.5 million and decreased by $1.9 million for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, respectively.

The increase in the three months ended June 30, 2024 was primarily due to additional employee, IT and recruiting costs, offset in part by lower public company compliance and insurance costs.

The decrease in the six months ended June 30, 2024 was due to a $1.4 million reduction in salaries and employee related costs, primarily related to our February 2023 restructuring. Costs mostly related to public company compliance  decreased by $0.6 million, because many of these activities were either performed more efficiently or have been brought in house. The Ampere Forward Agreement which expired in October 2023 and an impairment charge for deferred offering costs added $2.0 million to selling, general and administrative expenses for the six months ended June 30, 2023. These decreases were partially offset by an increase in stock compensation expenses of $0.9 million for the six months ended June 30, 2024. Stock compensation expenses were favorably impacted during the six months ended June 30, 2023 due to forfeitures resulting from the February 2023 restructuring. Spending for cybersecurity and other IT related initiatives increased by $0.6 million. All other expenses increased by $0.6 million for the six months ended June 30, 2024, when  compared to six months ended June 30, 2023.

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

Other income and (expense), net

Interest expense

Our outstanding debt carries a variable rate of interest. Interest expenses decreased by $0.6 million and $1.0 million during the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, respectively. The reduction in interest expense was due to the lower outstanding balance of principal at June 30, 2024, when compared to June 30, 2023, due to principal repayments, offset in part by the impact of increases in the prime interest rate that occurred throughout 2023.

Interest income

Interest income was $1.2 million and $2.3 million for the three and six months ended June 30, 2024, down from $1.2 million and $2.5 million for the three and six months ended June 30, 2023, respectively. The decrease in interest income is due to lower balances of invested cash and available-for-sale investments during the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, offset in part by higher rates of interest earned on our investments.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three and six months ended June 30, 2024 was a gain of $2.1 million and a loss $0.5 million, respectively. The change in fair value of our warrant liabilities for the three and six months ended June 30, 2023 was minimal and a loss of $0.9 million, respectively The change in fair value for the three and six months ended June 30, 2024 was primarily due to the change in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 9 to our condensed consolidated financial statements for the three and six months ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our earn-out liabilities for the three and six months ended June 30, 2024 was a gain of $1.3 million and a loss of $0.3 million, respectively. The change in fair value of our earn-out liabilities for three and six months ended June 30, 2023 was a loss of $0.4 million and $0.6 million, respectively. The change in fair value for the three and six months ended June 30, 2024 was primarily due to the change in our stock price and related share price volatility.

Provision for Income Taxes

We did not record income tax expense during the three and six months ended June 30, 2024 or 2023 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we have financed our operations primarily through proceeds from the Business Combination (see Note 2 to our condensed consolidated financial statements for the three and six months ended June 30, 2024), issuance of common stock, preferred stock, warrants, convertible notes, venture backed debt and revenues. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $33.2 million for the six months ended June 30, 2024. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of June 30, 2024, we had an accumulated deficit of $387.0 million.

We received net proceeds of $225.6 million from the closing of the Business Combination on March 2, 2022. During the three months ended March 31, 2024, we received proceeds of $12.8 million, from the sale of 10,056,799 shares of our common stock to B. Riley under a Purchase Agreement which has since terminated, because there are no remaining shares available for sale under the agreement.  On March 15, 2024, we entered into an ATM Sales Agreement pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $100,000,000, subject to certain limitations as set forth in the ATM Sales Agreement. During the six months ended June 30, 2024, we received net proceeds of $26.8 million from the sale of 19,423,375 shares of our common stock under the ATM sales agreement. During the month of July 2024, we received an additional $12.0 million of net proceeds from the sale of 11,294,746 shares of common stock under the ATM sales agreement.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, and to midway through the first quarter of 2026, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offerings, we expect to finance our cash needs primarily through our existing cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Furthermore, we currently have on file with the SEC an effective shelf registration statement on Form S-3, which allows us to offer and sell up to an aggregate amount of $250.0 million of any combination of common stock, common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon exercise of warrants from time to time, pursuant to which we have entered into an ATM offering for the sale of up to an aggregate amount of $100 million of common stock from time to time, of which $60.2 million of common stock remains available for sale as of the date hereof.

Amended Loan Agreement – Trinity Capital

As of June 30, 2024, the total principal amount outstanding under the Amended Loan Agreement was $16.2 million. The Amended Loan Agreement bears interest at a rate equal to the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly, and is secured by a first-priority security interest in substantially all of our assets.

Our cash commitments as of June 30, 2024 were primarily as follows (in thousands):

	Total	Short-term	Long-term
Financing obligations	$16,177	$13,014	$3,163
Estimated cash interest on financing obligations	2,648	2,148	500
Operating lease	9,280	2,313	6,967
	$28,105	$17,475	$10,630

Financing obligations consist of payments related to the Amended Loan Agreement with Trinity Capital. Operating lease obligations consist of obligations under non-cancelable operating leases for our offices, facilities and equipment. The table above does not include amounts owed for purchases of capital equipment; supplies; materials; or fixed or minimum services under non-cancelable contracts.

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

Net cash used in operating activities during the six months ended June 30, 2024 was $26.7 million, primarily resulting from our net loss of $33.2 million, partially offset by non-cash expenses totaling $10.0 million. Changes in operating assets and liabilities had a $3.4 million negative impact on net cash used in operating activities during the six months ended June 30, 2024.

Net cash used in operating activities during the six months ended June 30, 2023 was $33.6 million, primarily resulting from our net loss of $40.3 million, partially offset by non-cash expenses totaling $12.7 million. Changes in operating assets and liabilities had a $6.0 million negative impact on net cash used in operating activities during the six months ended June 30, 2023.

Cash used in operating activities was reduced by $6.9 million to $26.7 million during the six months ended June 30, 2024, from $33.6 million for the six months ended June 30, 2023. Our net loss from operations decreased by $7.1 million to $33.2 million for the six months ended June 30, 2024. Non-cash charges impacting our net loss from operations decreased by $2.7 million to $10.0 million during the six months ended June 30, 2024, from $12.7 million during the six months ended June 30, 2023. Operating assets and liabilities had a $2.6 million favorable impact on the change in cash used in operating activities during the six months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cash Flows Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 totaled $7.0 million, resulting from $76.0 million of purchases of available-for-sale securities and $7.5 million of purchases of property and equipment, offset in part by $76.5 million of maturities of available-for-sale securities.

Cash used in investing activities during the six months ended June 30, 2023 totaled $2.8 million, resulting from $57.6 million of purchases of available-for-sale securities and $5.7 million of purchases of property and equipment, offset in part by $60.6 million of maturities of available-for-sale securities.

Investments in property and equipment relate primarily to process computing equipment, quantum computing refrigerators, and development tools for our chip fabrication facility.

Net cash used in investing activities during the six months ended June 30, 2024 increased by $4.2 million when compared to the six months ended June 30, 2023, primarily due to an increase in purchases of property and equipment  and fluctuations in the level of investment in available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 totaled $33.1 million. We received net proceeds of $12.8 million from the sale of 10,056,799 shares of common stock to B. Riley through our prior Purchase Agreement and net proceeds of $26.8 million from the sale of 19,423,375 shares of common stock pursuant to our ATM program. Proceeds from the sale of common stock were offset in part by principal payments of $6.2 million under the Amended Loan Agreement with Trinity Capital and payments of $0.4 million for deferred offering costs.

Cash provided by financing activities during the six months ended June 30, 2023 totaled $0.3 million, reflecting $2.3 million of proceeds from the sale of 1,869,419 shares of common stock to B. Riley through the Purchase Agreement and $0.9 million of proceeds from the exercise of stock options and warrants, offset in part by principal payments of $2.9 million under the Amended Loan Agreement with Trinity Capital and payments of $0.1 million for deferred financing costs.

Net cash provided by financing activities during the six months ended June 30, 2024 increased by $32.8 million when compared to the six months ended June 30, 2023, primarily due to the sale of common stock through our prior Purchase Agreement with B. Riley and our ATM program in the six months ended June 30, 2024. We expect to satisfy our cash needs primarily through on-hand cash, cash equivalents and available-for-sale investments, the sale of common stock through the ATM Agreement, subject to market and other conditions, and other potential securities financings or capital sources.

Critical Accounting Policies and Significant Judgements and Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions pertaining to revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Within our Annual Report on Form 10-K for the year ended December 31, 2023, we have disclosed our critical accounting estimates that we believe have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness described below.

We have added, and continue to add, additional controls over our year-end and quarter-end closing processes, which are still being implemented and tested. We have hired additional accounting resources. The material weakness related to our year-end and quarter-end close processes will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

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

We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of June 30, 2024 due to the reasons described above, including the period of time required to hire and train new employees with the appropriate level of experience and technical expertise, and because the necessary controls to remediate the material weakness have not been fully implemented and sufficiently tested.

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

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and works to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. This material weakness will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient length of time and concludes, through testing, that the controls are effective. Until the controls have been operating for a sufficient length of time and management has concluded, through testing, that the controls are operating effectively, the material weakness described above will continue to exist.

Management is monitoring the progress of the remediation plan and reports regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, Gail Sandford, a member of our Board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) on June 10, 2024. The plan, which expires on September 8, 2025, provides for the sale of 30% of the value of RSUs vesting during the period from June 10, 2024 to September 8, 2025.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1	Amended and Restated Loan and Security Agreement by and between Trinity Capital Inc., as lender, and Rigetti & Co, LLC, Rigetti Intermediate LLC and Rigetti Computing Inc., as borrowers.	8-K	001-40140	10.1	June 24, 2024

10.2*	Seventh Amendment to Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

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
By Subodh Kulkarni, President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey A. Bertelsen
By Jeffrey A. Bertelsen, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

Dated: August 8, 2024