Form 10-Q
period 2024-09-30
Rigetti Computing, Inc.
filed 2024-11-12
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, there were 192,295,809 shares of the registrant’s Common Stock, no par value, issued and outstanding.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, and our ability to raise additional capital when needed and on attractive terms,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the success of our partnerships and collaborations,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that have or may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to maintain compliance with standards relating to the listing of our common stock, par value $0.0001 per share (the “common stock”) and Public Warrants (as defined herein) on the Nasdaq Capital Market (“Nasdaq”), and the potential liquidity and trading of such securities,

●	the ability to recognize the anticipated benefits of the merger transaction between Rigetti Holdings, Inc. and Supernova Partners Acquisition Company II, Ltd., which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to remediate the material weakness in, and establish and maintain, effective internal controls over financial reporting,
●	changes in applicable laws or regulations,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from the ongoing military conflicts involving Russia and Ukraine and sanctions related thereto and the state of war between Israel, Hamas and Hezbollah and the potential for a larger conflict), including levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,
●	changes in applicable laws or regulations,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base, and
●	macroeconomic conditions, including worsening global economic conditions, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in the levels of future economic activity, inflation and interest rates.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:

●	We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs until midway through the first quarter of 2026, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Accordingly, based on our estimates and current business plan, we expect that we will need to obtain additional capital to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing, and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.

●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use our net operating loss carryforwards and research and development tax credit carryforwards for income tax purposes is subject to annual limitation because of prior cumulative changes in the Company’s ownership, and may be further limited in the future if additional ownership changes occur.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, systems and offerings, including any future generations developed to potentially demonstrate narrow quantum advantage or broad quantum advantage, and our targeted fidelities, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	There are no assurances that we will be able to successfully commercialize quantum computers from our relationships with cloud providers.
●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers, or a failure to replace any of these suppliers, could have a material adverse effect on our business, financial position, results of operations and cash flows.
●	Our systems depend on the use of certain development tools, supplies, equipment and production methods. If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.
●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We and our partners and other third parties on which we rely could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of our partners or third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which may adversely affect our business.
●	We have identified a material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, and we have in the past and may in the future identify additional material weaknesses. A material weakness over the accounting for complex financial instruments, which has been remediated, resulted in errors in financial statements for prior periods. If we fail to remediate our remaining material weakness, if we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology and cause us to lose our competitive advantage.
●	We have in the past been out of compliance with the continued listing standards of Nasdaq and we may be unable to maintain compliance with such standards. If we fail to maintain compliance with the listing requirements of the Nasdaq Capital Market or fail to cure any future deficiencies, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
●	Unstable market and economic conditions have had, and may continue to have, serious adverse consequences on our business, financial condition and share price.

●	Our Warrants, including our public Warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”) and private placement Warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share (“Private Warrants”), along with our Sponsor Vesting Shares, are accounted for as liabilities and the changes in value of our Warrants and Sponsor Vesting Shares could have a material effect on our financial results.
●	Our Warrants are exercisable for Common Stock, the exercise of which, or other sales and issuances of Common Stock, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
●	The Warrants may never be in the money, and they may expire worthless.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,286	$21,392
Available-for-sale investments	72,294	78,537
Accounts receivable	6,384	5,029
Prepaid expenses and other current assets	4,902	2,709
Total current assets	103,866	107,667
Property and equipment, net	44,837	44,483
Operating lease right-of-use assets	8,369	7,634
Other assets	178	129
Total assets	$157,250	$159,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,604	$5,772
Accrued expenses and other current liabilities	5,581	8,563
Deferred revenue	886	343
Current portion of debt	11,247	12,164
Current portion of operating lease liabilities	2,142	2,210
Total current liabilities	21,460	29,052
Debt, less current portion	2,061	9,894
Operating lease liabilities, less current portion	7,040	6,297
Derivative warrant liabilities	2,210	2,927
Earn-out liabilities	1,641	2,155
Total liabilities	34,412	50,325
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 191,958,045 shares issued and outstanding at September 30, 2024 and 147,066,336 shares issued and outstanding at December 31, 2023	19	14
Additional paid-in capital	524,351	463,089
Accumulated other comprehensive income	254	244
Accumulated deficit	(401,786)	(353,759)
Total stockholders’ equity	122,838	109,588
Total liabilities and stockholders’ equity	$157,250	$159,913

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,378	$3,105	$8,516	$8,632
Cost of revenue	1,174	834	3,822	1,940
Total gross profit	1,204	2,271	4,694	6,692
Operating expenses:
Research and development	12,752	13,056	36,093	39,981
Selling, general and administrative	5,798	6,047	18,617	20,808
Restructuring	—	—	—	991
Total operating expenses	18,550	19,103	54,710	61,780
Loss from operations	(17,346)	(16,832)	(50,016)	(55,088)
Other income (expense), net
Interest expense	(733)	(1,473)	(2,809)	(4,511)
Interest income	1,226	1,263	3,567	3,746
Change in fair value of derivative warrant liabilities	1,200	(3,442)	717	(4,320)
Change in fair value of earn-out liabilities	820	(1,731)	514	(2,362)
Total other income (expense), net	2,513	(5,383)	1,989	(7,447)
Net loss before provision for income taxes	(14,833)	(22,215)	(48,027)	(62,535)
Provision for income taxes	—	—	—	—
Net loss	$(14,833)	$(22,215)	$(48,027)	$(62,535)
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.17)	$(0.28)	$(0.48)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	188,389	133,866	170,665	129,173

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,833)	$(22,215)	$(48,027)	$(62,535)
Other comprehensive (loss) income:
Foreign currency translation adjustments	61	41	(44)	(38)
Unrealized gains on available-for-sale debt securities	70	32	54	273
Total other comprehensive income before income taxes	131	73	10	235
Income taxes	—	—	—	—
Total other comprehensive income after income taxes	131	73	10	235
Total comprehensive loss	$(14,702)	$(22,142)	$(48,017)	$(62,300)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(48,027)	$(62,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,155	6,381
Stock-based compensation	9,705	8,727
Change in fair value of earn-out liabilities	(514)	2,362
Change in fair value of derivative warrant liabilities	(717)	4,320
Change in fair value of forward contract	—	2,229
Impairment of deferred offering costs	—	836
Accretion of available-for-sale securities	(2,752)	(2,310)
Amortization of debt issuance costs, commitment fees and accretion of debt end-of-term liabilities	741	1,100
Non-cash lease expense	1,533	1,288
Changes in operating assets and liabilities:
Accounts receivable	(1,355)	3,239
Prepaid expenses, other current assets and other assets	(1,955)	(1,027)
Deferred revenue	543	(489)
Accounts payable	(808)	(212)
Accrued expenses and operating lease liabilities	(3,632)	(2,067)
Net cash used in operating activities	(42,083)	(38,158)
Cash flows from investing activities:
Purchases of property and equipment	(9,816)	(7,511)
Purchases of available-for-sale securities	(98,451)	(79,047)
Maturities of available-for-sale securities	107,499	98,082
Net cash (used in) provided by investing activities	(768)	11,524
Cash flows from financing activities:
Payments of principal of notes payable	(9,491)	(5,405)
Proceeds from sale of common stock from sales through Common Stock Purchase Agreement	12,838	15,051
Proceeds from sale of common stock from sales through At-The-Market (ATM) Offering	38,831	—
Payments of offering costs	(476)	(107)
Proceeds from issuance of common stock upon exercise of stock options and warrants	83	1,002
Net cash provided by financing activities	41,785	10,541
Effects of exchange rate changes on cash and cash equivalents	(40)	(38)
Net decrease in cash and cash equivalents	(1,106)	(16,131)
Cash and cash equivalents – beginning of period	21,392	57,888
Cash and cash equivalents – end of period	$20,286	$41,757
Supplemental disclosures of other cash flow information:
Cash paid for interest	$2,057	$3,299
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	190	13
Purchases of property and equipment recorded in accounts payable	252	394
Purchases of property and equipment recorded in accrued expenses	76	605
Non-cash addition to operating lease right-of-use assets and lease liability	2,268	—
Unrealized Gain on short term investments	54	273

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for other interim periods or future years.

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

Based on the Company’s forecasts, the Company believes that its existing cash and cash equivalents and available for sale investments are sufficient to meet its anticipated operating cash needs for at least the next 12 months from the issuance date of these financial statements based on the Company’s current business plan and expectations and assumptions considering current macroeconomic conditions.

Macroeconomic Conditions

Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from uncertainty in the levels of future economic activity, inflation and interest rates. These conditions have been further exacerbated by the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel, Hamas and Hezbollah  and the related risk of a larger conflict. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, the Company could experience an inability to access additional capital, or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.

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

(3)	Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2024 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2024	179,597	$17	$508,971	$123	$(386,953)	$122,158
Issuance of common stock upon exercise of stock options	57	—	15	—	—	15
Issuance of common stock upon release of RSUs	1,010	—	—	—	—	—
Proceeds from sale of common stock through At-The-Market (ATM) Offering	11,294	2	11,996	—	—	11,998
Capitalization of deferred costs to equity upon share issuance	—	—	(58)	—	—	(58)
Stock-based compensation	—	—	3,427	—	—	3,427
Foreign currency translation loss	—	—	—	61	—	61
Change in unrealized loss on available-for-sale securities	—	—	—	70	—	70
Net loss	—	—	—	—	(14,833)	(14,833)
Balance, September 30, 2024	191,958	$19	$524,351	$254	$(401,786)	$122,838

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	147,066	$14	$463,089	$244	$(353,759)	$109,588
Issuance of common stock upon exercise of stock options	307	—	83	—	—	83
Issuance of common stock upon release of RSUs	3,810	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offering	30,718	4	38,827	—	—	38,831
Capitalization of deferred costs to equity upon share issuance	—	—	(190)	—	—	(190)
Stock-based compensation	—	—	9,705	—	—	9,705
Foreign currency translation loss	—	—	—	(44)	—	(44)
Change in unrealized loss on available-for-sale securities	—	—	—	54	—	54
Net loss	—	—	—	—	(48,027)	(48,027)
Balance, September 30, 2024	191,958	$19	$524,351	$254	$(401,786)	$122,838

Three and Nine Months Ended September 30, 2023 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, June 30, 2023	132,401	$13	$437,320	$1	$(318,972)	$118,362
Issuance of common stock upon exercise of stock options	164	—	94	—	—	94
Issuance of common stock upon exercise of common stock warrants	334	—	5	—	—	5
Issuance of common stock upon release of RSUs	946	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	6,336	1	12,702	—	—	12,703
Stock-based compensation	—	—	3,669	—	—	3,669
Foreign currency translation gain	—	—	—	41	—	41
Change in unrealized loss on available-for-sale securities	—	—	—	32	—	32
Net loss	—	—	—	—	(22,215)	(22,215)
Balance, September 30, 2023	140,181	$14	$453,790	$74	$(341,187)	$112,691

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	3,588	—	996	—	—	996
Issuance of common stock upon exercise of common stock warrants	477	—	6	—	—	6
Issuance of common stock upon release of RSUs	2,654	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	8,205	2	15,049	—	—	15,051
Capitalization of deferred costs to equity upon share issuance	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	8,727	—	—	8,727
Foreign currency translation loss	—	—	—	(38)	—	(38)
Change in unrealized loss on available-for-sale securities	—	—	—	273	—	273
Net loss	—	—	—	—	(62,535)	(62,535)
Balance, September 30, 2023	140,181	$14	$453,790	$74	$(341,187)	$112,691

(4)	Investments

All investments in fixed income securities are classified as available-for-sale in the condensed consolidated balance sheets. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities at September 30, 2024 and December 31, 2023 are presented in the tables below (in thousands):

	September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$72,229	$65	$—	$72,294
Available-for-sale investments – short-term	$72,229	$65	$—	$72,294

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale investments:
U.S. treasury securities	$45,252	$18	$—	$45,270
U.S. government agency bonds	7,933	—	(6)	7,927
Corporate bonds	25,341	6	(7)	25,340
Available-for-sale investments – short-term	$78,526	$24	$(13)	$78,537

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of December 31, 2023. There were no securities in an unrealized loss position as of September 30, 2024.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities as of December 31, 2023 were primarily attributable to changes in interest rates and non-credit-related factors. In addition, none of the Company’s available-for-sale securities had been in an unrealized loss position for more than one year. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of December 31, 2023. No available-for-sale securities were sold during the three and nine months ended September 30, 2024 and 2023, respectively.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$16,085	$—	$—
Short-term investments:
U.S. treasury securities	—	72,294	—
Total Assets	$16,085	$72,294	$—
Liabilities:
Derivative warrant liability – Public Warrants	$901	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,309
Earn-out liabilities	—	—	1,641
Total Liabilities	$901	$—	$2,950

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents:
Money Market Funds	$15,681	$—	$—
Short-term investments:
U.S treasury securities	—	45,270	—
U.S. government agency bonds	—	7,927	—
Corporate bonds	25,340	—	—
Total Assets	$41,021	$53,197	$—
Liabilities:
Derivative warrant liability – Public Warrants	$1,323	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,604
Earn-out liabilities	—	—	2,155
Total Liabilities	$1,323	$—	$3,759

As of September 30, 2024 and December 31, 2023, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money Market Funds, 3) Available-for-sale securities and 4) Earn-out liabilities.

The Company also has long-term debt that provides for variable interest, and therefore, the carrying value approximates the fair value. The carrying values of the long-term debt as of September 30, 2024 and December 31, 2023, respectively, represent the original principal amounts borrowed, accretion of final payments fees, less principal payments and unamortized debt issuance costs. Long-term debt issued by the Company is classified within Level 2. The carrying value of the long-term debt approximates its fair value given their maturity and variable interest rates.

The fair value of the Public Warrants has been measured based on the observable listed prices for such Warrants, a Level 1 measurement. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments.

All other financial instruments are classified as Level 3 instruments as they all include unobservable inputs. The Private Warrants are measured at fair value using a Black Scholes model. The fair value of the Earn-out liabilities is estimated using a Monte Carlo simulation model. The Company estimates the volatility of its Private Warrants and Earn-out liabilities based on the implied volatility from the Company’s publicly traded Warrants.

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

There were no changes in fair value measurement techniques during the three and nine months ended September 30, 2024. The Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% during the nine months ended September 30, 2023 to account for expiration of the Forward Warrant Agreement in October 2023. There were no changes in fair value measurement techniques during the year ended December 31, 2023, other than the change in the estimated probability of occurrence for the Forward Warrant Agreement described above. There were no transfers in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2024 or 2023, except that in the nine months ended September 30, 2023, the derivative liability for 480,273 Warrants was transferred from Level 3 to Level 1 of the fair value hierarchy because such Warrants were converted from Private to Public Warrants. The transfer had a $0.1 million favorable impact on the Company’s net loss in the nine months ended September 30, 2023. The fair value estimates are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the nine months ended September 30, 2024, and 2023 respectively, is as follows (in thousands):

	Derivative	Forward
	Warrant Liability -	Warrant	Earn-out
	Private Warrants	Agreement	Liabilities
Balance – December 31, 2023	$1,604	$—	$2,155
Change in fair value - three months ended March 31, 2024	1,505	—	1,621
Change in fair value - three months ended June 30, 2024	(1,145)	—	(1,315)
Change in fair value - three months ended September 30, 2024	(655)	—	(820)
Balance – September 30, 2024	$1,309	$—	$1,641

Balance – December 31, 2022	$1,068	$(2,229)	$1,206
Change in fair value - three months ended March 31, 2023	623	1,100	281
Transfer from Private Warrants to Public Warrants	(158)	—	—
Change in fair value - three months ended June 30, 2023	(133)	44	350
Transfer from Private Warrants to Public Warrants	(29)	—	—
Change in fair value - three months ended September 30, 2023	2,440	1,085	1,731
Balance – September 30, 2023	$3,811	$—	$3,568

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

During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired without taking effect. As a result, the Forward Warrant Agreement had no value as of September 30, 2024 or December 31, 2023.

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

The effective interest rate for all tranches of the debt was approximately 23.1% and 22.5% as of September 30, 2024 and December 31, 2023, respectively.

Long term debt and the unamortized discount balances are as follows (in thousands):

	September 30, 2024	December 31, 2023
Outstanding principal amount	$12,885	$22,376
Add: accreted liability of final payment fee	276	673
Less: unamortized debt discount, long-term	(20)	(224)
Less: current portion of long-term debt principal	(11,080)	(12,931)
Debt – net of current portion	$2,061	$9,894
Current portion of long-term debt – principal	11,080	12,931
Add: accreted liability of final payment fee	529	—
Less: current portion of unamortized debt discount	(362)	(767)
Debt – current portion	$11,247	$12,164

During the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.7 million and $2.8 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.2 million and $0.7 million, respectively.

During the three and nine months ended September 30, 2023, the Company recorded interest expense of $1.5 million and $4.5 million, respectively, which includes accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.4 million and $1.1 million, respectively.

The unamortized debt discount as of September 30, 2024 and December 31, 2023 of $0.4 million and $1.0 million, respectively, is offset against the carrying value of the term loan in the condensed consolidated balance sheets.

The remaining scheduled principal payments on total outstanding debt are as follows for the years ending December 31 (in thousands):

September 30, 2024
Remainder of 2024	$3,429
2025	9,058
2026	398
$12,885

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

Liability Classified Warrants

Public Warrants

Each Public Warrant entitles the holder to the right to purchase one share of Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants subject to certain conditions, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. As of September 30, 2024, there were 9,802,138 Public Warrants issued and outstanding (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants as of September 30, 2024 and December 31, 2023 was $0.9 million and $1.3 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and nine months ended September 30, 2024 was a gain of $0.5 million and $0.4 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and nine months ended September 30, 2023 was a loss of $1.0 million and $1.4 million, respectively.

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

On August 18, 2022, the Private Warrants were transferred from the initial purchasers to permitted transferees and remain unredeemable by the Company. As of September 30, 2024, there were 3,272,834 Private Warrants issued and outstanding (Refer to Note 5 for fair value measurement).The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black- Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of September 30, 2024 and December 31, 2023 was $1.3 million and $1.6 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 was a gain of $0.7 million and $0.3 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2023 was a loss of $2.4 million and $2.9 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at September 30, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	September 30, 2024	December 31, 2023
Stock Price	$0.78	$0.98
Strike Price	$11.50	$11.50
Volatility (annual) (%)	172.70%	144.50%
Risk-free rate (%)	3.59%	4.00%
Estimated time to expiration (years)	2.42	3.17
Dividend yield (%)	—	—

Equity Classified Warrants

Series C Preferred Stock Financing Warrants

During 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 54.5 million shares of its Series C Preferred Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 warrants to purchase Class A Common Stock to the Series C investors (the “Series C Warrants”). The Series C Warrants have a $0.01 per share exercise price and a 10-year term to expiration. The Series C Warrants can be exercised for cash or on a cashless basis. As of September 30, 2024, there were 972,578 Series C Warrants issued and outstanding.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of September 30, 2024, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	September 30, 2024	December 31, 2023
Vested Customer warrant shares	1,340,297	1,340,297
Unvested Customer warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

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

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares as of September 30, 2024 and December 31, 2023 was $1.6 million and $2.2 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 was a gain of $0.8 million and $0.5 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2023 was a loss of $1.7 million and $2.4 million, respectively.

Significant inputs into the Monte Carlo simulation models as of September 30, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	September 30, 2024	December 31, 2023
Stock price	$0.78	$0.98
Simulated trading days	609	798
Annual volatility (%)	172.70%	144.50%
Risk-free rate (%)	3.59%	4.00%
Estimated time to expiration (in years)	2.42	3.17

(10) Stockholders’ Equity

As of September 30, 2024, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	16,763,305
Stock-Based Awards—RSUs Outstanding	14,241,050
Stock-Based Awards—Options Outstanding	8,325,875
Total	39,330,230

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

During the three months ended September 30, 2024, the Company raised gross proceeds of $12.3 million pursuant to the ATM offering through the sale of 11,294,746 shares of its common stock at a weighted average price of $1.09 per share. During the nine months ended September 30, 2024, the Company raised gross proceeds of $39.8 million pursuant to the ATM offering through the sale of 30,718,121 shares of its common stock at a weighted average price of $1.30 per share. The net proceeds from the ATM offering during the three and nine months ended September 30, 2024 were $12.0 million and $38.8 million, respectively, after deducting sales agent commissions of $0.3 million and $1.0 million, respectively. As of September 30, 2024, up to $60.2 million of Company common stock remains available for sale pursuant to the ATM offering.

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

During the three months ended September 30, 2024, the Company did not sell Common Stock under the Purchase Agreement, which was terminated as of February 15, 2024. During the nine months ended September 30, 2024, the Company received net proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. As of February 15, 2024, there were no remaining shares available for sale under the Purchase Agreement; the agreement has terminated.

The Company was not able to sell Common Stock under the Purchase Agreement for an extended period in early 2023 while its share price was trading below $1.00 per share. As a result, the Company recognized impairment charges during the nine months ended September 30, 2023 of  $0.8 million for previously deferred offering costs primarily related to the Purchase Agreement, which were recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations. No impairment charges were recognized in the three months ended September 30, 2023.

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

2022 Equity Incentive Plan

In connection with the Business Combination (Note 2), the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2024, there were 25,544,172 shares of common stock reserved for issuance under the 2022 Plan, of which 5,539,149 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of common stock of all classes outstanding on a fully diluted basis on December 31 of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2024, the number of shares of common stock reserved for issuance under the “2022 Plan” increased by 9,119,816 shares.

Stock Option Activity

The following is a summary of stock option activity during the nine months ended September 30, 2024:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value
Outstanding, December 31, 2023	7,049,290	$0.82	8.23	$2,017
Granted	1,605,070	1.51
Exercised	(306,470)	0.27		350
Forfeited and expired	(22,015)	0.27
Outstanding and expected to vest, September 30, 2024	8,325,875	$0.97	7.97	$1,206
Exercisable, September 30, 2024	3,703,963	$0.63	6.69	$1,145

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $1.32 and $1.33 per share, respectively. The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $0.4 million and $1.7 million, respectively.

The Company received proceeds from stock option exercises of $0.1 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the unrecognized compensation expense related to unvested stock options was $4.3 million, which is expected to be recognized over a weighted-average period of 2.51 years.

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

The range of valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the nine months ended September 30, 2024 were as follows:

Time-based Stock Option
Valuation Assumptions	Grants
Strike price	$0.98 - $2.03
Annual volatility (%)	113% - 130%
Risk- free rate (%)	4.24% - 4.45%
Expected term (years)	5.50 - 6.02

RSUs

The following is a summary of RSU activity during the nine months ended September 30, 2024:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	11,517,422	$2.20
Granted	7,305,872	1.07
Vested	(3,810,319)	2.61
Forfeited	(771,925)	1.82
Non-vested at September 30, 2024	14,241,050	$1.54

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s common stock at September 30, 2024, was $11.2 million. The total fair value of RSUs that vested during the nine months ended September 30, 2024 and 2023, based on the closing price of the Company’s common stock on the vesting date, was $4.3 million and $3.8 million, respectively.

Fair Value of RSUs Awards

During the nine months ended September 30, 2024, the Company issued 7,305,872 time-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment.

During the nine months ended September 30, 2023, the Company issued 4,227,929 time-based RSUs and 3,850,000 market-based RSUs. The time-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The market-based RSUs vest only if certain share price thresholds are achieved and require continuous employment. Based upon the terms of such awards, 50% of the shares vest if the Company’s Common Stock trades at or above $2.00 per share, and the other 50% of the shares vest if the Company’s Common Stock trades at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date.

The fair value of the Company’s time-based RSUs was calculated based on the fair market value of the Company’s common stock on the date of grant. The fair value of the Company’s market-based RSUs was calculated using a Monte Carlo simulation model at the date of grant. The weighted-average grant date fair value for RSUs granted in the nine months ended September 30, 2024 and 2023 was $1.07 and $0.56 per RSU, respectively.

Stock-based compensation expense related to RSUs granted to employees was $2.9 million and $8.3 million for the three and nine months ended September 30, 2024, respectively. Stock-based compensation expense related to RSUs granted to employees was $3.2 million and $7.5 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the unrecognized compensation expense related to unvested RSUs was $17.7 million, which is expected to be recognized over a weighted-average period of 2.09 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,379	$2,990	$6,567	$6,893
Selling, general and administrative expenses	1,048	678	3,138	1,834
Total stock-based compensation expenses	$3,427	$3,668	$9,705	$8,727

(12)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and nine months ended September 30, 2024  and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaborative research, professional services and materials, and sales of quantum computers	$2,306	$2,266	$8,224	$6,560
Access to quantum computing systems	72	839	292	2,072
	$2,378	$3,105	$8,516	$8,632

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$—	$412	$523	$748
Revenue recognized over time	2,378	2,693	7,993	7,884
	$2,378	$3,105	$8,516	$8,632

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023	December 31, 2022
Trade receivables	$5,851	$2,650	$6,143
Unbilled receivables	$533	$2,379	$92
Deferred revenue	$(886)	$(343)	$(961)

Changes in deferred revenue from contracts with customers were as follows:

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$(343)	$(961)
Deferral of revenue	(771)	(1,829)
Recognition of deferred revenue	228	2,318
Total deferred revenue at end of period	$(886)	$(472)

Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2024 was an immaterial amount and $0.2 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2023 totaled $0.6 million and $0.8 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved.

As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.1 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company does not have any capitalized contract fulfillment costs as of September 30, 2024 or December 31, 2023, respectively.

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

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	17%	30%	19%	32%
Customer B	14%	*	11%	*
Customer C	*	19%	*	21%
Customer D	32%	*	23%	*
Customer E	*	*	20%	13%
Customer F	15%	13%	*	*
Customer G	14%	10%	*	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and nine months ended September 30, 2024, sales to government entities comprised 95.84% and 92.53% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2023 sales to government entities comprised 77.25% and 77.65% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	September 30, 2024	December 31, 2023
Customer A	39%	39%
Customer B	16%	*
Customer C	*	12%
Customer D	27%	*

* Customer accounted for less than 10% of accounts receivable in the respective periods.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,548	2,927	$5,688	8,174
Europe	767	178	2,241	458
Asia and Others	63	—	587	—
Total revenue	$2,378	3,105	$8,516	8,632

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

(14) Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(14,833)	$(22,215)	$(48,027)	$(62,535)
Denominator:
Weighted-average shares outstanding - basic and diluted	188,389	133,866	170,665	129,173
Net loss per share - basic and diluted	$(0.08)	$(0.17)	$(0.28)	$(0.48)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computations of basic and diluted net loss per share for the three and nine months ended September 30, 2024, and 2023 because the contingencies for the issuance of these shares have not been met. The weighted-average common shares outstanding for the three and nine months ended September 30, 2024 include 972,578 weighted-average shares for warrants having an exercise price of $0.01 per share each. The weighted-average common shares outstanding for the three and nine months ended September 30, 2023 include 1,094,494 and 1,349,367 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the three and nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024	2023
Common Stock warrants (1)	14,450,417	14,450,417
Stock Options	8,325,875	5,802,495
Restricted Stock Units	14,241,050	12,285,160
	37,017,342	32,538,072
(1)	The number of outstanding warrants does not include unvested Customer warrants for 1,340,310 shares as of September 30, 2024 and 2023.

(15)	Income Taxes

The Company did not record income tax expense for the three and nine months ended September 30, 2024 and 2023 due to the Company’s loss position and full valuation allowance.

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

(17)   Leases

On September 24, 2024, the Company entered into a lease amendment for its corporate headquarters located in Berkeley, California which, among other things, extends the lease term by three years to October 31, 2028, sets new annual rental rates effective as of November 1, 2025 and provides an option to extend the term of the lease for an additional five years.

The Company remeasured the lease liability over the remaining lease term of 4.1 years using an incremental borrowing rate of  6.32%. The effect of the lease amendment increased the Company’s operating lease liabilities and operating lease right-of-use assets by $2.3 million.

As of September 30, 2024, the weighted-average remaining term and weighted-average remaining discount rate for the Company’s operating leases is 4.69 years and 7.64%, respectively.

Maturities of operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2024	551
2025	2,235
2026	2,313
2027	2,380
2028	2,293
Thereafter	1,175
Total operating lease payments	10,947
Less: Imputed interest	(1,765)
Present value of operating lease liabilities	9,182
Operating lease liabilities, current	2,142
Operating lease liabilities, noncurrent	7,040
9,182

(18)	Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

We have been generating revenue since 2018, primarily through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $48.0 million for the nine months ended September 30, 2024. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of September 30, 2024, we had an accumulated deficit of $401.8 million.

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

We plan to continue working to improve the performance of our QPUs with the goal of reaching at least 99% 2-qubit gate fidelity on an anticipated Ankaa-3 84-qubit system by the end of 2024. We plan to introduce a new modular system architecture in 2025. By mid-year 2025, we expect to release a 36-qubit system based on four 9-qubit chips tiled together with a targeted 99.5% median 2-qubit fidelity. By the end of 2025, we expect to release a system with over 100 qubits with a targeted 99.5% median 2-qubit fidelity. We plan to develop Lyra™, an anticipated 336-quibit system,  thereafter.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and have affected our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel, Hamas and Hezbollah and the related risk of a larger conflict have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in the results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, including the risk factor titled  “Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.”

We have experienced and may experience further increases in the cost of raw materials, component parts, and labor, which we largely attribute to inflation, the U.S. Federal Reserve raising interest rates, high demand, and supply chain restraints. Rising costs and supply chain constraints have been further exacerbated by the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel, Hamas and Hezbollah and the related risk of a larger conflict.

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

Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from uncertainty in the levels of future economic activity, inflation and interest rates. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table  sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		2024 versus 2023		September 30,		2024 vs. 2023
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$2,378	$3,105	$(727)	(23)%	$8,516	$8,632	$(116)	(1)%
Cost of revenue	1,174	834	340	41%	3,822	1,940	1,882	97%
Total gross profit	1,204	2,271	(1,067)	(47)%	4,694	6,692	(1,998)	(30)%
Operating expenses:
Research and development	12,752	13,056	(304)	(2)%	36,093	39,981	(3,888)	(10)%
Selling, general and administrative	5,798	6,047	(249)	(4)%	18,617	20,808	(2,191)	(11)%
Restructuring	—	—	—	NM	—	991	(991)	NM
Total operating expenses	18,550	19,103	(553)	(3)%	54,710	61,780	(7,070)	(11)%
Loss from operations	(17,346)	(16,832)	(514)	3%	(50,016)	(55,088)	5,072	(9)%
Other income (expense), net
Interest expense	(733)	(1,473)	740	(50)%	(2,809)	(4,511)	1,702	(38)%
Interest income	1,226	1,263	(37)	(3)%	3,567	3,746	(179)	(5)%
Change in fair value of derivative warrant liabilities	1,200	(3,442)	4,642	NM	717	(4,320)	5,037	(117)%
Change in fair value of earn-out liabilities	820	(1,731)	2,551	(147)%	514	(2,362)	2,876	(122)%
Total other income (expense), net	2,513	(5,383)	7,896	(147)%	1,989	(7,447)	9,436	(127)%
Net loss before provision for income taxes	(14,833)	(22,215)	7,382	(33)%	(48,027)	(62,535)	14,508	(23)%
Provision for income taxes	—	—	—		—	—	—
Net loss	$(14,833)	$(22,215)	$7,382		$(48,027)	$(62,535)	$14,508

Revenue

Revenue decreased by $0.7 million and $0.1 million for the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, respectively. The decreases were due to lower QCaaS revenue for the three and nine months ended September 30, 2024 of $0.8 million and $1.8 million, respectively, offset in part by higher revenue from development contracts and sales of QPUs. Our development contracts are typically fixed price milestone or cost share-based contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the delivery of the associated milestones and/or the work performed. The timing and delivery of sales of QPUs and QCaaS will also vary and impact revenue in any given quarterly or annual period. Revenue is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and anticipated sales of on-premises QPUs.

Cost of Revenue

Cost of revenue increased by $0.3 million and $1.9 million for the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, respectively. The increases in cost of revenue are primarily due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts. During the nine months ended September 30, 2024, we entered into a new contract to deliver a 24-qubit quantum computing system having higher costs and a lower gross margin profile than most of our other contracts. The increase in cost of revenue resulting from the unfavorable mix was partially offset by the impact of lower revenue.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and Development

Research and development expenses decreased by $0.3 million and $3.9 million for the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, respectively.

The decrease in research and development expenses for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, is mainly due to a $0.8 million reduction in IT costs due to systems rationalization and a $0.6 million reduction in stock-based compensation expenses, partially offset by a $0.5 million increase in facilities costs due to higher property and use taxes, and a $0.5 million increase in salaries and employee related costs due to additional salaries and headcount. All other research and development costs increased by a cumulative $0.1 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023.

The decrease in research and development expenses for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023, is largely due to a $2.0 million decrease in salaries and employee related costs due to our February 2023 restructuring and because more engineering time was used to deliver revenue, a $2.6 million decrease in IT costs due to systems rationalization and a $1.0 million reduction in depreciation expense. These decreases were offset in part by an increase in facilities costs of $1.6 million due to higher property and use tax payments. All other research and development costs increased by a cumulative $0.1 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023.

We anticipate that R&D expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.2 million and $2.2 million for the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, respectively.

The decrease for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023, is primarily due to $1.1 million of expense recognized in the three months ended September 30, 2023 for the Ampere Forward Agreement, which expired in October 2023. The reduction for the three months ended September 30, 2024 related to the Ampere Forward Agreement was mostly offset by higher expenses for salaries, stock-based compensation and IT expenses.

The decrease for the nine months ended September 30, 2024, when compared to the nine months ended  September 30, 2023, is primarily due to $2.2 million of expense recognized in the nine months ended September 30, 2023 for the Ampere Forward Agreement and an impairment charge of $0.8 million for deferred offering costs in the nine months ended September 30, 2023. This decrease was partially offset by an increase in stock-based compensation expenses of $1.3 million for the nine months ended September 30, 2024. Stock compensation expenses were favorably impacted during the nine months ended September 30, 2023 due to forfeitures resulting from the February 2023 restructuring. All other expenses decreased by a cumulative $0.4 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023.

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

Other income and (expense), net

Interest expense

Our outstanding debt carries a variable rate of interest. Interest expenses decreased by $0.7 million and $1.7 million during the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, respectively. The reduction in interest expense was due to principal repayments and the lower outstanding principal throughout the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023.

Interest income

Interest income was $1.2 million and $3.6 million for the three and nine months ended September 30, 2024, down from $1.3 million and $3.7 million for the three and nine months ended September 30, 2023, respectively. The decrease in interest income during the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, is due to lower balances of invested cash and available-for-sale investments, offset in part by higher rates of interest earned on our investments.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three and nine months ended September 30, 2024 was a gain of $1.2 million and $0.7 million, respectively. The change in fair value of our warrant liabilities for the three and nine months ended September 30, 2023 was a loss of $3.4 million and $4.3 million, respectively. The change in fair value for the three and nine months ended September 30, 2024 was primarily due to the change in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 9 to our condensed consolidated financial statements for the three and nine months ended September 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our earn-out liabilities for the three and nine months ended September 30, 2024 was a gain of $0.8 million and $0.5 million, respectively. The change in fair value of our earn-out liabilities three and nine months ended September 30, 2023 was a loss of $1.7 million and $2.4 million, respectively. The change in fair value for the three and nine months ended September 30, 2024 was primarily due to the change in our stock price and related share price volatility.

Provision for Income Taxes

We did not record income tax expense during the three and nine months ended September 30, 2024 or 2023 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we have financed our operations primarily through proceeds from the Business Combination (see Note 2 to our condensed consolidated financial statements for the three and nine months ended September 30, 2023), issuance of common stock, preferred stock, warrants, convertible notes, venture backed debt and revenues. Our net losses were $75.1 million and $71.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $48.0 million for the nine months ended September 30, 2024. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of September 30, 2024, we had an accumulated deficit of $401.8 million.

We received net proceeds of $225.6 million from the closing of the Business Combination on March 2, 2022. During the three months ended March 31, 2024, we received proceeds of $12.8 million, from the sale of 10,056,799 shares of our common stock to B. Riley under a Purchase Agreement which has since terminated, because there are no remaining shares available for sale under the agreement.  On March 15, 2024, we entered into an ATM Sales Agreement pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $100,000,000, subject to certain limitations as set forth in the ATM Sales Agreement. During the nine months ended September 30, 2024, we received net proceeds of $38.8 million from the sale of 30,718,121 shares of our common stock under the ATM sales agreement.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months, and to midway through the first quarter of 2026, based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Based on our estimates and current business plan, we expect that we will need to obtain additional capital to fund our research and development efforts and business objectives as currently planned. Our estimate does not assume any additional financing and we cannot be sure that additional financing will be available. If we are unable to raise additional funding when needed and on attractive terms, we may be required to delay, limit or substantially reduce our quantum computing development efforts. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated under Part II “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

These conditions have been further exacerbated by recent and potential future disruptions due to the ongoing military conflict involving Russia and Ukraine and sanctions related thereto, the state of war between Israel, Hamas and Hezbollah and the related risk of a larger conflict.

It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted.

If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or additional market corrections resulting from the impact of difficult macroeconomic conditions or disruption could materially affect our business and the value of our securities.

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

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated under Part II “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Furthermore, we currently have on file with the SEC an effective shelf registration statement on Form S-3, which allows us to offer and sell up to an aggregate amount of $250.0 million of any combination of common stock, common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon exercise of warrants from time to time, pursuant to which we have entered into an ATM offering for the sale of up to an aggregate amount of $100 million of common stock from time to time, of which $60.2 million of common stock remains available for sale as of the date hereof.

Amended Loan Agreement – Trinity Capital

As of September 30, 2024, the total principal amount outstanding under the Amended Loan Agreement was $12.9 million. The Amended Loan Agreement bears interest at a rate equal to the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly, and is secured by a first-priority security interest in substantially all of our assets.

Our cash commitments as of September 30, 2024 were primarily as follows (in thousands):

	Total	Short-term	Long-term
Financing obligations	$12,885	$11,080	$1,805
Estimated cash interest on financing obligations	2,011	1,621	390
Operating lease	10,947	2,217	8,730
	$25,843	$14,918	$10,925

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

Net cash used in operating activities during the nine months ended September 30, 2024 was $42.1 million, primarily resulting from our net loss of $48.0 million, partially offset by non-cash expenses totaling $13.2 million. Changes in operating assets and liabilities had a $7.2 million negative impact on net cash used in operating activities during the nine months ended September 30, 2024.

Net cash used in operating activities during the nine months ended September 30, 2023 was $38.2 million, primarily resulting from our net loss of $62.5 million, partially offset by non-cash charges totaling $24.9 million. Changes in operating assets and liabilities had a minimal impact on net cash used in operating activities during the nine months ended September 30, 2023.

Cash used in operating activities increased by $3.9 million to $42.1 million during the nine months ended September 30, 2024, from $38.2 million during the nine months ended September 30, 2023. Our net loss decreased by $14.5 million to $48.0 million for the nine months ended September 30, 2024. Non-cash charges impacting our net loss decreased by $11.8 million to $13.2 million during the nine months ended September 30, 2024, from $24.9 million during the nine months ended September 30, 2023. Operating assets and liabilities had a $6.7 million unfavorable impact on the change in cash used in operating activities during nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cash Flows (Used in) Provided by Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 totaled $0.8 million, resulting from $98.5 million of purchases of available-for-sale securities and $9.8 million of purchases of property and equipment, offset in part by $107.5 million of maturities of available-for-sale securities.

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

Net cash used in investing activities during the nine months ended September 30, 2024 increased by $12.3 million when compared to the nine months ended September 30, 2023, primarily due to an increase in purchases of property and equipment and fluctuations in the level of investment in available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 totaled $41.8 million. We received net proceeds of $12.8 million from the sale of 10,056,799 shares of common stock to B. Riley through our prior Purchase Agreement and net proceeds of $38.8 million from the sale of 30,718,121 shares of common stock pursuant to our ATM program. Proceeds from the sale of common stock were offset in part by principal payments of $9.5 million under the Amended Loan Agreement with Trinity Capital and payments of $0.5 million for deferred offering costs.

Cash provided by financing activities during the nine months ended September 30, 2023 totaled $10.5 million, reflecting $15.1 million of proceeds from the sale of 8.2 million shares of common stock to B. Riley through the Purchase Agreement, and $1.0 million of proceeds from the exercise of stock options and warrants, offset in part by principal payments of $5.4 million under the Amended Loan Agreement and payments of $0.1 million for deferred financing costs.

Net cash provided by financing activities during the nine months ended September 30, 2024 increased by $31.2  million when compared to the nine months ended September 30, 2023. The increase was primarily due to a $36.6 million increase in proceeds from the sale of common stock through our prior Purchase Agreement with B. Riley and our ATM program in the nine months ended September 30, 2024, offset in part by a $4.1 million increase in principal payments under the Amended Loan Agreement and a reduction in proceeds from the exercise of stock options and warrants.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness described below related to our overall closing and financial reporting processes.

We have added additional controls over our year-end and quarter-end closing processes, which are still being tested. The material weakness related to our year-end and quarter-end overall closing and financial reporting processes will not be considered remediated until such time as management has concluded, through testing, that the additional controls which have been implemented are effective.

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

We have concluded that this material weakness is due to the fact that, between the date the Company went public pursuant to the Business Combination and December 31, 2022, the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. This material weakness continued to exist as of September 30, 2024 because the necessary controls to remediate the material weakness have not been sufficiently tested.

Remediation Plan

Our remediation plan related to the material weakness over our overall closing and financial reporting processes included:

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

This material weakness will not be considered remediated unless and until such time as management designs and implements effective controls that operate for a sufficient length of time and concludes, through testing, that the controls are effective. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate our internal control over financial reporting, management may determine it is necessary to take additional measures or implement new controls   to address the material weakness. Until the controls have been operating for a sufficient length of time and management has concluded, through testing, that the controls are operating effectively, the material weakness described above will continue to exist.

Management is monitoring the progress of the remediation plan and reports regularly to the audit committee of the board of directors on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies. We can provide no assurance that the measures we have taken will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control over Financial Reporting

We have taken the actions described above to remediate the material weakness relating to our internal controls over financial reporting as described above. Other than the remediation efforts described above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Any future generations of hardware and software developed to demonstrate narrow quantum advantage and broad quantum advantage, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.

We plan to continue working to improve the performance of our QPUs with the goal of reaching at least 99% 2-qubit gate fidelity on an anticipated Ankaa-3 84-qubit system by the end of 2024. We plan to introduce a new modular system architecture in 2025. By mid-year 2025, we expect to release a 36-qubit system based on four 9-qubit chips tiled together with a targeted 99.5% median 2-qubit fidelity. By the end of 2025, we expect to release a system with over 100 qubits with a targeted 99.5% median 2-qubit fidelity. We plan to develop Lyra™, an anticipated 336-qubit system,  thereafter.

Our successful execution of our technology roadmap is based on the development of multiple generations of quantum computing systems, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, and the achievement of our targeted fidelities and targeted increase in the number of qubits, each of which is an important anticipated milestone for our technology roadmap and commercialization. The future success of our technology roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in each subsequent generation of our quantum computer.

If we are unable to achieve the increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed, or may never occur. In the past we have failed to meet publicly announced milestones and we may fail to meet projected milestones in the future. If our technology roadmap is delayed or never achieved, this would have a material impact on our business, financial condition and results of operations.

Our business is subject to federal laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.

Our business operations are subject to the evolving requirements of the U.S. DoD Cybersecurity Maturity Model Certification (CMMC) program. CMMC mandates third-party assessments for companies working with U.S. government customers in order to verify adherence to specific cybersecurity standards which may be a prerequisite for certain new contract awards with DoD and civilian government agencies. While we are committed to implementing cybersecurity best practices, there is risk associated with not achieving certain standards in a timely manner or at all. These risks include the inability to bid on new contracts or to obtain follow-on awards for existing U.S. government work, and penalties for noncompliance which could negatively impact our revenue, profitability, and cash flow. Furthermore, compliance with CMMC may extend to our subcontractors and certain vendors which could also pose challenges for our supply chain. The associated costs of CMMC compliance are significant and may increase in the future, potentially affecting our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1	Amendment No. 3, dated as of September 20, 2024, to Standard Industrial/Commercial Multi-Tenant Lease – Gross dated as of April 15, 2015, by and between Rigetti & Co., LLC, Temescal, LP, Contra Costa Industrial Park, II	8-K	001-40140	10.1	September 24, 2024

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

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

Dated November 12, 2024