Form 10-K
period 2024-12-31
Rigetti Computing, Inc.
filed 2025-03-07
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $1.07 per share of the Registrant’s common stock on The Nasdaq Capital Market on June 28, 2024 , the last business day of the registrant’s most recently completed second fiscal quarter, was $166.0 million. This calculation excludes shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes. The number of shares of Registrant’s Common Stock outstanding as of March 5, 2025 was 285,828,047.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, including in connection with our investment commitments under the recent Collaboration Agreement (as defined below) entered into with Quanta Computer, Inc. (“Quanta”), and our ability to raise additional capital when needed and on attractive terms,
●	our ability to close the Securities Purchase Agreement we entered into with Quanta, including the timing of receipt of regulatory clearance,
●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	our ability and timeline to monetize our investments in quantum computing, if at all,
●	the success of our partnerships and collaborations, including the recent Collaboration Agreement with Quanta,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that have or may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company,
●	our ability to maintain effective internal controls over financial reporting,
●	changes in applicable laws or regulations,

●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	the evolution of the markets in which we compete,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto), including international relations and tariffs, levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,
●	changes in applicable laws or regulations, including international trade measures,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors.
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,
●	our ability or decisions to expand or maintain our existing customer base; and
●	macroeconomic conditions, including global economic and geopolitical conditions, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates.

These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, timeframes or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Additional information concerning these risks, uncertainties and other factors that may impact the operations, projections, and other forward-looking statements discussed herein can be found in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These known and unknown risks, uncertainties and other factors include, without limitation:

●	We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof.
●	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	Our ability to use net operating loss carryforwards and other tax attributes may be limited.
●	We have not produced quantum computers with high qubit counts and we face significant barriers in our attempts to produce quantum computers, including the need to invent and develop new technology. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
●	Any future generations of hardware, including any future generations developed to achieve our targeted fidelities and qubit counts, or to demonstrate narrow quantum advantage or broad quantum advantage, may not occur on our anticipated timeline or at all.
●	If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
●	We rely on access to high performance third party classical computing through public clouds, high performance computing centers and on-premises computing infrastructure to deliver performant quantum solutions to customers. We may not be able to maintain high quality business relationships and connectivity with these resources which could make it harder for us to reach customers or deliver solutions in a cost-effective manner.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers could have a material adverse effect on our business.
●	We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the manufacturing of our products, and these arrangements may never achieve their goals.
●	If we are unable to procure the necessary tools, supplies and equipment to build our quantum systems, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

●	Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
●	We may be unable to reduce the cost of developing our quantum computers, which may prevent us from pricing our quantum systems competitively.

●	The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops more slowly than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.
●	We have in the past identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. If we identify additional material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology.
●	Sales of our securities, or perceptions of sales, by us or holders of our securities in the public markets or otherwise could cause the market price for our securities to decline and even in such case certain holders of our securities may still have an incentive to sell our securities.
●	Unstable market and economic conditions have had and may continue to have serious adverse consequences on our business, financial condition and share price.
●	Our warrants, including our public warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”), private placement warrants, each entitling the holder to purchase one share of our common stock at an exercise price of $11.50 per share (“Private Warrants”), and our Sponsor Vesting Shares (as defined herein) are accounted for as liabilities and the changes in value of our Public Warrants, Private Warrants and Sponsor Vesting Shares could have a material effect on our financial results.
●	Our outstanding warrants and stock options are exercisable for Common Stock. We also issue restricted stock units to our employees. The exercise of our outstanding warrants and stock options and vesting of our outstanding restricted stock units increases the number of shares eligible for future resale in the public market, resulting in dilution to our stockholders.

PART I

ITEM 1.BUSINESS

Overview

Our mission is to build the world’s most powerful computers to help solve some of humanity’s most important and pressing problems. Our strategy is to be at the forefront of superconducting quantum computing.

Classical computers are plateauing, Moore’s law has slowed, returns for parallelization are diminishing and energy requirements can’t keep up. Today, many of the world’s most important computational challenges remain intractable, lying beyond the capabilities of traditional supercomputers and cloud infrastructure. We build and operate quantum computers. We believe quantum computing represents one of the most transformative emerging capabilities in the world today. By leveraging quantum mechanics, our quantum computers process information in fundamentally new, more powerful ways compared to classical computing with meaningful power efficiency. When scaled, we believe these systems are poised to solve problems of staggering computational complexity at unprecedented speed.

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

We are a vertically integrated company. We own and operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers.

We have been deploying our quantum computers to end users over the cloud since 2017. We offer our full-stack quantum computing platform as a cloud service to a wide range of end-users, directly through our Rigetti QCS platform, and also through cloud service providers.

We began selling quantum computers to end users in 2023. In December 2023, we launched the Novera™ QPU, our first commercially available QPU, which includes a 9-qubit chip that features tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations. The Novera QPU is based on our fourth generation Ankaa™-class architecture.

In the fourth quarter of 2024, we announced the public launch of our 84-qubit Ankaa-3 system, our newest flagship quantum computer featuring an extensive hardware redesign. We also achieved key two-qubit gate fidelity milestones with Ankaa-3: successfully halving error rates in 2024 to achieve a 99.0% median two-qubit iSWAP gate fidelity, as well as demonstrating a 99.5% median two-qubit fidelity with fSim gates based on our internal testing. For information on iSWAP gate fidelity and fSIM gates, see “—Our Technology—Our Superconducting Quantum Processors—Fidelity”

Ankaa-3 is available to our partners via the Rigetti Quantum Cloud Services platform (QCS®) and is expected to be available on Amazon Braket and Microsoft Azure in the first quarter of 2025. Ankaa-3 is intended to enable users to operate our universal iSWAP gates for a wide range of algorithmic research, with a median gate time of 72 nanoseconds. The more specialized fSim gates provide a median gate time of 56 nanoseconds and are useful for specific algorithms such as random circuit sampling. For more information, see “—Our Technology—Our Superconducting Quantum Processors—Fidelity

The Ankaa-3 system features scalable chip architecture with 3D signal delivery while incorporating major enhancements to key technologies. Leveraging our full-stack platform and in-house quantum foundry capabilities, we believe that Ankaa-3 demonstrates our ability to deliver increasingly higher performance quantum computers. We have developed strong customer relationships and collaborative partnerships for the purpose of accelerating the development of key technologies for high-value use cases to potentially unlock strategic market opportunities.

Our partners and customers include commercial enterprises such as Amazon Web Services (“AWS”) Standard Chartered Bank and Moody’s, along with U.S. government organizations such as Defense Advanced Research Projects Agency (“DARPA”), Department of Energy (“DOE"), and Air Force Research Laboratory (“AFRL”) and international government entities. In February 2024, Rigetti UK Limited, a wholly owned subsidiary of our Company, announced that it was awarded a Small Business Research Initiative grant funded by Innovate UK to develop and deliver a 24-qubit quantum computer to the National Quantum Computing Centre.

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

Quanta Collaboration Agreement

In February 2025, our wholly-owned subsidiary, Rigetti & Co, LLC (“Rigetti Sub”), entered into a Collaboration Agreement (the “Collaboration Agreement”) with Quanta Computer Inc., a Taiwan corporation (“Quanta”), whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components listed in such statement of work that meet the specifications and requirements provided by Rigetti Sub. “Covered Components” may include control systems, dilution refrigerators, flexible cables, and select other non-quantum processing unit (“QPU”) components suitable for Rigetti Sub’s quantum computing products. No statements of work were entered into by the parties in connection with the entry into the Collaboration Agreement. In addition, the parties have each agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Rigetti Sub product roadmap). Further, in connection with the Collaboration Agreement, on February 27, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Quanta, pursuant to which we agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of our Common Stock at a price per share of $11.58782, for an aggregate value of approximately $35.0 million. The closing of the private placement transaction is subject to regulatory clearance.

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

We consider the eQA phase to have begun five years ago, and during this time we have worked with business and government researchers, commercial software developers and academic institutions who access our quantum computers via cloud-based services. We have also sold our QPUs to U.S. national labs and others who wish to have their own quantum computer on-site and have launched Novera, our first commercially available QPU, which features a 9-qubit chip, tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations.

We anticipate that this phase will end when there are repeated demonstrations solving practical problems, of substantial commercial or customer value, with a level of performance that is competitive with the best available classical computing performance.

Narrow Quantum Advantage (“nQA”) Phase

If and when our quantum computing processing capabilities have scaled to the point where they can be used to solve practical, operationally relevant problems with improved accuracy, speed or cost over classical computers, we believe we will have reached the phase of nQA.

In the nQA phase, we expect that large enterprises and government organizations will increase their investment in quantum computing as the superior computational capabilities of the technology will have progressed from projected to verifiably advantaged for certain applications. In addition to quantum-based research and development, quantum machine learning (“QML”) is likely to emerge as a strong avenue for growth as it can be leveraged in a wide range of business and scientific applications. Research into quantum simulation and quantum optimization opportunities is predicted to increase in the nQA phase.

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

We anticipate the beginning of the large-scale fault tolerant phase to be roughly a decade away. As quantum computing further matures through this phase, systems will likely continue to grow in scale and performance, culminating in full-scale fault tolerance that operates using potentially thousands of effectively perfect logical qubits. This ultimate goal of full-scale fault tolerance represents the largest commercial opportunity.

Business Strategy

Our approach to developing and sustaining what we believe is a strong competitive advantage relies on a four-pronged strategy:

●	Create high performance quantum computing systems through full-stack product development. From the outset, we have approached the market opportunity with a strategy to build quantum computers, the superconducting processors that power them, and the software required to access and program these systems. We believe that vertical integration, from chip manufacturing through sales of QPUs and cloud delivery, unlocks the fastest and lowest risk path to broad commercialization and the largest, long-term market opportunity. This was underscored by our announcement of the industry’s first multi-chip quantum processor for scalable quantum computers, a capability realized through many innovations from Fab-1.

●	Provide broad access to our quantum computers. We sold our first QPU in 2023 and in December 2023 launched Novera™, our first commercially available QPU, which features a 9-qubit chip with tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations. We have been providing cloud access to our quantum computers since 2017 and have since expanded the availability of our machines through distribution agreements with other solution providers, including Amazon Bracket among others. Cloud services efficiently simplify access to our quantum computers and allow for pricing that enables a broad range of scientific, commercial and academic developers to readily participate in the development of quantum computing algorithms, applications and software development tools. Collectively, these cloud services provide a range of choices and capabilities designed to meet the diverse needs of large and small organizations alike.
●	Develop deep partnerships that accelerate the development and commercialization of quantum computing. We have formed commercial partnerships with business and government entities that are designed to advance their mutual understanding of the opportunities, challenges and solutions necessary for quantum computing to excel in specific real-world applications. Examples of these partnerships include our contracted relationships with DARPA, the DOE’s Fermi National Accelerator Laboratory (“Fermilab”) and AFRL. We believe these types of highly collaborative, multi-year relationships will yield specialized and proprietary market insights and technological advancements. We expect the number and scope of these types of partnerships to expand as the capabilities of our quantum computers continue to grow.
●	Advance our technology leadership position. We have invested heavily in a world-class and multidisciplinary team of scientists, hardware and software engineers, system designers and algorithm and application developers to rapidly innovate, invent, engineer and commercialize our quantum computing technologies. We have also developed numerous proprietary technologies required to create quantum computing chips, quantum computer systems, software and cloud-based services and we rigorously protect our unique intellectual property through a portfolio of 104 patents issued and 133 patents pending as of December 31, 2024. We intend to continue deeply investing in finding and fostering the talent required to remain at the forefront of quantum computing innovation, while protecting our growing base of intellectual property.

Key achievements in 2024 include the launch of the 84 qubit Ankaa™-3 system to customers via Rigetti Quantum Cloud Services (QCS). Ankaa-3 is our newest flagship quantum computer featuring an extensive hardware redesign that is intended to enable superior performance. We also achieved key two-qubit gate fidelity milestones with Ankaa-3: successfully halving error rates in 2024 from our error rates in 2023 to achieve a 99.0% median two-qubit iSWAP gate fidelity, as well as demonstrating a 99.5% median two-qubit fidelity with fSim gates based on our internal testing. For information on iSWAP gate fidelity and fSIM gates, see “—Our Technology—Our Superconducting Quantum Processors—Fidelity”.

Ankaa-3 is available to our partners via the Rigetti Quantum Cloud Services platform (QCS®) and is expected to be available on Amazon Braket and Microsoft Azure in the first quarter of 2025. Ankaa-3 is intended to enable users to operate iSWAP gates for a wide range of algorithmic research, with a median gate time of 72 nanoseconds. The more specialized fSim gates provide a median gate time of 56 nanoseconds and are useful for specific algorithms such as random circuit sampling. For information, see “—Our Technology—Our Superconducting Quantum Processors—Fidelity”.

The Ankaa-3 system continues to feature our scalable chip architecture with 3D signal delivery while incorporating major enhancements to key technologies. Leveraging our full-stack platform and in-house quantum foundry capabilities, we believe Ankaa-3 demonstrates our ability to deliver increasingly higher performance quantum computers.

In 2025, we plan to introduce the next generation of our modular system architecture, while aiming to continue to increase fidelities. By mid-year 2025, we expect to release a 36-qubit system based on four 9-qubit chips tiled together, with a target 2x reduction in error rates from our error rates achieved at the end of 2024. By the end of 2025, we expect to release a system with over 100 qubits with a targeted 2x reduction in error rates from our error rates achieved at the end of 2024.

We will continue to pursue sales of Novera™, our first commercially available QPU, which features a 9-qubit chip, tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations.

We believe that we will be able to achieve our plans for 2025 described above and elsewhere in this Annual Report on Form 10-K; however, we face various risks and uncertainties relating to our business that could cause actual results to differ materially from our expectations stated herein. This Annual Report on Form 10-K, including this Business Section, should be read in conjunction with the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Business Model & Services

Currently, we generate the majority of our revenues from technology development contracts with various partners. We believe our longer term business model will be more weighted towards QPU sales and recurring revenues generated from quantum computing systems made accessible via the cloud in the form of QCaaS and QCS services.

Rigetti Quantum Processing Units.

Our QPUs contain fabricated silicon-based chips featuring superconducting qubits. These high-performance chips provide fast gate times, low latency conditional logic, and fast program execution times. Our QPUs are designed and fabricated at Fab-1, leveraging novel manufacturing methods to create state-of-the art superconducting qubits.

Novera™, our first commercially available QPU, includes a 9-qubit chip that features tunable couplers for fast 2-qubit operations and a 5-qubit chip for testing single-qubit operations. The Novera™ QPU is based on our fourth generation Ankaa-class architecture. We announced our most technically advanced QPU yet, the 84-qubit Ankaa-3, featuring an extensive hardware redesign.

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

Rigetti Quantum Cloud Services

Rigetti Quantum Cloud Services (QCS) is a proprietary platform to deliver high-performance quantum computing over the cloud. QCS features a hybrid quantum-classical computing environment that incorporates our quantum computers operating in tandem with cloud infrastructure. It provides support for a broad range of programming capabilities, the ability to integrate over public or private clouds, and high-speed connectivity to auxiliary classical computing resources.

The product is designed to meet the needs of a diverse set of customers that all benefit from the high-performance nature of its core computational capabilities. Central to QCS are two very powerful sets of technologies developed by us, our quantum processing units (“QPUs”), described above, and our quantum operating system, as described below:

Quantum Operating System Software

QCS’s computing environment is powered by a distributed quantum operating system that natively supports both public and private cloud architectures.

The operating system software includes a rich set of quantum application and software development tools designed to unlock the capabilities of the quantum computing ecosystem by:

●	Enabling customers to access our QPUs through a broad range of quantum application software, development frameworks and algorithm libraries;
●	Providing software and algorithm developers with the performance and fine-grained control required to expedite a new era of computational breakthroughs; and
●	Facilitating the implementation of high performance public and private clouds with ultra-low latency connectivity between classical hardware and our QPUs.

Direct QCaaS Distribution

We provide access on a commercial basis to our quantum computers over QCS, directly engaging with enterprises and government organizations making significant investments in quantum computing research, development and readiness.

We believe many of these customers will have performance, customization and integration requirements best met by our ability to engage deeply and directly with these kinds of clients. We believe our full-stack product development approach, and strategy of forging collaborative customer partnerships positions us to be a highly valued and long-term provider of quantum computing services to these organizations.

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

The indirect distribution model is enabled by the same QCS platform used in the direct distribution model, allowing us to address the needs of customers in different market segments. In this instance, we can capitalize on our full-stack product development capabilities to meet the unique requirements of cloud-service providers. For example, one cloud provider or HPC operator might need deep and high-performance integration with a specific Machine Learning service they provide, while another might desire a fast and easy way for small customers to be introduced to quantum computing.

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

Rigetti Foundry Services

Rigetti Foundry Services leverages the company’s U.S. based in-house wafer fabrication facility (“Fab-1”) to deliver superconducting quantum chips to advance and accelerate quantum information science and technology research and development efforts. Customers include researchers spanning academia, defense laboratories, and national laboratories.

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

In November 2023, we were awarded Phase 2 of the DARPA Quantum Benchmarking Program to develop benchmarks for quantum application performance on large-scale quantum computers. The goal of the DARPA Benchmarking Program was to create key quantum computing metrics for fault tolerant quantum computing, make those metrics testable, and estimate the required quantum and classical resources needed to reach critical performance thresholds.

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

Research has also demonstrated the promising application of QML, for Generative Adversarial Networks, (“GANs”), a deep learning technique where a neural network is used to generate highly accurate and new examples that could plausibly have come from an original dataset. The potential utilization of quantum computing for GANs alone is far-reaching and could be impactful in large markets like:

●	Healthcare – for medical image analysis used to detect and categorize tumors and predict their growth;
●	Drug discovery – for generating molecular structure candidates for medicines to target or cure diseases;
●	Finance and banking – for creating models that can detect financial fraud based upon predictive patterns rather than rules determined by previously observed behaviors; and
●	Defense and intelligence – for reliably enhancing low resolution satellite imagery into high resolution photography.

The following are examples of our work related to machine learning:

In November 2023, we were awarded an Innovate UK grant as part of the Feasibility Studies in Quantum Computing Applications competition. Joining us in this work are Amazon Web Services (AWS), Imperial College London, and Standard Chartered. The consortium aims to use quantum computing to improve current classical machine learning techniques used by financial institutions to analyze complex data streams. Financial institutions need to continuously interpret complex data streams to extract information necessary for providing accurate credit risk evaluation, managing market-making services, and predicting emissions in the context of green finance, among other things. Classical machine learning techniques used to assist and provide insights to these services have limitations as these data streams are, in general, complex. Combining quantum computing with classical machine learning methodology could offer more powerful resources for processing these data streams, given the potential for quantum computers to process some types of information more efficiently than with classical resources alone.

The aim of the consortium is to address the following research objectives: (1) further develop quantum signature kernels and quantum-enhanced feature maps, (2) benchmark the results against classical machine learning methods for streamed data, and (3) build and study quantum algorithms for computing signatures and signature kernels for long and high-dimensional data streams efficiently.

In October 2023, we were awarded a separate Innovate UK grant as part of the Feasibility Studies in Quantum Computing Applications competition. Joining us in this work are HSBC, the Quantum Software Lab (QSL) based at the University of Edinburgh, and the National Quantum Computing Centre (NQCC). Together, the consortium aims to enhance existing anti-money laundering techniques by using quantum machine learning techniques with the goal of improving the performance of current-state-of-the-art machine learning algorithms. Money laundering poses a significant threat to financial institutions and society. Machine learning technology has the power to detect and prevent financial crime by flagging suspicious transactions and adapting to ever-changing criminal behavior. Quantum computing has the potential to enhance existing classical computing workflows, and in turn could offer improved machine learning methods. In this work, the consortium will aim to extend current anomaly detection quantum machine learning models to detect anomalous behavior indicating money laundering.

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

Speed. Speed is a crucial metric for all types of computers, both quantum and classical. Since quantum algorithms are ultimately composed of logic gates applied sequentially to qubits in a quantum computer, the speed with which these gates can be executed translates directly into processing speed and workload throughput. Therefore, faster quantum processing speeds can result in a larger number of addressable problems and larger market opportunity, as well as a more direct path to outperforming classical alternatives and a higher intrinsic revenue potential.

Co-processing. Hybrid architectures that leverage quantum computers as co-processors, pioneered by us since the company’s inception, have now become widely adopted in the quantum computing industry. Quantum co-processing delivered over the cloud, such as Rigetti Quantum Cloud Services platform, is the predominant framework for building and using quantum computers today. In this paradigm, quantum processors are tightly integrated with classical computing systems and infrastructure to ensure the rate of data flowing in and out of the quantum processor can meet the needs of commercial applications. Effective implementation of co-processing hinges on both the intrinsic technological features of the specific qubit technology, as well as product innovations and system architectures aimed to prioritize this capability. For example, just as in classical computing architecture, fast gate speeds, coupled with a network architecture that achieves low network latency for data flow, are some of the requirements for high performance co-processing.

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

As an example, in June 2011, the largest algorithms demonstrated on programmable, gate model quantum computers across these modalities were in the range of a few qubits. In the ensuing twelve-year period from 2012 to 2024, superconducting systems have successfully scaled up to the range of 100 or more qubits, including demonstrations of quantum supremacy. This rate of scaling has easily outpaced other approaches. We believe this leadership results in part from an intrinsic advantage: superconducting qubits have many inherent similarities to traditional silicon-based chips. As a result, progress in superconducting quantum computers may be achieved by leveraging the existing capabilities – expertise, technologies, workforces, and supply chains, for example – of the semiconductor manufacturing industry, rather than needing to establish such capabilities anew.

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

In addition to accelerating the pace of scaling, we believe our proprietary modular chip architecture has significant manufacturability and cost benefits. For example, rather than producing large, complex individual chips with 1,000 qubits, we may fabricate 10 chips with 100 qubits each and use our multi-chip technology to assemble them together to produce a 1,000 qubit quantum processor. This solution makes it much easier to produce large processor chips with high yield. As a result, we believe our modular approach to be fundamentally more manufacturable, predictable, and scalable.

Our multi-chip technology incorporates several advances in integrated circuit design, architecture, and silicon device manufacturing. These advances include superconducting multi-chip bonding technology for chip-level 3D integration, superconducting through-silicon via process technology and interchip coupling technology that enables high-fidelity two-qubit logic gates between qubits disposed on different silicon dies. These innovations have resulted from our investment in more than five years of technological development to establishing the essential capabilities to produce quantum processors meeting the requirements for broad commercial utility. We believe our approach to scaling quantum computers will accelerate us toward quantum advantage systems.

Fab-1

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

Cooling

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

Fidelity

Improvements to the coherence times of superconducting qubits, combined with methods for ever faster and more precise quantum logic gates, have kept superconducting qubits on a pace of continuous fidelity improvement for approximately two decades. In recent years, algorithms have been developed on processors with average two-qubit gate fidelities of 98-99%. As processors scale to broad quantum advantage, fidelity will need to continue to improve, likely to 99.9% and beyond.

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

As described above, a quantum logic gate is how computation is expressed on a quantum computer. There are a large number of possible gates that can be used for computation. We physically implement quantum gates through the application of microwave pulses (electronic signals) to the physical qubits on the quantum integrated circuit.

One way that the performance of the system is assessed is by measuring the errors that are introduced in actuating the gates with the application of electronic signals to the physical qubits. There are a variety of metrics that are used to measure these errors; we currently report performance and indicate a measure of error through a fidelity metric applied to 2-qubit gate error or fidelity, usually expressed as a percentage. Gate fidelity represents the reliability of an operation. For example, a 2-qubit gate with a fidelity of 99% means that 99 out of 100 times the measurement of the gate will produce the correct result. Fidelities are related to errors in the following way: 100% - error rate % = gate fidelity %. So, an error rate of .5%, is the same as a fidelity of 99.5%. There are a number of standard benchmarks that are used to measure qubit errors, and are explained further below.

We measure the performance of iSWAP gates with an industry standard technique called Randomized Benchmarking, a commonly used method to measure fidelity. This protocol requires creating random sequences of quantum gates of different sequence length, executing each sequence, and then measuring the outcome of the execution against the mathematically expected results.

We also implement a family of 2-qubit gates referred to as fSim. Generally, any specific fSim gate may not be part of a universal gate set. We use fSIM gates with the goal of achieving high performance for specific algorithms.

We measure the performance of fSim gates with an industry standard technique called cross entropy benchmarking, another commonly used method to measure fidelity. This protocol requires creating random circuits from the provided gate set measuring the results, and comparing the outcomes to an expected probability distribution of outcomes.

In the past we have implemented gate sets based on 2-qubit gates other than iSWAP and fSIM, and may, in the future, choose different gate sets. At the moment there is no standard set of gates agreed on in the industry, and there may never be. Furthermore, other standards for measurement may emerge to measure quantum gate fidelity or performance of quantum computers generally. Accordingly, undue reliance should not be placed on the fidelity measures that we present. See also “Risk Factors— If our computers fail to achieve quantum advantage, our business, financial condition and future prospects may be harmed. Moreover, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves.”

Ankaa-3 is Rigetti’s newest flagship quantum computer featuring an extensive hardware redesign that is intended to enable superior performance. With Ankaa-3 we successfully halved our error rates in 2024 from our error rates in 2023, achieving a 99.0% median two-qubit fidelity with iSWAP gates and a 99.5% median two-qubit fidelity with fSim gates based on internal testing. Ankaa-3 is designed to enable users to operate the iSWAP gates for a wide range of algorithmic research, with a median gate time of 72 nanoseconds. The more specialized fSim gates provide a median gate time of 56 nanoseconds and are useful for specific algorithms such as random circuit sampling.

Improving our median 2-qubit fidelities is a crucial part of our mission to build the world’s most powerful computers. Useful quantum computers will need not only a large number of qubits, but also high-quality qubits. Reaching 99.0% median two-qubit fidelity with iSWAP gates and a 99.5% median two-qubit fidelity with fSim gates on the Ankaa-3 system in 2024 based on our internal testing is the result of years of innovation and commitment from our teams across the technology stack.

We have already designed and deployed a modular architecture, tiling multiple chips together demonstrating what we believe is the way forward towards building larger systems. We believe a densely connected square lattice with tunable couplers that allows us to control qubit interactions is the foundation for driving qubit performance. We believe a 2.0x improvement in error performance compared to our previous QPUs coupled with our scaling approach, shows that we have a promising strategy for building increasingly higher performing QPUs to help our customers solve their most pressing problems.

Speed

One of the strengths of superconducting qubit technology, and our technology in particular, is that gate operations on superconducting processors are faster than other commercially available modalities today.

The speed of gate operations in superconducting qubits are determined by the intentional design of circuit elements on-chip and their optimized parameters, rather than relying on atomic properties. Our recently introduced Ankaa-3 system achieves a median gate time of 72 nanoseconds with universal iSWAP gates. A median gate time of 56 nanoseconds was achieved with the more specialized fSim gates. Median gate time is measured by internal testing.

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

Additionally, because errors must be identified at a specific physical location within the quantum processor in order to be corrected, those errors must also be well-localized within small regions of the quantum processor. For example, a qubit in one region must not induce errors on some distant qubit but rather be constrained to influencing errors on nearby qubits. This essential requirement underpins modern quantum error correction theory and practice.

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

As of December 31, 2024, we have 104 patents issued and 133 patents pending that are designed to protect our full-stack technology across hardware, software, and services. These patents cover a broad range of key technology areas of the business including (i) quantum computing systems, software and access; (ii) quantum processor hardware; (iii) algorithms and applications for problem solving; and (iv) chip design & fabrication.

We pursue international registration of our domain names and trademarks. We are the registered holder of a variety of domain name registrations, including “rigetti.com.” Our trademark registrations include “Rigetti” in the US, U.K. and EU.

Sales & Marketing

During this period of eQA, our go-to-market strategy is focused on being a leader in the key market segments driving the early application of quantum computing. Our sales and marketing efforts are focused on technology development and distribution partnerships with the leading organizations in these markets. In the U.S. government, for example, the Departments of Defense and Energy have each been making significant investments in quantum computing, and we have technology development partnerships with leading agencies and national laboratories.

We are pursuing similar arrangements with customers in other important vertical market segments, like finance, where we are developing specific expertise in several application areas and are collaborating with Moody’s, HSBC and Standard Chartered Bank. We also have distribution relationships with customers like Amazon Web Services, Microsoft Azure and Strangeworks.

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

Suppliers

We source our components from multiple industries including: from the electronics and semi-conductor industries with low-noise microwave components, CPUs, GPUs, FPGAs; from the cryogenic industry with dilution refrigerators and associated helium gas products; and from the semiconductor industry with silicon wafers and other specialty materials, tooling and measurement equipment.

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

To date, we have focused on developing a range of client relationships and research partnerships with:

●	Enterprise-sized organizations working on quantum-assisted breakthroughs in applications areas like drug discovery, network optimization, financial modeling, weather forecasting and fusion energy like NASA, Moody’s, Standard Chartered Bank, HSBC, AFRL, the U.S. DOE and certain military branches within the U.S. Department of Defense;
●	Materials science researchers and quantum algorithm developers at renowned laboratories like Fermilab, NASA Quantum Artificial Intelligence Laboratory and ORNL;
●	Quantum-focused software and algorithm companies like Phasecraft, Riverlane and Q-CTRL;
●	Cloud service providers like Amazon Web Services and Microsoft Azure; and
●	We also enter into multi-year technology development partnerships with organizations that possess specialized technical expertise and strong interests in advancing the development of quantum computing (as referenced in Business - Key Technology Development Partnerships). These organizations include DARPA, SQMS, and Innovate UK.

Competition

The quantum computing market is evolving and highly competitive. With the introduction of new innovations and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our current and prospective competitors include companies engaged in the research, development, and operation of quantum computing capabilities. Major companies now developing both quantum hardware and software include IBM, Google, Microsoft, IonQ, D-Wave, Quantinuum and PsiQuantum, among others. In addition, because of the importance of quantum computing, most large public cloud providers and traditional chip makers are researching and investing in quantum computing initiatives, in some cases seeking to build quantum computers. For example, Amazon and Intel are engaged in the research and development of quantum computers. A number of development-stage companies are also seeking to build quantum computers, quantum software and applications, and quantum cloud computing services.

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

We are also subject to numerous U.S. state, federal and foreign laws, regulations and rules related to privacy, data use and security. In addition, we are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities, and numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials.

See also “Risk Factors—Risks Related to Litigation and Government Regulation.”

Employees

Our deep and talented workforce is the key to our success. As of March 1, 2025, we employ 140 people globally, of which 137 were full-time employees. The majority of our employees are employed in the areas of quantum physics, chip and hardware engineering and software development. Most of our employees are based in the United States with the remainder based in the United Kingdom, Australia and Canada. In addition, we also engage a small number of consultants and contractors to enhance our research and development and selling general and administrative areas of our business.

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

Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. For example, in addition to our continuing investment in our technology roadmap we continue to invest in the expansion of and upgrades to our Fab-1 facility. The actual amounts we may be required to spend on these and other matters may be greater and more significant than our expectations. Further, pursuant to the Collaboration Agreement with Quanta, we agreed to invest at least $250 million in the field of quantum computing, in furtherance of our technology roadmap, over a five-year period commencing in February 2025.

In connection with the Collaboration Agreement, we entered into a Securities Purchase Agreement with Quanta, pursuant to which we agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of our Common Stock at a price per share of $11.58782, for an aggregate value of approximately $35.0 million. The closing of the private placement transaction is subject to regulatory clearance. If such regulatory clearance is not obtained by December 31, 2025, the Securities Purchase Agreement may be terminated by either party; in the event of such termination, the Collaboration Agreement may also be terminated by either party. If any of the termination events were to occur, we may never close the private placement with Quanta and/or we may never realize the anticipated benefits of the Collaboration Agreement, which may have a materially adverse impact on our business operations and our financial position or results of operations. See also “We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the manufacturing of our products, and these agreements and similar arrangements may never achieve their anticipated goals, which may have a materially adverse impact on our business operations and our financial position or results of operations.”

We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs for at least the next three years based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. Any funds we raise may not be sufficient to enable us to continue to implement our long-term business strategy. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and current and future military conflicts and wars around the world including related sanctions and tariffs and trade protection measures. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets deteriorate, it may make any necessary financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price, could require us to delay or abandon our business plans, and could require us to delay, limit, or substantially reduce our quantum computing development efforts.

If we are unable to obtain sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets in which case we may receive less than the value at which those assets are carried on our audited financial statements, and/or seeking protection under bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources, and it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distribution to stockholders. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our securities. We cannot anticipate all of the ways in which the economic climate and financial market and geopolitical conditions could adversely impact our business.

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

We are in our early stages and have a limited operating history, which makes it difficult to forecast the future results of our operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof.

Our business was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”) and with increasing levels of performance. As of the date hereof, we have deployed a quantum computer having 84 qubits with a 99.0% two-qubit gate fidelity utilizing iSWAP gates and 99.5% median two-qubit gate fidelity utilizing fSim gates based on internal testing. We are still in the technology development phase. Our scalable business model has not been formed as of yet and our technology roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. We have in the past changed our technology roadmap, including the anticipated milestones and timing thereof, including in each of the years ended 2018, 2022 and 2023. We may further update the technology roadmap in the future, including anticipated milestones and anticipated timeline for milestones. Furthermore, we may be unable to achieve the milestones in our technology roadmap on their announced anticipated timeline or at all, including our next generation of modular system architecture, targeted qubit counts and fidelities. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable, higher performing computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for sales of our on-premise quantum computers, QCaaS or QCS, increased competition, changes to technology, inability to scale up or improve performance of our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We incurred net losses of $201.0 million and $75.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $554.7 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue from our narrow quantum advantage or broad quantum advantage quantum computers, which may never occur. Even if our computers achieve narrow quantum advantage or broad quantum advantage, we may never become profitable.

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

Our operating results may be adversely affected by unfavorable economic and market conditions. In the future we may be required to record significant charges for impairment of our long-lived assets, other assets or investments.

An adverse change in market conditions, including a sustained decline in our stock price, negative changes to the Company’s position in the market, or lack of growth in demand for our products and services could be considered to be an impairment triggering event. Such changes in the future could impact valuation assumptions relating to the recoverability of assets and may result in impairment charges to our long-lived assets, other assets or investments, which would have a negative impact on our operating results and harm our business.

There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of intangible, and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease our projected cash flows or increase discount rates and could potentially result in an impairment charge. From time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

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

In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

●	attract new customers and grow our customer base;
●	maintain and increase the rates at which existing customers use our platform, sell additional products and services to our existing customers, and reduce customer churn;
●	invest in our platform and product offerings;
●	effectively manage organizational change;
●	accelerate and/or refocus research and development activities;
●	expand manufacturing and supply chain capacity;
●	increase sales and marketing efforts;
●	broaden customer support and services capabilities;
●	maintain or increase operational efficiencies;
●	implement appropriate operational and financial systems; and
●	establish and maintain effective financial disclosure controls and procedures.

Commercial traction of quantum computing technology may never occur. As noted above, there are significant technological challenges associated with developing, producing, marketing and selling products and services in the advanced technology industry, including our products and services, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or economic manner.

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

If large-scale development of our quantum computers commences, our computers may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair and design changes. Our quantum computers are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our computers. There can be no assurance that we will be able to detect and fix any defects in our quantum computers in a timely manner that does not disrupt our sales of products and services to our customers.

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

Our growth is dependent upon our ability to successfully sell quantum computers, expand our solutions and services, retain customers, bring in new customers and retain critical talent. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could have a negative impact on our business, financial condition and results of operations.

Our growth is dependent upon our ability to successfully market and sell our quantum computers, and quantum computing services and solutions. We do not have experience with the large-scale production and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and retention capabilities.

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently or experiencing unforeseen issues with the reliability of our technology, we could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.

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

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024 we had U.S. federal net operating loss carryforwards of approximately $282.0 million.

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes are subject to annual limitations because of prior cumulative changes in our ownership and may be further limited in the future if additional ownership changes occur. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes to offset future taxable income or tax liabilities is limited because of prior ownership changes, including changes in connection with the Business Combination (as described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and other transactions, and may be further limited in the future if additional ownership changes occur. See Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes.

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

Even if we complete development and achieve volume production of our quantum computers, if the cost, accuracy, performance characteristics or other specifications of our quantum computers fall short of our expectations, our business, financial condition and results of operations would be adversely affected.

Any future generations of hardware and software developed to demonstrate narrow quantum advantage and broad quantum advantage, each of which is an important anticipated milestone for our technology roadmap and commercialization, may not occur on our anticipated timeline or at all.

Our successful execution of our technology roadmap is based on the development of multiple generations of quantum computing systems and the achievement of our targeted qubit counts and fidelities, including hardware that demonstrates narrow quantum advantage and broad quantum advantage, each of which is an important anticipated milestone for our technology roadmap and commercialization. The future success of our technology roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in subsequent generations of our quantum computers.

If we are unable to achieve the increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed or may never occur. In the past we have failed to meet publicly announced milestones and may fail to meet projected milestones in the future. If our technology roadmap is delayed or never achieved, this would have a material impact on our business, financial condition or results of operations. See “We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations.”

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

In addition, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves. For example, we measure the performance of our systems by gate fidelity and median gate speed, among other ways, and utilized iSWAP gates and fSIM gates as part of our internal testing. To the extent others utilize the same gates in fidelity testing, they may apply the test differently and therefore there may be no comparability between such results.

There may be other measures that are utilized in the future to measure our progress and the progress of others in the industry and therefore undue reliance should not be placed on our current performance measures.

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

The markets in which we operate are rapidly evolving and highly competitive. As the marketplace continues to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include:

●	large, well-established tech companies that generally compete across our products, including Google, Microsoft, Amazon and IBM;

●	large research organizations funded by sovereign nations such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this Annual Report on Form 10-K and we believe additional countries in the future;
●	less-established public and private companies with competing technology, including companies located outside the United States; and
●	new or emerging entrants seeking to develop competing technologies.

We compete based on various factors, including technology, performance, open architecture, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and customer service organization and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, we must be able to achieve our objectives in a timely manner such that we don’t lose ground to competitors, including competing technologies. For example, our competitors may achieve certain narrow and/or broad quantum milestones faster than us, which may negatively impact our business and prospects. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

For all of these reasons, competition may have a negative impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.

We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.

We have historically generated most of our revenue from a limited number of customers. Revenue from U.S. government entities accounted for 54.2% and 74.2% of our total revenue for the years ended December 31, 2024, and December 31, 2023, respectively. Because of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 16 of our audited consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

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

We derive a significant portion of our revenue from contracts with U.S. federal and foreign governments and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. For the year ended December 31, 2024 and 2023, respectively, sales to government entities comprised 89.4% and 80.9% of our total revenue, respectively.

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

Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

●	Changes in government fiscal or procurement policies, or decreases in government funding available for procurement of goods and services generally, or for our federal government contracts specifically;
●	Government entities exercising termination for convenience rights on our existing government contracts with such government entities;
●	Changes in government programs or applicable requirements;
●	Restrictions in the grant of personnel security clearances to our employees;
●	Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;
●	Changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
●	Changes in the government’s attitude towards the capabilities that we offer;
●	Changes in the government’s attitude towards us as a company or our platforms;
●	Appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
●	The adoption of new laws or regulations or changes to existing laws or regulations;
●	Budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
●	Influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
●	Changes in political or social attitudes with respect to security or data privacy issues;
●	Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus pandemic; and
●	Increased or unexpected costs or unanticipated delays caused by other factors outside of our control.

Any of the foregoing events or activities, among others, could cause governments and governmental agencies to delay or refrain from entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payments with respect to our services to, or purchases from, existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.

Our ability to commercialize our quantum computers in the future may be dependent upon our relationships with cloud providers.

We currently offer access to quantum computing as a service (“Quantum Computing as a Service” or “QCaaS”), both directly to our end users with our own Quantum Cloud Services and indirectly to end users through public cloud providers such as Amazon Braket and Microsoft Azure Quantum who integrate our QCS into their own quantum computing platforms. These public cloud partners operate a service in direct competition with our providing direct access to QCS. In addition, we intend to partner with additional partners to provide access to our QCaaS. Cloud computing partnerships could be terminated, or not scale as anticipated, or even at all.

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

Any material change in our contractual and other business relationships with AWS or other cloud providers, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We buy our products and supplies from suppliers that manufacture and source products from the United States and abroad. We enter into agreements with many of our suppliers that provide us with exclusive or restrictive distribution rights, limiting our competitors’ ability to source materials from such suppliers. Our ability to identify and develop relationships with qualified suppliers and enter into exclusive or restrictive distribution rights agreements with suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. Any failure to maintain our relationship with any of our key suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or ongoing military conflicts and wars around the world, including related sanctions, may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier.

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

We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the manufacturing of our products, and these agreements and similar arrangements may never achieve their anticipated goals, which may have a materially adverse impact on our business operations and our financial position or results of operations.

We may enter into agreements with third parties for the manufacture and development of components for our current and future quantum computers. For example, in February 2025, one of our wholly-owned subsidiaries entered into the Collaboration Agreement with Quanta for the development of certain components to be incorporated into our current and future quantum computers. However, no statements of work were entered into by the parties in connection with the entry into the Collaboration Agreement, and there can be no assurance that we will ever enter into a statement of work with Quanta pursuant to the Collaboration Agreement. If no statement of work has been entered into by December 31, 2025, either party may terminate the Collaboration Agreement. In that instance, or if statements of work are entered into but do not achieve the anticipated results, we may never realize the anticipated benefits of the Collaboration Agreement. In addition, pursuant to the Collaboration Agreement, each of the parties agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Rigetti Sub product roadmap). If the Collaboration Agreement is terminated before Quanta fulfills any or all of its investment commitment, we may not receive the anticipated benefits from the Collaboration Agreement.

Further, we also entered into the Securities Purchase Agreement with Quanta in connection with the Collaboration Agreement, pursuant to which Quanta agreed to purchase in a private placement transaction certain shares of our common stock for an aggregate value of approximately $35 million (the “Private Placement”). However, the closing of the Private Placement is subject to, among other things, the expiration of a 30-day waiting period after our submission of a classification request to the Bureau of Industry and Security of the Department of Commerce (the “BIS Clearance”). If the BIS Clearance is not obtained by December 31, 2025, the Securities Purchase Agreement may be terminated by either party; in the event of such termination, the Collaboration Agreement may also be terminated by either party. If any of the termination events were to occur, we may never close the Private Placement and/or we may never realize the anticipated benefits of the Collaboration Agreement, which may have a materially adverse impact on our business operations and our financial position or results of operations.

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

We are reliant on third-party suppliers for components necessary to develop and manufacture our quantum computing solutions. Any of the following factors (and others) could have an adverse impact on the availability of these components:

●	our inability to enter into agreements with suppliers on commercially reasonable terms, or at all;
●	difficulties of suppliers ramping up their supply of materials to meet our requirements;
●	a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;

●	any reductions or interruption in supply, including disruptions to our global supply chain as a result of the ongoing military conflicts and wars around the world and sanctions related thereto (including as a result of disruptions in global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as our ability to control input costs) or otherwise;
●	financial problems of either manufacturers or component suppliers;
●	significantly increased freight charges, raw material costs, rising electrical power costs and other expenses associated with our business;
●	other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis;
●	a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;
●	a failure to adequately authorize procurement of inventory by our contract manufacturers; or
●	a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

If any of the aforementioned factors were to materialize, it could negatively impact our research and development efforts or cause us to halt production of our quantum computing solutions and/or entail higher manufacturing costs, any of which could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.

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

The success of our business is dependent upon the cost per qubit decreasing over the next several years as our quantum computers advance, which is based on achieving anticipated economies of scale related to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If we do not achieve economies of scale or if the anticipated cost savings do not materialize, we may be unable to achieve a lower cost per qubit, which would make our quantum computing solution less competitive than those produced by our competitors and could have a material adverse effect on our business, financial condition or results of operations. Due to macroeconomic headwinds, including inflation, we have experienced and may continue to experience increased costs, including with respect to labor and products.

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

In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit acceptance of our solutions. Negative publicity concerning our solutions or the quantum computing industry as a whole could limit acceptance of our solutions. We believe quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology.

If our clients and partners do not perceive the benefits of our solutions, or if our solutions do not drive member engagement, then demand for our products may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.

We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.

Our business depends on our quantum computing systems being available. We have experienced and may in the future experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced and may in the future experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations, or denial of service attacks or other security-related incidents. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

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

If we cannot successfully execute our strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.

The quantum computing market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. We believe that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum computing mature on a broad range of factors, including system architecture, error correction, performance and scale, ease of programming, user experience, markets addressed, types of data processed, and data governance and regulatory compliance. Our future success depends on our ability to continue to innovate and increase customer adoption of our quantum solutions. If we are unable to enhance our quantum computing systems to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently, or more securely than our platform, our business, financial condition and results of operations could be adversely affected.

We are highly dependent on our ability to attract and retain senior executive leadership and other key employees, such as quantum physicists, software engineers and other key technical employees, which is critical to our success. If we fail to retain talented, highly qualified senior management, engineers and other key employees or attract them when needed, such a failure could negatively impact our business.

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel. As we build our brand and become more well known, there is an increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals will have an adverse impact on the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is also important to our long-term success and may cause disruption to our business due to, among other things, diverting management’s attention away from the operations of the business or causing a deterioration in morale. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

The effective operation of our supply chain, including the acquisition of critical components and materials, the development and commercialization of our quantum computing technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties.

Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel in this competitive environment, we may experience delays in the development of our quantum computing technologies and otherwise be unable to develop and grow our business as projected, or even at all.

Our future growth and success depends on our ability to sell effectively to government entities and large enterprises.

Our potential customers tend to be government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are often fixed fee development contracts, which involve additional risks. See “-If our cost and time estimates for fixed fee arrangements do not accurately anticipate the cost of servicing those arrangements, we could experience losses on these arrangements or our profitability could be reduced. ”

In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangements. See “Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.”

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our quantum computers or our ability to develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, the lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers, QcaaS or QCS to our potential customers could be delayed, which would harm our business, financial condition and operating results.

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

We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having satisfactory terms to the Company, or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could harm our business and financial condition.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; loss of intellectual property or other confidential business information; and other adverse consequences, which may adversely affect our business.

In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process), proprietary, confidential, and sensitive data, including personal data, intellectual property, controlled unclassified information and trade secrets (collectively, sensitive information). Cybersecurity incidents such as malicious internet-based activity, online and offline fraud, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including through deep fakes or other attacks using artificial intelligence which may be increasingly more difficult to identify as fake, and phishing attacks) as well as natural disasters and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely.

Such threats are prevalent in the technology industry and our customers’ industries and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. The techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative measures or stop cybersecurity incidents from occurring or expanding in scope. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors, including nation-state-supported actors. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.

During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of cybersecurity incidents, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, our third-party information systems, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our platform is built to be accessed through third-party public cloud providers such as AWS. These providers may also experience cybersecurity incidents and attacks to their products which may impact our systems. Cybersecurity incidents may also result from non-technical means, such as actions by an employee with access to our systems. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures to protect our information technology systems and sensitive information. While we and our third-party cloud providers have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective and these measures could fail or may be insufficient. Although we take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect and remediate all vulnerabilities on a timely basis because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a cybersecurity incident has occurred.

In addition, applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of cybersecurity incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Actual or perceived cybersecurity incidents affecting sensitive information about the Company, our partners, our customers or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a cybersecurity incident in a timely manner, or it otherwise affects our customers or impacts our ability to operate our platform, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; material damage to our reputation; monetary fund diversions; diversions of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Cybersecurity incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Cybersecurity incidents also may result in current or future competitors obtaining sensitive information, including proprietary information.

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

In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations have varied and may continue to vary based in part on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, international trade relations and tariffs, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to execute our research and development plans or manufacture our products .

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

At times in the past, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, bank failures and uncertainty about economic stability. Any volatility or disruptions in market and economic conditions may have adverse consequences on us or the third parties on whom we rely. If general economic conditions were to deteriorate or remain uncertain for an extended period, our liquidity may be harmed and the trading price of our Common Stock could decline.

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

Our development contracts are often fixed fee arrangements invoiced on a milestone basis. If we underestimate the amount of effort required to deliver on a contract and/or the period of time required to achieve the milestone, our profitability could be reduced. If the actual costs of completing the contract exceed the agreed upon fixed price, we would incur a loss on the arrangement.

In the past we identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. These material weaknesses were subsequently remediated following implementation and testing of a series of new controls and procedures. If we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the past we identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. These material weaknesses were subsequently remediated following implementation and testing of a series of new controls and procedures.

We cannot ensure that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, in the future our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Any failure to maintain effective controls could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in additional material misstatements of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. In addition, we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources, and investors may lose confidence in our financial reporting and our stock price may decline as a result.

As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which in turn, could materially and adversely affect our business, financial condition and the market value of our common stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, the perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.

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

We currently maintain offices and have personnel in the United States, the United Kingdom, Australia and Canada. In the years ended December 31, 2024 and December 31, 2023, our non-U.S. revenue was approximately 41.4% and 7.6% of our total revenue, respectively. Depending on customer opportunities and our ability to access quantum engineering talent, we may continue to expand our international operations, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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

Risks Related to Litigation and Government Regulation

We are subject to stringent and evolving U.S. state, federal and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, data use and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and otherwise, could adversely affect us and our business.

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

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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

We have several contracts with various government entities, including contracts with the Defense Advanced Research Project Agency and the Department of Energy, among others, and we may enter into additional contracts with U.S. government entities in the future, which subjects our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

●	specialized disclosure and accounting requirements unique to government contracts;
●	cybersecurity safeguards and assessments beyond what are typically required by commercial equivalents;
●	financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
●	public disclosures of certain contract and company information; and
●	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

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

We are subject to government export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products and technologies are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain of our products and technology are subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

Further, the operation of our products within a fully operational quantum system may depend on products and technologies supplied by third parties. Changes in third party products or technologies or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and technologies to customers or, in some cases, prevent sales of our products and technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and technologies, or in our decreased ability to sell our products and technologies to existing or potential customers. Any decreased use of our products and technologies or limitation on our ability to sell our products and technologies would likely adversely affect our business, financial condition and results of operations.

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

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on recoverable amounts. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business prospects, operating results, and financial condition. We may face an inherent risk of exposure to claims in the event our quantum computers do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum computers and business and inhibit or prevent the commercialization of other future quantum computers, which would have material adverse effects on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, which could adversely affect our business, results of operations and reputation.

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

Even if our patent applications succeed, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The intellectual property rights of others could bar us from licensing and exploiting any patents that issue from our pending applications, and the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that require license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

In the twelve-month period ended December 31, 2024, the market price of our Common Stock varied between a high of $19.35 on December 27, 2024 and a low of $0.66 on September 9, 2024 and the market price of our Public Warrants varied between a high of $8.60 on December 27, 2024 and a low of $0.06 on September 23, 2024. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Common Stock or Public Warrants regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

●	our ability to meet our technological milestones, including any delays;
●	changes in the industries in which we and our customers operate;
●	variations in our operating performance and the performance of our competitors in general;
●	material and adverse impact of military conflicts and wars around the world;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	publication of research reports by securities analysts about us or our competitors or our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
●	additions and departures of key personnel;

●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving the Company;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Stock available for public sale, including the significant percentage of shares of our Common Stock that may be offered for resale;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance, including with respect to our technology roadmap;
●	the development and sustainability of an active trading market for our stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including recessions, increases in inflation and interest rates, disruptions to banking systems, foreign currency fluctuations, international tariffs, social, political and economic risks, natural disasters, acts of war (including the conflict involving Russia and Ukraine), terrorism or responses to such events.

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

The volatility in our stock price can also affect the listing of our Common Stock on the Nasdaq Capital Market. To maintain such listing, we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. In September 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, indicating that, based on the closing bid price for the previous 30 days, the listing of our Common Stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share. While we regained compliance in November 2024, there can be no assurance that we will be able to maintain compliance with the Nasdaq Capital Market continued listing requirements in the future or regain compliance with respect to any future deficiencies. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock because of that delisting would adversely affect our ability to raise capital on terms acceptable to us, or at all.

The filing of this Annual Report on Form 10-K will render us a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act because our non-affiliated common stock public float was above $700.0 million as of the relevant determination date. We are therefore currently able to take advantage of the benefits associated with being a well-known seasoned issuer, such as filing a new shelf registration statement on Form S-3ASR that would be automatically effective upon filing (a “Form S-3ASR”). If at a specific measurement time in the future, our public float is below $700.0 million, we may no longer qualify as a well-known seasoned issuer and suffer negative consequences. If we do not qualify as a well-known seasoned issuer, we will not be able to file automatic shelf registration statements on Form S-3ASR and enjoy the benefits associated with such registration statements, such as automatic effectiveness immediately upon filing, permitting companies to omit more information from the base prospectus than permitted for other shelf registration statements, allowing companies to register unspecified amounts of securities and doing so without allocating among securities or between primary and secondary offerings, and permitting companies to pay filing fees on a “pay-as-you-go” basis at the time of each takedown from the shelf registration statement. We would also need to convert any Form S-3ASR to a non-automatic shelf registration statement. Not qualifying as a well-known seasoned issuer could also impact the views or perceptions of investors and analysts and may influence investors’ willingness to purchase or hold our securities or analysts’ recommendations regarding our securities.

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

The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq, and other applicable securities rules and regulations that impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and made some activities more time-consuming and costly. Changes we have made and any changes we make in the future to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

To achieve compliance with Sarbanes-Oxley Act Section 404, we engaged in a process to enhance our internal control over financial reporting, which was both costly and challenging. Despite our efforts, there is a risk that we will not be able to conclude in the future, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. See In the past we identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. These material weaknesses were subsequently remediated following implementation and testing of a series of new controls and procedures. If we identify additional material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.

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

The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition and results of operations. Compliance with these rules and regulations increase our legal and financial compliance costs and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to shareholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of the disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors.

Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of the business, which could adversely affect our business, financial condition, and results of operations.

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

Our quarterly operating results have and may fluctuate significantly and could fall below the expectations of securities analysts and investors due to many factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results have and may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;
●	profitability of our products, especially in new markets and due to seasonal fluctuations;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to our products;
●	changes in consumer preferences and competitive conditions; and
●	expansion to new markets.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our securities.

Securities research analysts have and may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts fails to publish reports on us regularly, our share price or trading volume could decline. If analysts cease coverage of us, the market price and volume for our securities could be adversely affected.

Sales of our securities, or the perception of such sales, by us or holders of our securities in the public market or otherwise could cause the market price for our securities to decline, and even in such case, certain holders of our securities may still have an incentive to sell our securities.

The sale of our securities in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of shares of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell securities in the future at a time and price which we deem appropriate. Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.

The market price of our Common Stock could decline if holders of our shares sell them, including pursuant to resale registration statements, or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

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

Furthermore, we currently have on file with the SEC an effective shelf registration statement on Form S-3 with a remaining available balance as of March 1, 2025 of $50 million (original balance of $250 million), which allows us to offer and sell any combination of common stock, common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon exercise of warrants from time to time (the “Form S-3”). Upon filing this Annual Report on Form 10-K, we now qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act. For so long as we qualify as a “well-known seasoned issuer,” we may also issue an unspecified amount of shares of our common stock, preferred stock, debt securities and warrants pursuant to the Form S-3ASR. Sales of such securities under the Form S-3 or Form S-3ASR may be dilutive to existing securities holders and could cause the price of our securities to decline.

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

As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of June 30, in which case we would no longer be an emerging growth company as of the following fiscal year. We do not know if investors find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Our Certificate of Incorporation and bylaws of the Company (the “Bylaws”) and the General Corporation Law of the State of Delaware (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the board of directors of Rigetti (the “Board”) and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

●	providing for a classified board of directors with staggered, three-year terms;
●	the ability of the Board to issue up to 10,000,000 shares of preferred stock, including “blank check” preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change of control;
●	provide that the authorized number of directors may be changed only by the resolution of the Board;
●	provide that, subject to the rights of the holders of any series of preferred stock, any individual director or directors may be removed only with cause by the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;
●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent or electronic transmission;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	provide that special meetings of our stockholders may be called by the chairperson of the Board, the chief executive officer or by the Board pursuant to a resolution adopted by a majority of the total number of authorized directors; and
●	not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.

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

The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee, or stockholder of Rigetti to Rigetti or our stockholders; (iii) any action or claim against the Company or any current or former director, officer or other employee or stockholder of the Company, arising out of or pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws; (iv) any action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; (v) any action or claim as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any action against the Company or any current or former director, officer or other employee or stockholder of the Company, governed by the internal-affairs doctrine of the law of the State of Delaware, in all cases to the fullest extent permitted by law. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court (including claims arising under the Exchange Act), or for which such court does not have subject matter jurisdiction, or to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States federal district courts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

As a result, included in our balance sheets as of December 31, 2024 and December 31, 2023 contained in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. Our balance sheets as of December 31, 2024 and December 31, 2023 also include liabilities for Sponsor Vesting Shares, which are remeasured to fair value at each balance sheet date, with the resulting non-cash gain or loss related to the change in fair value being recognized in earnings in the consolidated statements of operations. As a result of the recurring fair value measurements, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control.

Due to the recurring fair value measurements, we expect that we will recognize non-cash gains or losses on our Warrants and Sponsor Vesting Shares each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

As of December 31, 2024, the following warrants were outstanding:

●	Public Warrants and Private Warrants to purchase an aggregate of 13,074,972 shares of Common Stock with an exercise price of $11.50 per share.
●	Series C Warrants (as defined herein) to purchase 793,800 shares of Common Stock with an exercise price of $0.01.
●	Other Warrants to purchase 2,715,755 shares of our common stock, including a Customer Warrant (as defined herein) to purchase an aggregate of 2,680,607 shares of Class A Common Stock with an exercise price of $1.152 per share.

To the extent the aforementioned warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Warrants will be unlikely to exercise their warrants. On March 5, 2025, the last reported sales price of our Common Stock was $8.18 per share.

Sales of substantial shares in the public market or the fact that warrants may be exercised could adversely affect the market price of our Common Stock. There is no guarantee that the Public Warrants or Private Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless. See “The warrants may never be in the money, and they may expire worthless and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.”

The terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

The warrants were issued in registered form under a warrant agreement (the “warrant agreement”) between American Stock Transfer & Trust Company, as warrant agent, and Supernova. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Warrants or any provision of the warrant agreement with respect to the Private Warrants, 50% of the number of the then outstanding Private Warrants.

Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such Public Warrants worthless.

When the price per share of our Common Stock equals or exceeds $18.00, we may redeem the outstanding warrants in whole and not in part, at a price of $0.01 per warrant as follows:

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the shares of our Common Stock equals or exceeds $18.00 per share on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

If the foregoing conditions are satisfied, we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. Any such exercise would not be done on a “cashless” basis and would require the exercising warrant holder to pay the exercise price in cash for each warrant being exercised. The price of the shares of our Common Stock may fall below the $18.00 redemption trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

When the price per share of our Common Stock equals or exceeds $10.00, we may redeem the outstanding warrants in whole and not in part, at a price of $0.10 per warrant as follows:

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption as described below; and
●	if, and only if, the closing price of our Common Stock equals or exceeds $10.00 per share on the trading day prior to the date on which we send the notice of redemption to the warrant holders.

Beginning on the date the notice of redemption is given until the warrants are redeemed or exercised, holders may elect to exercise their warrants on a cashless basis and could potentially receive up to a maximum of 0.361 shares of Common Stock per warrant or a minimum of 0.034 shares of Common Stock per warrant. The number of shares of Common Stock that a warrant holder will ultimately receive upon a cashless exercise in connection with a redemption by us, is based on the fair market value of our Common Stock on the redemption date, determined based on the volume weighted average price of our Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, as set forth in a table in the warrant agreement.

The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying shares price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares of Common Stock received is capped at 0.361 per share of Common Stock per warrant (subject to adjustment) irrespective of the remining life of the warrants.

None of the Private Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Supernova Partners II LLC (“Supernova Sponsor”) or its permitted transferees.

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

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Stock which could cause stockholders to lose their investments.

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

Our information security function is supported by members of our legal team and a third party service provider, which helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. This team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools; subscribing to and analyzing reports and services that identify cybersecurity threats; conducting scans of our threat environment; evaluating threats reported to us; conducting vulnerability assessments to identify vulnerabilities; and analyzing external threat intelligence feeds.

Depending on the environment, product, or system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: performing risk analyses, establishing an incident response policy, having vulnerability management processes, and implementing certain security certificates for certain functions of our business; encrypting certain data, using network security controls; segregating data; maintaining access and physical security controls; managing, tracking, and disposing of assets; and monitoring our systems. In addition, we may refer to and perform assessments against the Center for Internet Security’s Critical Security Controls to help inform our cybersecurity program, as well as perform assessments such as penetration tests.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register; (2) our information security function works with management, including our Chief Technology Officer (“CTO”), to prioritize our risk management processes and mitigate cybersecurity threats that could more likely lead to a material impact to our business; (3) our senior management/committee evaluates material risks from cybersecurity threats against our overall business objectives and on a quarterly basis reports to the cybersecurity subcommittee of the audit committee of the board of directors, with the cybersecurity subcommittee reporting to the audit committee of the board of directors, which oversees our cybersecurity risk as part of our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms; threat intelligence service providers; cybersecurity consultants; and cybersecurity software and managed cybersecurity service providers. We use third-party service providers to perform a variety of functions throughout our business, such as application providers and public cloud providers, as well as various third-party suppliers that support our manufacturing and development processes. We use certain vendor management processes to manage cybersecurity risks associated with our use of these providers, which includes reviewing the written information security programs of certain of our vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. This can extend to contingent workers as well, who are required to complete background investigations and agree to adhere to policies, including for privacy and cybersecurity.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee, and specifically the subcommittee for cybersecurity, is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by our legal team along with third-party service providers in coordination with the CTO. The CTO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CTO is responsible for approving budgets, helping prepare for potential cybersecurity incidents, approving technical cybersecurity processes, and reviewing security assessments and other security-related reports.

Our CTO has over 20 years of experience in engineering and information technology management at various organizations. Our CTO collaborates regularly with our third-party service provider who provides a fractional Chief Information Security Officer, who has extensive experience in cybersecurity and a certification as a CISSP.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances in accordance with the incident response policy, including the CTO, CFO, CEO, and others. Our information security function, together with our CTO, works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the cybersecurity subcommittee of the board of directors’ audit committee for certain cybersecurity incidents in accordance with the incident response plan. The cybersecurity subcommittee receives periodic reports from the CTO, which reflect input from the third-party service provider, concerning the Company’s risk profile, including significant cybersecurity threats and risk and the processes the Company has implemented to address them. The cybersecurity subcommittee also has access to various reports, summaries and presentations related to cybersecurity threats, risk and mitigation.

Cybersecurity Threats

As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, we have in the past and also anticipate in the future we will be subject to cybersecurity incidents. We have in place insurance coverage designed to provide coverage in connection with cybersecurity incidents, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; loss of intellectual property or other confidential business information; and other adverse consequences, which may adversely affect our business.

ITEM 2.             PROPERTIES

Our principal office is located in Berkeley, California, where we lease approximately 15,625 square feet pursuant to a lease that expires October 31, 2028. Our Fab-1 facility is located in Fremont, California, where the company leases approximately 53,800 square feet pursuant to a lease that expires September 30, 2029. We also have offices for our international operations in the United Kingdom and Australia. We believe that our existing facilities are adequate to meet our current requirements. See Note 13 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

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

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock and public warrants trade on The Nasdaq Capital Market under the symbols “RGTI” and “RGTIW,” respectively.

Stockholders

As of March 5, 2025, there were approximately 106 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Equity Compensation Plan Information

Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers.

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $201.0 million and $75.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. We expect to continue to incur additional losses for the foreseeable future as we invest in research and development and infrastructure in line with our long-term business strategy. As of December 31, 2024, we had an accumulated deficit of $554.7 million. We believe that our existing cash, cash equivalents and marketable securities should be sufficient to meet our anticipated operating cash needs for at least the next three years and possibly longer based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financing or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans.

Key achievements include the launch of our 84-qubit Ankaa-3 system, our newest flagship quantum computer featuring an extensive hardware redesign. We also achieved major two-qubit gate fidelity milestones with Ankaa-3: successfully halving error rates in 2024 to achieve a 99.0% median two-qubit iSWAP gate fidelity, as well as demonstrating a 99.5% median two-qubit fidelity with fSim gates.

In 2025, we plan to introduce the next generation of our modular system architecture, while aiming to continue to increase fidelities. By mid-year 2025, we expect to release a 36-qubit system based on four 9-qubit chips tiled together, with a targeted 2x reduction in error rates from our error rates achieved at the end of 2024. By the end of 2025, we expect to release a system with over 100 qubits with a targeted 2x reduction in error rates from our error rates achieved at the end of 2024.

We believe that we will be able to achieve our plans for 2025 described above and elsewhere in this Annual Report on Form 10-K; however, we face various risks and uncertainties relating to our business that could cause actual results to differ materially from our expectations stated herein. This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Quanta Collaboration Agreement

In February 2025, our wholly-owned subsidiary, Rigetti Sub, entered into the Collaboration Agreement with Quanta, whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components listed in such statement of work that meet the specifications and requirements provided by Rigetti Sub. “Covered Components” may include control systems, dilution refrigerators, flexible cables, and select other non-QPU components suitable for Rigetti Sub’s quantum computing products. No statements of work were entered into by the parties in connection with the entry into the Collaboration Agreement. In addition, the parties have each agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Rigetti Sub product roadmap). In connection with the Collaboration Agreement, on February 27, 2025, we entered into a Securities Purchase Agreement with Quanta, pursuant to which we agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of our Common Stock at a price per share of approximately $11.59, for an aggregate value of approximately $35.0 million. The closing of the private placement transaction is subject to regulatory clearance.

Macroeconomic Considerations

Results of our operations have varied and may continue to vary based on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, interest rates, financial and credit market fluctuations, international trade relations and tariffs, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect our business, including progress toward the development of quantum computing. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital if needed, or our liquidity could otherwise be impacted, and the trading price of our Common Stock could decline.

For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors,” including the risk factor titled “Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.”

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following tables set forth our results of operations for the years indicated (in thousands):

	Year Ended
	December 31,		2024 vs. 2023
	2024	2023	$ Change	% Change
Revenue	$10,790	$12,008	$(1,218)	(10)%
Cost of revenue	5,093	2,800	2,293	82%
Total gross profit	5,697	9,208	(3,511)	(38)%
Operating expenses:
Research and development	49,750	52,768	(3,018)	(6)%
Selling, general and administrative	24,457	27,744	(3,287)	(12)%
Restructuring	—	991	(991)	NM
Total operating expenses	74,207	81,503	(7,296)	(9)%
Loss from operations	(68,510)	(72,295)	3,785	(5)%
Other income (expense), net
Interest expense	(3,255)	(5,779)	2,524	(44)%
Interest income	5,113	5,076	37	1%
Change in fair value of derivative warrant liabilities	(90,168)	(1,160)	(89,008)	NM
Change in fair value of earn-out liabilities	(43,742)	(949)	(42,793)	NM
Loss on extinguishment of debt	(426)	—	(426)	NM
Total other expense, net	(132,478)	(2,812)	(129,666)	4,611%
Net loss before provision for income taxes	(200,988)	(75,107)	(125,881)	168%
Provision for income taxes	—	—	—
Net loss	$(200,988)	$(75,107)	$(125,881)

*NM - Not Meaningful

Revenue

Revenue decreased by $1.2 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023. The decrease was primarily due to a $2.0 million reduction in QCaaS revenue for the year ended December 31, 2024, offset in part by higher revenue from development contracts and sales of QPUs.

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

Cost of Revenue

Cost of revenue increased by $2.3 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023. The increase in cost of revenue was primarily due to a change in the composition of our revenue and variability in the pricing and terms of our development contracts. During the year ended December 31, 2024, we entered into a new contract to deliver a 24-qubit quantum computing system having higher costs and a lower gross margin profile than most of our other contracts. The increase in cost of revenue resulting from the unfavorable mix was partially offset by the impact of lower revenue.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and Development

Research and development expenses decreased by $3.0 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023.

The decrease in research and development expenses for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was largely due to a $0.9 million decrease in salaries and employee related costs due to our February 2023 restructuring and because more engineering time was used to deliver revenue, and a $2.8 million decrease in IT costs due to systems rationalization, offset in part by a $0.8 million increase in bonus expenses. All other research and development costs decreased by a cumulative $0.1 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023.

We anticipate that R&D expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $3.3 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023.

The decrease for the year ended December 31, 2024, when compared to the year ended December 31, 2023, was primarily due to $2.2 million of expense recognized in the year ended December 31, 2023 for the forward agreement with Ampere Computing and a $0.8 million impairment charge recognized in the year ended December 31, 2023 for deferred offering costs. Costs related to accounting services and public company compliance decreased by $1.2 million during the year ended December 31, 2024, because many of these activities were either performed more efficiently or have been brought in-house. These decreases were partially offset by a $1.1 million increase in stock-based compensation expenses for the year ended December 31, 2024. Stock compensation expenses were favorably impacted during the year ended December 31, 2023 due to forfeitures resulting from the February 2023 restructuring. All other expenses decreased by a cumulative $0.2 million for year ended December 31, 2024, when compared to the year ended December 31, 2023.

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

Other Income (Expense), net

Interest Expense

Our outstanding debt with Trinity Capital, Inc., which we repaid in full in December 2024, carried a variable rate of interest. Interest expenses decreased by $2.5 million for the year ended December 31, 2024, when compared to the year ended December 31, 2023. The reduction in interest expense was due to regular principal repayments throughout the year and prepayment of the remaining outstanding principal balance in December 2024.

A discussion regarding the prepayment of our outstanding debt with Trinity Capital Inc. is included in Note 8 to our consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

Interest Income

Interest income remained consistent at $5.1 million for each of the years ended December 31, 2024 and December 31, 2023. Slight changes in interest income during the years ended December 31, 2024 and December 31, 2023 were due to fluctuations in the balances of our invested cash and available-for-sale investments and rates of interest earned on our investments.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of warrant liabilities is included in Note 9 to our consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

The change in fair value of warrant liabilities for the year ended December 31, 2024 was a loss of $90.2 million, compared to a loss of $1.2 million for the year ended December 31, 2023. The increase in loss for the year ended December 31, 2024 was primarily due to the change in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 10 to our consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

The change in fair value of our earn-out liabilities for the year ended December 31, 2024 was a loss of $43.7 million, compared a loss of $0.9 million for the year ended December 31, 2023. The increase in loss for the year ended December 31, 2024 was primarily due to the change in our stock price and related share price volatility.

Loss on Extinguishment of Debt

On December 9, 2024, we prepaid in full all amounts owed under our Amended Loan Agreement with Trinity Capital Inc. We prepaid an aggregate of $9.5 million in outstanding principal balance, final payment fees of $0.9 million, plus accrued interest and a prepayment premium aggregating $0.1 million. During the year ended December 31, 2024, the Company recorded a $0.4 million loss on the prepayment and extinguishment of the outstanding principal balance owed under the Amended Loan Agreement.

Provision for Income Taxes

We did not record income tax expense during the years ended December 31, 2024 or December 31, 2023 due to the Company’s loss position and full valuation allowance.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since inception. Historically, we financed our operations primarily through the sale and issuance of common stock preferred stock, warrants, convertible notes, debt and revenues. During the years ended December 31, 2024 and December 31, 2023, we incurred net losses of $201.0 million and $75.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $554.7 million, and we expect to incur additional losses for the foreseeable future.

On November 27, 2024, we closed securities purchase agreements with two institutional investors pursuant to which we received net proceeds of $96.0 million from the sale of 50,000,000 shares of our common stock. On March 14, 2024, we entered into an At-the-Market Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Needham & Company, LLC, pursuant to which we could offer and sell shares of our common stock from time to time having an aggregate offering price of up to $100 million. During the year ended December 31, 2024, we received net proceeds of $97.5 million from the sale of 68,809,485 shares of our common stock pursuant to the ATM Agreement.

In addition, on August 11, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley, pursuant to which we had the right to sell shares of our common stock in an aggregate amount up to the lesser of (i) $75 million and (ii) an amount not to exceed 23,648,889 shares of our common stock, subject to certain limitations and conditions.

We received net proceeds of $12.8 million in 2024 and $20.5 million in 2023 from the sale of the maximum 23,648,889 shares of our common stock (inclusive of 171,008 shares issued to B. Riley in 2022 as consideration for the Purchase Agreement) pursuant to the Purchase Agreement. There are no remaining shares available for sale under the Purchase Agreement, and the Purchase Agreement has terminated.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next three years based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors including those described in the section titled “Risk Factors” in this Annual Report on Form 10-K. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. A recession or market corrections resulting from the impact of macroeconomic conditions could materially affect our business and the value of our securities.

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

Net cash used in operating activities during the year ended December 31, 2024 was $50.6 million, primarily resulting from our net loss of $201.0 million, partially offset by non-cash expenses totaling $153.4 million. Changes in operating assets and liabilities had a $3.1 million unfavorable impact on net cash used in operating activities for the year ended December 31, 2024.

Net cash used in operating activities during the year ended December 31, 2023 was $50.6 million, primarily resulting from our net loss of $75.1 million, partially offset by non-cash expenses totaling $25.0 million. Changes in operating assets and liabilities had a minimal impact on net cash used in operating activities for the year ended December 31, 2023.

Cash used in operating activities during the year ended December 31, 2024 of $50.6 million was virtually unchanged when compared to the year ended December 31, 2023. Our net loss increased by $125.9 million to $201.0 million during the year ended December 31, 2024. Non-cash charges impacting our net loss increased by $128.4 million to $153.4 million during the year ended December 31, 2024, from $25.0 million during the year ended December 31, 2023. Changes in operating assets and liabilities had a $2.6 million unfavorable impact on the change in cash used in operating activities during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Cash Flows (Used in) Provided by Investing Activities

Cash used in investing activities during the year ended December 31 2024 totaled $78.4 million, resulting from $224.8 million of purchases of available-for-sale securities and $11.1 million of purchases of property and equipment, offset in part by $157.5 million of maturities of available-for-sale securities.

Cash provided by investing activities during the year ended December 31 2023 totaled $0.8 million, resulting from $119.1 million of maturities of available-for-sale securities, offset in part by $9.1 million of purchases of property and equipment and $109.3 million of purchases of available-for-sale securities.

Investments in property and equipment relate primarily to process computing equipment, quantum computing refrigerators, and development tools for our chip fabrication facility.

Net cash provided by investing activities during the year ended December 31, 2024 decreased by $79.1 million when compared to the year ended December 31, 2023, due to higher purchases of available-for-sale securities and property and equipment, offset in part by higher maturities of available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the year ended December 31, 2024 totaled $175.5 million, reflecting proceeds of $12.8 million, net of commissions, from the sale of 10.1 million shares of common stock to B. Riley through our prior Purchase Agreement with B. Riley, proceeds of $97.5 million, net of commissions, from the sale of 68.8 million shares of common stock under our ATM Agreement, proceeds of $96.0 million, net of commissions, from the sale of 50.0 million shares of common stock through a registered direct offering and proceeds of $0.6 million from the exercise of stock options and warrants.

The favorable impact from the various stock offerings was offset in part by principal repayments and prepayment and final payment fees of $23.3 million under the loan agreement we had with Trinity Capital Inc., net payments of $6.3 million for tax withholdings from sell-to-cover for equity award transactions and payments of $1.8 million for offering costs. In connection with the repayments, prepayment and final payment fees under the loan agreement, we terminated the loan agreement.

Cash provided by financing activities during the year ended December 31, 2023 totaled $13.2 million, reflecting $20.5 million of proceeds, net of commissions, from the sale of 13.4 million shares of common stock to B. Riley through our prior Purchase Agreement with B. Riley, and proceeds of $1.1 million from the exercise of stock options and warrants, offset in part by principal repayments of $8.3 million under the loan agreement with Trinity Capital Inc. and payments of $0.1 million for offering costs.

Net cash provided by financing activities during the year ended December 31, 2024 increased by $162.2 million when compared to the year ended December 31, 2023, largely due to an increase in sales of common stock under the ATM Agreement and registered direct offerings and sales of shares to B Riley, net of commissions and offering costs, offset in part by higher principal repayments and prepayment and final payment fees under the loan agreement with Trinity Capital, Inc. and net payments of tax withholdings for sell-to-cover equity award transactions. We expect to continue to finance our cash needs primarily through cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources.

Critical Accounting Estimates

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

While our significant accounting policies are described in the Notes to our consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K, we believe the following critical accounting estimates are most important to understanding and evaluating our reported financial results.

Public Warrants and Private Warrants

As of December 31 2024, there were 13,074,972 Warrants outstanding, consisting of 1,992,102 Private Warrants and 11,082,870 Public Warrants. Each whole warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustments and will expire on March 2, 2027 at 5:00 p.m., New York City time or earlier upon redemption or liquidation.

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

Since the Private Warrants meet the definition of a derivative, we recorded the Private Warrants as liabilities in the consolidated balance sheet at fair value upon the closing of the Business Combination (described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.

The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario in which there is not an effective registration statement, the warrant holders have a cap, 0.361 shares of Common Stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise. Subsequent to the separate listing and trading of the Public Warrants, the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants and the fair value of the Private Warrants are measured using the Black-Scholes option-pricing model.

On the consummation of the Business Combination, we recorded a liability related to the Private Warrants of $9.6 million, with an offsetting entry to additional paid-in capital . There are a number of variables impacting the Black-Scholes option-pricing model used to value the derivative liability for the Private Warrants. The most impactful variable is the price of our Common Stock. The derivative liability for the Private Warrants will correspondingly increase or decrease as the price of our Common Stock increases or decreases.

As of December 31, 2024 and December 31, 2023 the fair value of the derivative liability for the Private Warrants was $22.8 million and $1.6 million, respectively, with the change in the fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Similarly, on the consummation of the Business Combination, we recorded a liability related to the Public Warrants of $16.3 million, with an offsetting entry to additional paid-in capital. As of December 31, 2024 and December 31, 2023 the fair value of the derivative liability for the Public Warrants was $70.3 million and $1.3 million, respectively, with the change in the fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Earn-Out Liabilities

On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”). Upon the closing of the Business Combination, SNII, Supernova Partners II, LLC and SNII’s directors and officers (collectively the “Sponsor Holders”) subjected certain shares of our Common Stock that they own ( the “Sponsor Vesting Shares”) to forfeiture and vesting as of the Closing if thresholds related to the weighted average price of our Common Stock are not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the closing of the Business Combination will be forfeited. The price thresholds for vesting under the sponsor support agreement are $12.50 and $15.00.

The Sponsor Vesting Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor Holders include outcomes that are not solely indexed to our Common Stock.

The aggregate fair value of the Sponsor Vesting Shares at the time of the closing of the Business Combination was estimated using a Monte Carlo simulation model and was determined to be $20.4 million. There are a number of variables impacting the Monte Carlo simulation model used to value the Earn-Out liability. The most impactful variable is the price of our Common Stock. The Earn-out liability will correspondingly increase or decrease as the price of our Common Stock increases or decreases. As of December 31, 2024, the Earn-Out Triggering Events were not achieved for any of the Sponsor Vesting Shares. As of December 31, 2024 and December 31, 2023, the fair value of the earn-out liabilities was $45.9 million and $2.2 million, respectively, with the change in the fair value of the earn-out liabilities recorded in the consolidated statements of operations each reporting period.

The $12.50 vesting condition for 2,479,000 shares of Common Stock held by the Sponsor Holders was satisfied in February 2025.

Revenue Recognition

Revenue consists primarily of our contracts that provide access to Rigetti quantum computing systems, collaborative research services, professional services, and the sale of QPUs and custom quantum computing components. Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (i.e., quantum computing subscriptions) is recognized on a ratable basis over the subscription term, which can range from monthly to two years. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. Revenue related to collaborative research services and professional services is recognized over time based on completed milestones or hours or costs incurred as appropriate. Revenue for partially completed milestones deemed probable of being met is recognized using an input measure based on actual labor hours incurred to date relative to total estimated labor hours needed to complete the milestone. Revenue related to cost share contracts is recognized as the reimbursable costs are incurred.

For fixed price milestone-based contracts, revenue is recognized based on the input measure explained above as control is expected to transfer over the time period a milestone is completed. Revenue related to the sale of QPUs and custom quantum computing components is recognized at a point in time, and upon customer acceptance for custom quantum computing components.

Our fixed fee development contracts vary in term from one to five years, with the majority of such contracts having a term of six months to two years. When establishing the pricing for our fixed fee arrangements, we determine the pricing based on estimated costs to complete and expected margins taking into account the scope of work outlined within the contract being evaluated and our historical experience with similar services and contracts. Actual costs incurred over the period in which these contracts are fulfilled could vary from these estimates and therefore, these estimates are subject to uncertainty. On a quarterly basis, management reviews the progress with respect to each contract and its related milestones and evaluates whether any changes in estimates exist. As a result of the quarterly reviews, revisions in the estimated effort to complete the contract are reflected in the period in which the change is identified.

These revisions may impact the overall progress related to transfer of control and therefore result in either increases or decreases in revenues as well as increases or decreases in fulfillment costs and contract margins. In accordance with ASC No. 250, Accounting

Changes and Error Corrections, any changes in estimates are reflected in our consolidated statements of operations in the period in which the circumstances that give rise to the revision become known to management. To date, we have not experienced any changes in estimates that have had a material impact on our results from operations or financial position.

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

Our contracts with customers may include renewal, upgrade rights or other options at fixed prices. Determining whether such options are considered distinct performance obligations that provide the customer with a material right and therefore should be accounted for separately requires significant judgment. Judgment is required to determine the standalone selling price for each renewal option to determine whether the renewal pricing is reflective of standalone selling price or is reflective of a discount that would provide the customer with a material right. Based on our assessment of standalone selling prices, we determined that certain of the Company’s sales contracts for the Novera QPU contain material upgrade rights which have been deferred.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Following the Business Combination (described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), we still qualify as an emerging growth company and plan to take advantage of the extended transition period that emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

Stockholders and Board of Directors

Rigetti Computing, Inc.

Berkeley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rigetti Computing, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Spokane, Washington

March 7, 2025

RIGETTI COMPUTING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$67,674	$21,392
Available-for-sale investments - short-term	124,420	78,537
Accounts receivable	2,427	5,029
Prepaid expenses	3,156	1,938
Other current assets	9,081	771
Total current assets	206,758	107,667
Available-for-sale investments - long-term	25,068	—
Property and equipment, net	44,643	44,483
Operating lease right-of-use assets	7,993	7,634
Other assets	325	129
Total assets	$284,787	$159,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,590	$5,772
Accrued expenses and other current liabilities	8,005	8,563
Current portion of deferred revenue	113	343
Current portion of debt	—	12,164
Current portion of operating lease liabilities	2,159	2,210
Total current liabilities	11,867	29,052
Debt, less current portion	—	9,894
Deferred revenue, less current portion	698	—
Operating lease liabilities, less current portion	6,641	6,297
Derivative warrant liabilities	93,095	2,927
Earn-out liabilities	45,897	2,155
Total liabilities	158,198	50,325
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 283,546,871 shares issued and outstanding at December 31, 2024 and 147,066,336 shares issued and outstanding at December 31, 2023	29	14
Additional paid-in capital	681,202	463,089
Accumulated other comprehensive income	105	244
Accumulated deficit	(554,747)	(353,759)
Total stockholders’ equity	126,589	109,588
Total liabilities and stockholders’ equity	$284,787	$159,913

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year Ended December 31,
	2024	2023
Revenue	$10,790	$12,008
Cost of revenue	5,093	2,800
Total gross profit	5,697	9,208
Operating expenses:
Research and development	49,750	52,768
Selling, general and administrative	24,457	27,744
Restructuring	—	991
Total operating expenses	74,207	81,503
Loss from operations	(68,510)	(72,295)
Other income (expense), net
Interest expense	(3,255)	(5,779)
Interest income	5,113	5,076
Change in fair value of derivative warrant liabilities	(90,168)	(1,160)
Change in fair value of earn-out liabilities	(43,742)	(949)
Loss on extinguishment of debt	(426)	—
Total other expense, net	(132,478)	(2,812)
Net loss before provision for income taxes	(200,988)	(75,107)
Provision for income taxes	—	—
Net loss	$(200,988)	$(75,107)
Net loss per share attributable to common stockholders – basic and diluted	$(1.09)	$(0.57)
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	184,666	131,977

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(200,988)	$(75,107)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(205)	80
Unrealized gains on available-for-sale debt securities	66	325
Total other comprehensive (loss) income before income taxes	(139)	405
Income taxes	—	—
Total other comprehensive (loss) income after income taxes	(139)	405
Total comprehensive loss	$(201,127)	$(74,702)

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	125,257	$12	$429,025	$(161)	$(278,652)	$150,224
Issuance of common stock upon exercise of stock options	4,046	—	1,121	—	—	1,121
Issuance of common stock upon exercise of common stock warrants	479	—	5	—	—	5
Issuance of common stock upon release of RSUs	3,863	—	—	—	—	—
Proceeds from sale of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	13,421	2	20,542	—	—	20,544
Capitalization of deferred costs to equity upon share issuance	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	12,409	—	—	12,409
Foreign currency translation gain	—	—	—	80	—	80
Change in unrealized gains on available-for-sale securities	—	—	—	325	—	325
Net loss	—	—	—	—	(75,107)	(75,107)
Balance, December 31, 2023	147,066	14	463,089	244	(353,759)	109,588
Issuance of common stock upon exercise of stock options	995	1	551	—	—	552
Issuance of common stock upon exercise of common stock warrants	179	—	2	—	—	2
Issuance of common stock upon release of RSUs	6,441	—	—	—	—	—
Proceeds from sale of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offering	68,809	8	97,492	—	—	97,500
Proceeds from sale of common stock through registered direct offering	50,000	5	95,995			96,000
Capitalization of deferred costs to equity upon share issuance	—	—	(1,833)	—	—	(1,833)
Stock-based compensation	—	—	13,069	—	—	13,069
Foreign currency translation loss	—	—	—	(205)	—	(205)
Change in unrealized gains on available-for-sale securities	—	—	—	66	—	66
Net loss	—	—	—	—	(200,988)	(200,988)
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(200,988)	$(75,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,906	7,426
Stock-based compensation	13,069	12,409
Change in fair value of earn-out liabilities	43,742	949
Change in fair value of derivative warrant liabilities	90,168	1,160
Change in fair value of forward contract	—	2,229
Impairment of deferred offering costs	—	836
Accretion of available-for-sale securities	(3,622)	(3,121)
Loss on extinguishment of debt	426	—
Amortization of debt issuance costs, commitment fees and accretion of final payment fees	844	1,453
Non-cash lease expense	1,909	1,682
Changes in operating assets and liabilities:
Accounts receivable	2,602	1,206
Prepaid expenses, other current assets and other assets	(2,434)	(259)
Deferred revenue	468	(618)
Accounts payable	(1,036)	895
Accrued expenses and operating lease liabilities	(2,681)	(1,719)
Net cash used in operating activities	(50,627)	(50,579)
Cash flows from investing activities:
Purchases of property and equipment	(11,098)	(9,059)
Purchases of available-for-sale securities	(224,764)	(109,252)
Maturities of available-for-sale securities	157,500	119,084
Net cash (used in) provided by investing activities	(78,362)	773
Cash flows from financing activities:
Principal repayments and prepayment and final payment fees of notes payable	(23,328)	(8,333)
Net payments of tax withholdings on sell-to-cover equity award transactions	(6,272)	—
Proceeds from sale of common stock through Common Stock Purchase Agreement	12,838	20,544
Proceeds from sale of common stock through At-The-Market (ATM) Offering	97,500	—
Proceeds from sale of common stock through registered direct offering	96,000	—
Payments of offering costs	(1,833)	(107)
Proceeds from issuance of common stock upon exercise of stock options and warrants	554	1,126
Net cash provided by financing activities	175,459	13,230
Effects of exchange rate changes on cash and cash equivalents	(188)	80
Net increase (decrease) in cash and cash equivalents	46,282	(36,496)
Cash and cash equivalents – beginning of period	21,392	57,888
Cash and cash equivalents – end of period	$67,674	$21,392
Supplemental disclosures of other cash flow information:
Cash paid for interest	$2,350	$4,340
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	—	13
Purchases of property and equipment recorded in accounts payable	466	3,612
Purchases of property and equipment recorded in accrued expenses	150	1,019
Non-cash addition to operating lease right-of-use assets and lease liability	2,268	—
Unrealized gain on short term investments	66	325

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all of SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) on a one-for-one basis. The SNII Public Warrants and the SNII Private Warrants became warrants for Common Stock. The Company’s Common Stock and Public Warrants trade on the Nasdaq Capital Market under the ticker symbols “RGTI” and “RGTIW,” respectively.

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

Risks and Uncertainties

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, the need for successful development of products, the potential need for additional capital (or financing) in the future, competition from substitute products and services from larger companies, protection of proprietary technology, patent litigation, dependence on key individuals, and risks associated with changes in information technology.

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

Macroeconomic Conditions

Results of the Company’s operations have varied and may continue to vary based in part on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, international trade relations and tariffs, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect the Company’s business, including progress toward the development of quantum computing. It is not possible at this time to estimate the long-term impact that these and related events could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, the Company could experience an inability to access additional capital if needed, or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.

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

Segments

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level and capital expenditures including asset additions to manage the Company’s operations and strategic growth initiatives. Other segment items include restructuring costs, write-offs of the Ampere Computing forward warrant agreement asset and deferred offering costs, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the consolidated statements of operations.

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

Comprehensive Loss

Comprehensive loss consists of two components including net loss and total other comprehensive (loss) income after taxes. The Company’s total other comprehensive (loss) income consists of foreign currency translation adjustments that result from consolidation of its foreign subsidiaries and unrealized gains on available-for-sale debt securities.

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts and a U.S. treasury security. Cash and cash equivalent balances, at times, may exceed federally insured limits. Cash equivalents are stated at fair value.

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

Unrealized gains and losses on available for sale investments are included as a separate component of accumulated other comprehensive income (loss), until realized. The Company evaluates its investments to assess whether those in an unrealized loss position are other than temporarily impaired. Impairments are considered other than temporary if they are related to a deterioration in credit risk or if it is likely the Company will sell the securities before recovery of the amortized cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations. See Note 4 for further information regarding fair value.

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

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses. As of both December 31, 2024 and December 31, 2023, the Company does not have any allowances for credit losses.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepaid software, prepaid insurance, other prepaid expenses and other current assets, all of which are expected to be recognized or realized within the next 12 months.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with the issuance of shares under a registration statement filed with the SEC. After consummation of an issuance of shares, costs allocated to equity-classified instruments are recorded as a reduction to additional paid-in capital. The Company expenses costs allocated to liability-classified instruments.

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

During each of the years ended December 31, 2024 and December 31, 2023, the Company determined there were triggering events related to share price declines or expected near term losses and an undiscounted cash flow analysis was performed. Based on the results of this analysis, the Company’s long-lived assets were not impaired and no impairment charges were recorded.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of the fixed payments under the arrangement.The Company generally uses an incremental borrowing rate estimated based on the information available at the lease commencement date to determine the present value of lease payments unless the implicit rate is readily determinable. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Public and Private Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $11.50 per share, subject to adjustments, and will expire on March 2, 2027 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company records the Private Warrants as liabilities in the consolidated balance sheet at fair value upon, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants are measured using the Black-Scholes option-pricing model.

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

See Notes 4 and 9 for further information regarding the fair value of the Public and Private Warrants.

Earn-Out Liabilities

At the closing of the Business Combination, the Sponsor subjected the Sponsor Vesting Shares to forfeiture and vesting conditions as of the Closing Date, with vesting occurring only if thresholds related to the weighted average price of Common Stock are met for the duration of various specified consecutive day trading periods during the five-year period following the Closing as described in Note 10 (the “Earn-Out Triggering Events”). Any such shares held by the Sponsor that remain unvested after the fifth anniversary of the Closing will be forfeited.

These Sponsor Vesting Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Vesting Shares to be earned back by the Sponsor include outcomes that are not solely indexed to the Common Stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing Date was estimated using a Monte Carlo simulation model. The earn-out liabilities are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited. As of December 31, 2024, the Earn-Out Triggering Events were not achieved for any of the tranches of Sponsor Vesting Shares. See Note 10 for further information regarding the earn-out liabilities.

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

Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to (“QCaaS”) is recognized over time as access to the systems is provided on a ratable basis over the subscription term, which can range from monthly to two years. This time-based input measure of progress provides a faithful depiction of the transfer of the services because the benefits the customer obtains generally equals the benefit from its access to the systems throughout the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. The Company believes this output method provides a faithful depiction of the transfer of the services because the customer has purchased a specified quantity of hours of usage that diminishes each time an hour is expended and therefore each hour of access to the systems is considered a discrete delivery of underlying services in these arrangements.

Revenue related to the sale of QPUs, including Novera™, and custom quantum computing components is recognized at a point in time when obligations under the terms of the contract with our customer are satisfied, generally with the transfer of control upon shipment for sales of QPUs, and upon customer acceptance for sales of custom quantum computing components.

Development contracts are generally multi-year, non-recurring arrangements in which the Company provides professional services regarding practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications that will provide commercial value to the customer in areas of business interest. Development contracts are generally fixed fee arrangements invoiced on a milestone basis but may also be invoiced on a time and materials or cost reimbursement basis in certain cases.

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

The Company’s contracts with customers may include renewal or other options at fixed prices. Determining whether such options are considered distinct performance obligations that provide the customer with a material right and therefore should be accounted for separately requires significant judgment. Judgment is required to determine the standalone selling price for each renewal or other option to determine whether the renewal or other option pricing is reflective of standalone selling price or is reflective of a discount that would provide the customer with a material right. Certain of the Company’s sales contracts for the Novera QPU contain material upgrade rights which have been deferred. The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract liability (deferred revenue) is also recorded. If revenue is recognized in advance of the right to invoice, a contract asset or unbilled receivable is recorded, depending on whether the Company’s right to consideration is considered conditional or unconditional. Unbilled receivables are included within accounts receivable in the consolidated balance sheets.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and December 31, 2023 the Company has recorded a full valuation allowance against its deferred tax assets. The Company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares and potential common shares outstanding when the impact is not antidilutive. Potential common shares from stock options, unvested restricted stock units and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic net loss per share only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computations of basic and diluted net loss per share.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The Company’s share-based compensation awards are all equity-classified and consist of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”). Most stock options and RSUs have a service-based vesting condition ranging from 1 to 5 years. Some stock options and RSUs include both a market-based and service-based vesting condition. RSAs are fully vested on the date of grant. The Company occasionally issues awards that might have different vesting conditions.

Compensation expense is based on the grant-date fair value of the awards and recognized over the requisite service period using a straight-line method for awards that have a service-based vesting condition. Compensation expense for awards with a market-based vesting condition is recognized over the requisite service period regardless of whether the market condition is met, unless the underlying service requirement is not met. Compensation expense for RSAs is recognized fully on the date of grant. The Company has elected to account for forfeitures of employee stock awards as they occur. The Company intends to issue new shares for all equity based awards.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

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

Balance Sheet Reclassifications

Certain balance sheet accounts from the prior period have been reclassified to conform with the current period presentation.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” (“ASU No. 2023-07”). ASU No. 2023-07 updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. ASU No. 2023-07 also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. ASU No. 2023-07 was effective for the Company for the year ended December 31, 2024, and interim periods within fiscal years beginning after December 15, 2024. As a result of the Company’s adoption of ASU No. 2023-07, additional disclosures were included in Note 2 “Summary of Significant Accounting Policies” and Note 16 “Segments, Geographical Information, Concentrations and Significant Customers”.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  ASU 2022-03 is effective for the Company for annual periods beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application is also permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

(3) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities as of December 31, 2024 and December 31, 2023, respectively, are presented in the tables below (in thousands):

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$29,806	$—	$—	$29,806
U.S. treasury security	24,835	—	—	24,835
Cash equivalents	$54,641	$—	$—	$54,641
Available-for-sale investments-short-term:
U.S. treasury securities	$124,352	$69	$(1)	$124,420
Available-for-sale investments – short-term	$124,352	$69	$(1)	$124,420
Available-for-sale investments-long-term:
U.S. treasury security	$25,059	$9	$—	$25,068
Available-for-sale investments – long-term	$25,059	$9	$—	$25,068

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$15,681	$—	$—	$15,681
Available-for-sale investments-short-term:
U.S. treasury securities	$45,252	$18	$—	$45,270
U.S. government agency bonds	7,933	—	(6)	7,927
Corporate bonds	25,341	6	(7)	25,340
Available-for-sale investments – short-term	$78,526	$24	$(13)	$78,537

The Company invests in highly rated investment grade debt securities. All of the Company’s available-for-sale securities have final maturities of one year or less, except for one U.S. treasury security classified as long-term which matures on March 31, 2026. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of December 31, 2024 or December 31, 2023, respectively.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors.

Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of December 31, 2024 or December 31, 2023, respectively. As of December 31, 2024, there was one security in an unrealized loss position with a market value of $24.4 million. The amount of the loss on this security was inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the years ended December 31, 2024 or December 31, 2023, respectively.

See Note 4 for additional information regarding the fair value of the Company’s investments.

(4) Fair Value Measurements

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities that are measured as of December 31, 2024 and December 31, 2023, respectively (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,806	$—	$—
U.S. treasury security	—	24,835	—
Short-term investments:
U.S. treasury securities	—	124,420	—
Long-term investments:
U.S. treasury security	—	25,068	—
Total Assets	$29,806	$174,323	$—
Liabilities:
Derivative warrant liability – Public Warrants	$70,265	$—	$—
Derivative warrant liability – Private Warrants	—	—	22,830
Earn-out liabilities	—	—	45,897
Total Liabilities	$70,265	$—	$68,727

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Cash Equivalents:
Money Market Funds	$15,681	$—	$—
Short-term investments:
U.S treasury securities	—	45,270	—
U.S. government agency bonds	—	7,927	—
Corporate bonds	25,340	—	—
Total Assets	$41,021	$53,197	$—
Liabilities:
Derivative warrant liability – Public Warrants	$1,323	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,604
Earn-out liabilities	—	—	2,155
Total Liabilities	$1,323	$—	$3,759

As of December 31, 2024 and December 31, 2023, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money Market Funds, 3) U.S. treasury securities, 4) U.S. government agency bonds and 5) Earn-out liabilities.

The Company had long-term debt with a variable interest which was repaid in full prior to December 31, 2024. The carrying value of the long-term debt as of December 31, 2023 consisted of the original principal amounts borrowed, accretion of final payment fees, less principal payments and unamortized debt issuance costs.

The fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments. All other financial instruments are classified as Level 3 instruments as they all include unobservable inputs. The Private Warrants are measured at fair value using a Black Scholes model. The fair value of the Earn-out liabilities are estimated using a Monte Carlo simulation model. The Company estimates the volatility of its Private Warrants and Earn-out liabilities based on the historical volatility of the Company’s common stock.

The Company estimated the fair value of a Forward Warrant Agreement that was in place throughout most of 2023 using a forward analysis with unobservable inputs which included selected risk-free rate and probability outcomes. During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired in October 2023 without taking effect. See Note 5 for further discussion regarding the Forward Warrant Agreement.

Previously, the Company used the implied volatility of its Public Warrants in its valuation models for the Private Warrants and Earn-out liabilities. As of December 31, 2024, the Company used the historical volatility of its common stock for these valuation models because the implied volatility of the Public Warrants was no longer meaningful due to the rapid increase in the price of the Public Warrants during the fourth quarter of 2024. There were no other changes in fair value measurement techniques during the years ended December 31, 2024 or December 31, 2023.

There were no transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 or December 31, 2023, except for the conversion of Private Warrants, a Level 3 measurement, to Public Warrants, a Level 1 measurement. During the years ended December 31, 2024 and December 31, 2023, Private Warrants converted to Public Warrant totaled 1,280,732 and 1,177,166, respectively. During the years ended December 31, 2024, and December 31, 2023, the favorable impact of the conversion on the Company’s net loss was $2.4 million and $0.5 million, respectively. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the years ended December 31, 2024, and December 31, 2023, respectively, is as follows (in thousands):

	Derivative	Forward
	Warrant Liability -	Warrant	Earn-out
	Private Warrants	Agreement	Liabilities
Balance – December 31, 2023	$1,604	$—	$2,155
Change in fair value during the year	26,828	—	43,742
Transfer from Private Warrants to Public Warrants	(5,602)	—	—
Balance – December 31, 2024	$22,830	$—	$45,897

Balance – December 31, 2022	$1,068	$(2,229)	$1,206
Change in fair value during the year	1,064	2,229	949
Transfer from Private Warrants to Public Warrants	(528)	—	—
Balance – December 31, 2023	$1,604	$—	$2,155

(5) Forward Warrant Agreement

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

During the year ended December 31, 2023, the Company reduced the estimated probability of occurrence for the Forward Warrant Agreement from 50% to 0% because Ampere’s obligation to make the additional payment under the Forward Warrant Agreement expired without taking effect. As a result, the Forward Warrant Agreement had no value as of December 31, 2024 or December 31, 2023.

(6) Property and Equipment, Net

Property and equipment as of December 31, 2024 and December 31, 2023 are composed of the following (in thousands):

	December 31,	December 31,
	2024	2023
Quantum computing fridges	$42,854	$39,801
Process equipment	27,233	25,121
Leasehold improvements	8,868	8,372
IT Hardware	3,558	3,245
Construction in progress	1,339	—
Furniture and other assets	1,100	1,246
Total property and equipment	84,952	77,785
Less: Accumulated depreciation and amortization	(40,309)	(33,302)
Property and equipment - net	$44,643	$44,483

As of December 31, 2024 and December 31, 2023, 98.79% and 99.95%, respectively, of the total gross property and equipment was located in the United States, and 1.21% and 0.05%, respectively, of the total gross property and equipment was located in the United Kingdom. Total depreciation and amortization expense for the years ended December 31, 2024 and December 31, 2023 was $6.9 million and $7.4 million, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Utilities	$2,789	$2,273
Property and other taxes	391	2,039
Property and equipment	150	1,019
Payroll and other payroll costs	3,599	1,654
Subcontractor cost	173	775
Accrued interest	—	297
Professional and subscription fees	430	220
Others	473	286
	$8,005	$8,563

(8)  Financing Arrangements

Loan and Security Agreement

On June 21, 2024, (the “Amendment Date”), the Company entered into the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), by and between Trinity Capital Inc., as lender (the “Lender”), and Rigetti & Co, LLC and Rigetti Intermediate LLC, as borrowers, which amended and restated in its entirety the Company’s existing loan and security agreement, dated as of March 10, 2021 (as amended from time to time, the “Existing Loan Agreement”). The economic terms and cash flows of the Term Loans (defined below) remain unchanged under the Amended Loan Agreement.

Under the Existing Loan Agreement, the Company drew $12.0 million in March 2021, $8.0 million in May 2021, $7.0 million in November 2021 and $5.0 million in January 2022 (collectively, the “Term Loans”). The outstanding principal balance of the Term Loans as of the Amendment Date was $16.2 million. Each Term Loan was to be amortized in equal monthly installments through 48 months following the disbursement date of each Term Loan (each, a “Maturity Date”), with interest at a rate equal to the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly.

The Company had the right to prepay the outstanding Term Loans, in whole or in part, subject to a prepayment premium that remains unchanged from the Existing Loan Agreement. In addition, the Company was required to pay on the respective Maturity Date, or the date of an earlier prepayment, a final payment fee equal to 2.75% of the aggregate original principal amount of the Term Loans, which remains consistent with the Existing Loan Agreement. The final payment fees were being accreted and amortized into interest expense using the effective interest rate method over the term of the loan.

On December 9, 2024, the Company prepaid in full all amounts owed under the Amended Loan Agreement. The Company prepaid an aggregate of $9.5 million in outstanding principal balance, final payment fees of $0.9 million, plus accrued interest and a prepayment premium aggregating $0.1 million. During the year ended December 31, 2024, the Company recorded a $0.4 million loss on the prepayment and extinguishment of the outstanding principal balance owed under the Amended Loan Agreement.

Long term debt and the unamortized discount balances as of December 31, 2023 were as follows (in thousands):

December 31, 2023
Outstanding principal amount	$22,376
Add: accreted liability of final payment fee	673
Less: unamortized debt discount, long-term	(224)
Less: current portion of long-term debt principal	(12,931)
Debt – net of current portion	$9,894
Current portion of long-term debt – principal	12,931
Less: current portion of unamortized debt discount	(767)
Debt – current portion	$12,164

During the years ended December 31, 2024 and December 31, 2023, the Company recorded interest expense of $3.3 million and $5.8 million, respectively. During the years ended December 31, 2024 and December 31, 2023, interest expense includes accretion of final payment fees, amortization of the underlying commitment fee and amortization of debt issuance costs totaling $0.8 million and $1.5 million, respectively. The effective interest rate for all tranches of the debt was approximately 23.1% and 22.5% as of December 31, 2024 and December 31, 2023, respectively.

(9) Warrants

Each whole Public Warrant and Private Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per whole share, subject to adjustment as discussed below. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire on March 2, 2027 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Public Warrants

When the price per share of the Company’s Common Stock equals or exceeds $18.00, the Company may redeem the outstanding warrants in whole and not in part, at a price of $0.01 per warrant as follows (except as described herein with respect to the Private Warrants):

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the shares of the Company’s Common Stock equals or exceeds $18.00 per share on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. Any such exercise would not be done on a “cashless” basis and would require the exercising warrant holder to pay the exercise price in cash for each warrant being exercised. The price of the shares of the Company’s Common Stock may fall below the $18.00 redemption trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

When the price per share of the Company’s Common Stock equals or exceeds $10.00, the Company may redeem the outstanding warrants in whole and not in part, at a price of $0.10 per warrant as follows (except as described herein with respect to the Private warrants):

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption as described below; and

●	if, and only if, the closing price of the Company’s Common Stock equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Beginning on the date the notice of redemption is given until the warrants are redeemed or exercised, holders may elect to exercise their warrants on a cashless basis and could potentially receive up to a maximum of 0.361 shares of Common Stock per warrant or a minimum of 0.034 shares of Common Stock per warrant. The number of shares of Common Stock that a warrant holder will ultimately receive upon a cashless exercise in connection with a redemption by the Company, is based on the fair market value of the Company’s Common Stock on the redemption date, determined based on the volume weighted average price of the Company’s Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, as set forth in a table in the warrant agreement.

As of December 31, 2024 and December 31, 2023, Public Warrants issued and outstanding were 11,082,870 and 9,802,138, respectively (Refer to Note 4 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the consolidated statement of operations at each reporting date.

The calculated fair value of the derivative liability for the Public Warrants as of December 31, 2024 and December 31, 2023 was $70.3 million and $1.3 million, respectively. The change in the fair value of the Public Warrants included in the consolidated statement of operations during the years ended December 31, 2024 and December 31, 2023 was a loss of $63.3 million and a loss of $0.6 million, respectively.

Private Warrants

The Private Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except that if the Private Warrants are held by the initial purchasers, or such purchasers’ permitted transferees, then the Private Warrants are not redeemable by the Company and may be exercised for cash or on a cashless basis. If the Private Warrants are held by someone other the initial purchasers or such purchasers permitted transferees, then the Private warrants become Public Warrants and are redeemable by the company and exercisable by such holders on the same basis as the Public Warrants.

As of December 31, 2024 and December 31, 2023, Private Warrants issued and outstanding were 1,992,102 and 3,272,834, respectively (Refer to Note 4 for fair value measurement).The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of December 31, 2024 and December 31, 2023 was $22.8 million and $1.6 million, respectively. The change in the fair value of the Private Warrants included in the consolidated statements of operations during the years ended December 31, 2024 and December 31, 2023 was a loss of $26.8 million and loss of $0.5 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at December 31, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	December 31, 2024	December 31, 2023
Stock Price	$15.26	$0.98
Strike Price	$11.50	$11.50
Volatility (annual) (%)	140.00%	144.50%
Risk-free rate (%)	4.21%	4.00%
Estimated time to expiration (years)	2.17	3.17
Dividend yield (%)	—	—

During the years ended December 31, 2024 and December 31, 2023, Private Warrants converted to Public Warrants because of transfer from the initial purchasers or such purchasers permitted transferees to other holders were 1,280,732 and 1,177,166, respectively.

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

As of December 31, 2024 and December 31, 2023, Series C Warrants issued and outstanding were 793,800 and 972,578, respectively.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both December 31, 2024 and December 31, 2023, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	December 31, 2024	December 31, 2023
Vested Customer warrant shares	1,340,297	1,340,297
Unvested Customer warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(10) Earn-out Liabilities

Upon the closing of the Business Combination on March 2, 2022, SNII, Supernova Partners II LLC (the “Sponsor”) and SNII’s directors and officers (collectively the “Sponsor Holders”) subjected certain shares of Common Stock that they own (the “Sponsor Vesting Shares”) to forfeiture for a five-year period following the closing of the Business Combination, with vesting occurring only if thresholds related to the weighted average price of Common Stock are met as described below (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that have not vested by the fifth anniversary of the closing of the Business Combination will be forfeited.

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

The $12.50 vesting condition with respect to the 2,479,000 shares of Common Stock held by the Sponsor Holders was satisfied in February 2025.

The Earn-out liabilities are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares as of December 31, 2024 and December 31, 2023 was $45.9 million and $2.2 million, respectively. The change in the fair value of the Earn-out liabilities included in the consolidated statements of operations for years ended December 31, 2024 and December 31, 2023 was a loss of $43.7 million and a loss of $0.9 million, respectively. Significant inputs into the Monte Carlo simulation models as of December 31, 2024 and December 31, 2023 are as follows:

Valuation Assumptions	December 31, 2024	December 31, 2023
Stock price	$15.26	$0.98
Simulated trading days	542	798
Annual volatility (%)	140.00%	144.50%
Risk-free rate (%)	4.21%	4.00%
Estimated time to expiration (in years)	2.17	3.17

(11) Leases

The Company leases facilities for its fab, lab and office space, and equipment under various lease agreements with terms extending through 2029. Under the terms of the facility leases the Company bears the costs for certain insurance, property taxes and maintenance, and the lease agreements provide for increasing rental payments at fixed intervals.

On September 24, 2024, the Company entered into a lease amendment for its corporate headquarters located in Berkeley, California which, among other things, extends the lease term by three years to October 31, 2028, sets a new annual rental rate of approximately $0.9 million effective as of November 1, 2025 and provides an option to extend the lease for an additional five years.

Rental rates increase at the rate of 3% per year over the lease term and the five year option period. The Company did not include the five year option as part of its right-of-use assets and lease liabilities because exercise of the option was deemed unlikely.

The Company remeasured the lease liability for its Berkeley headquarters facility over the remaining lease term of 4.1 years using an incremental borrowing rate of 6.32%. The effect of the lease amendment increased the Company’s operating lease right-of-use assets and operating lease liabilities by $2.3 million.

Components of lease costs are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,188	$2,098
Short-term lease cost	872	727
Sub-lease income	—	(44)
Total lease cost	$3,060	$2,781

Total cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million and $2.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024, there were no new operating leases with a lease term greater than 12 months except for the lease amendment for the Berkeley headquarters facility mentioned above. During the year ended December 31, 2023, there were no new operating leases with a lease term greater than 12 months.

As of December 31, 2024 and December 31, 2023 the weighted-average remaining lease term is approximately 4.44 years and 5.07 years, respectively, and the weighted-average discount rate is 7.65% and 8.01%, respectively.

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

Maturities of operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2025	$2,235
2026	2,313
2027	2,380
2028	2,293
2029	1,175
Total operating lease payments	10,396
Less: Imputed interest	(1,596)
Present value of operating lease liabilities	$8,800
Operating lease liabilities, current	$2,159
Operating lease liabilities, noncurrent	6,641
$8,800

(12)  Stockholders’ Equity

Common Stock

As discussed in Note 2, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse recapitalization. Pursuant to the certificate of incorporation as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of December 31, 2024 or December 31, 2023.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and after payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the Common Stock are entitled to the entire remaining assets of the Company on a pro rata basis.

As of December 31, 2024, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	16,584,527
Stock-Based Awards—RSUs Outstanding	11,177,661
Stock-Based Awards—Options Outstanding	8,131,235
Total	35,893,423

Registered Direct Offering

On November 27, 2024, the Company closed securities purchase agreements with two institutional investors pursuant to which the Company sold, in a registered direct offering, an aggregate of 50,000,000 shares of the Company’s Common Stock at a price of $2.00 per share. During the year ended December 31, 2024, the Company raised gross proceeds of $100.0 million from the registered direct offering and received net proceeds of $96.0 million, after deducting sales agent commissions of $4.0 million.

At-the-Market Offering Agreement

On March 15, 2024, the Company entered into an At-the-Market (“ATM”) Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Needham & Company, LLC, pursuant to which the Company sold, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of $100,000,000.

The shares offered and sold in the ATM offering were issued pursuant to the Company’s effective shelf registration statement on Form S-3 and the related prospectus supplement. The Company paid the sales agents a commission rate of up to 3% of the gross sales proceeds and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the placements of the shares pursuant thereto.

During the year ended December 31, 2024, the Company raised gross proceeds of $100 million pursuant to the ATM offering from the sale of 68,809,485 shares of its Common Stock at a weighted average price of $1.45 per share. The net proceeds from the ATM offering during the year ended December 31, 2024 were $97.5 million, after deducting sales agent commissions of $2.5 million. As of December 31, 2024, there were no remaining shares available for sale under the ATM offering agreement.

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

During the year ended December 31, 2024, the Company received proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. During the year ended December 31, 2023, the Company received proceeds of $20.5 million, from the issuance and sale of 13,421,082 shares of Common Stock to B. Riley under the Purchase Agreement. As of December 31, 2024, there were no remaining shares available for sale under the Purchase Agreement; as a result, the Purchase Agreement has terminated.

The Company was not able to sell shares of Common Stock under the Purchase Agreement for an extended period in early 2023 while its share price was trading below $1.00 per share. As a result, the Company recognized impairment charges during the year ended December 31, 2023 of $0.8 million for previously deferred offering costs primarily related to the Purchase Agreement, which were recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

(13) Stock-Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Equity Incentive Plan ( the “2013 Plan”) which provided for the grant of qualified incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Business Combination became effective on March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2024, there were 22,827,028 shares of common stock reserved for issuance under the 2022 Plan, of which 5,445,767 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of common stock of all classes outstanding on a fully diluted basis on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2025, the number of shares of common stock reserved for issuance under the “2022 Plan” was increased by 15,972,015 shares.

Stock Option Activity

The following is a summary of stock option activity (intrinsic values in thousands):

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value
Outstanding, December 31, 2023	7,049,290	$0.82	8.23	$2,017
Granted	2,605,070	1.47
Exercised	(994,533)	0.55		4,490
Forfeited and expired	(528,592)	1.58
Outstanding and expected to vest, December 31, 2024	8,131,235	$1.01	8.04	$115,878
Exercisable, December 31, 2024	3,632,041	$0.71	6.91	$52,829

The Company’s outstanding stock options generally have exercise prices equal to fair market value on the date of grant, expire after ten years and have service-based vesting conditions ranging from 1-5 years, except that 500,000 stock options granted in 2022 have a market-based vesting condition tied to the Company’s Common Stock price. The vesting condition with respect to the market-based stock option grants was satisfied in January 2025.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and December 31, 2023 was $1.27 and $1.03 per share, respectively. The intrinsic value of a stock option is the amount by which the market price of the underlying common stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the years ended December 31, 2024 and December 31, 2023 was $4.5 million and $2.0 million, respectively. The Company received proceeds from stock option exercises during the years ended December 31, 2024 and December 31, 2023 of $0.6 million and $1.1 million, respectively.

Stock-based compensation expense related to stock options for the years ended December 31, 2024 and December 31, 2023 was $1.9 million and $1.5 million, respectively. As of December 31, 2024, the unrecognized compensation expense related to unvested stock options was $4.3 million, which is expected to be recognized over a weighted-average period of 2.37 years.

Fair Value of Stock Option Grants

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the tables below.

For the first nine months of 2024, expected volatility for the Company’s Common Stock was determined based on a blended average of the historical volatility of a peer group of similar public companies, the historical volatility of the Company’s Common Stock and the implied volatility from the Company’s Public Warrants. For the last three months of 2024, expected volatility for the Company’s Common Stock was determined based on a one-third weighting of the historical volatility of a peer group of similar public companies and a two-thirds weighting of the historical volatility of the Company’s Common Stock. The implied volatility from the Company’s Public Warrants was excluded because the calculation did not produce a meaningful result. The Company has not been public for a sufficient length of time to derive expected volatility solely from trading in its Common Stock.

The expected term of stock options granted was calculated using the simplified method, which represents the average of the contractual term and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical exercise data for its options to provide a reasonable basis upon which to estimate the expected term.

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

The range of valuation assumptions used as inputs to the Black-Scholes option-pricing model to value service-based stock options granted during the years ended December 31, 2024 and December 31, 2023 were as follows:

Valuation Assumptions	December 31, 2024	December 31, 2023
Strike price	$0.98 - $2.03	$0.60 - $2.09
Annual volatility (%)	112% - 130%	99% - 122%
Risk- free rate (%)	4.18%-4.45%	3.63%-4.54%
Expected term (years)	5.50 - 6.02	5.77 - 6.03

Restricted Stock Unit activity

The following is a summary of restricted stock unit (“RSU”) activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2023	11,517,422	$2.20
Granted	7,380,872	1.07
Vested	(6,441,249)	2.16
Forfeited	(1,279,384)	1.71
Non-vested at December 31, 2024	11,177,661	$1.53

The Company’s RSUs generally have service-based vesting conditions ranging from 1-4 years, except that 3,850,000 RSUs granted in 2023 have a market-based vesting condition tied to the Company’s stock price. Based upon the terms of such awards, 50% of the shares vest if the Company’s Common Stock trades at or above $2.00 per share and the other 50% of the shares vest if the Company’s Common Stock trades at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The $2.00 per share vesting condition was satisfied in December 2024, and the $4.00 per share vesting condition was satisfied in January 2025. The income tax withholding obligation for all RSUs are satisfied through the sale of shares into the market, otherwise known as Sell-To-Cover (“STC”). The STC transaction and the income tax withholding remittance for the market-based RSUs that vested in December 2024 took place on December 30, 2024. The $6.3 million proceeds from the STC were received by the Company on January 2, 2025, and is included in other current assets in the accompanying balance sheet as of December 31, 2024.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024 and December 31, 2023 was $1.07 and $1.12 per share, respectively. The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of December 31, 2024 and December 31, 2023 was $170.6 million and $11.3 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the years ended December 31, 2024 and December 31, 2023 was $28.4 million and $5.0 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the years ended December 31, 2024 and December 31, 2023 was 7,380,872 and 5,196,029, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s common stock on the date of grant. The 3,850,000 market-based RSUs granted in 2023 vest over the requisite service period and require continuous employment. The fair value of the market-based RSUs granted during 2023 was based on the fair market value of the Company’s Common Stock on the date of grant using a Monte Carlo simulation model. The weighted-average grant date fair value of the market-based RSUs granted during the year ended December 31, 2023 was $0.56 per RSU. Significant inputs into the Monte Carlo simulation model used to value market-based RSUs granted during the year ended December 31, 2023 were as follows:

Market-based
Valuation Assumptions	RSUs
Stock price	$0.60
Simulated trading days	1,260
Annual volatility (%)	140.50%
Risk- free rate (%)	3.63%
Estimated time to expiration (years)	5.00

Stock-based compensation expense related to RSUs was $11.2 million and $10.9 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the unrecognized compensation expense related to unvested RSUs was $14.0 million which is expected to be recognized over a weighted-average period of 1.96 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$9,039	$9,442
Selling, general and administrative expenses	4,030	2,967
Total stock-based compensation expenses	$13,069	$12,409

(14)  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(200,988)	$(75,107)
Denominator:
Weighted-average shares outstanding - basic and diluted	184,666	131,977
Net loss per share - basic and diluted	$(1.09)	$(0.57)

There are 3,059,273 Sponsor Vesting Shares that were not included in the computations of basic and diluted net loss per share for the years ended December 31, 2024 and December 31, 2023 because the contingencies for the issuance of these shares have not been met. The weighted-average common shares outstanding for the years ended December 31, 2024 and December 31, 2023 include 963,297 and 1,194,069 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company’s potential dilutive securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares from the computation of diluted net loss per share for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Common Stock warrants (1)	14,450,417	14,450,417
Stock Options	8,131,235	7,049,290
Restricted Stock Units	11,177,661	11,517,422
	33,759,313	33,017,129
(1)	The number of outstanding warrants does not include unvested customer warrants for 1,340,310 shares as of December 31, 2024 and December 31, 2023.

(15) Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Collaborative research and professional services	$8,044	$7,862
Collaborative research materials and sales of quantum computers	2,390	1,810
Access to quantum computing systems	356	2,336
	$10,790	$12,008

	Year Ended December 31,
	2024	2023
Revenue recognized at a point in time	$1,579	$748
Revenue recognized over time	9,211	11,260
	$10,790	$12,008

Selected consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of December 31, 2024, December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Trade receivables	$1,498	$2,650	$6,143
Unbilled receivables	$929	$2,379	$92
Current portion of deferred revenue	$(113)	$(343)	$(961)
Deferred revenue, less current portion	$(698)	$—	$—

Changes in deferred revenue from contracts with customers were as follows:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$(343)	$(961)
Deferral of revenue	(698)	(2,499)
Recognition of deferred revenue	230	3,117
Total deferred revenue at end of period	$(811)	$(343)
Current portion of deferred revenue	$(113)	$(343)
Deferred revenue, less current portion	$(698)	$—

Amounts recognized as revenue from beginning contract liabilities during the years ended December 31. 2024 and December 31, 2023 totaled $0.2 million and $0.8 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for the non-current portion of deferred revenue of $0.7 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company does not have any capitalized contract fulfillment costs as of December 31, 2024 or December 31, 2023, respectively.

(16)  Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net loss, our CODM reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level and capital expenditures including fixed asset additions to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, expenses and net loss (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$10,790	$12,008
Less:
Salaries and employee related costs	28,838	27,994
Stock-based compensation	13,069	12,409
Rent and facilities	9,134	9,770
Professional services and legal fees	6,414	7,140
Technology & IT costs	4,571	6,142
Direct and indirect materials	2,500	2,735
Depreciation and amortization expense	6,906	7,426
Interest expense	3,255	5,779
Other segment items(1)	137,091	7,722
Segment and net loss	$(200,988)	$(75,108)

(1)Other segment items include interest income, restructuring costs, write-off of Ampere forward agreement and deferred offering costs, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the consolidated statements of operations.

The following table presents a summary of our segment fixed asset additions (in thousands):

	Year Ended December 31,
	2024	2023
Quantum computing fridges	$3,052	$9,584
Process equipment	2,111	1,791
Leasehold improvements	497	811
IT Hardware	313	210
Construction in progress and other assets	1,194	—
Total property and equipment	$7,167	$12,396

The following table presents a summary of revenue by geography (in thousands):

	Year Ended December 31,
	2024	2023
United States	$6,326	11,095
Europe	3,725	913
Asia and Others	739	—
Total revenue	$10,790	12,008

Revenues from external customers are attributed to individual countries based on the physical location in which the services are provided or the particular customer location with whom the Company has contracted.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents are placed with high-credit-quality financial institutions, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Year Ended December 31,
	2024	2023
Customer A	15%	30%
Customer B	11%	*
Customer C	*	17%
Customer D	27%	*
Customer E	16%	20%
Customer F	*	11%

* Customer accounted for less than 10% of revenue in the respective periods.

During the years ended December 31, 2024 and December 31, 2023, sales to government entities comprised 89.4% and 80.9% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	December 31, 2024	December 31, 2023
Customer A	*	39%
Customer B	15%	*
Customer C	23%	*
Customer D	*	12%
Customer E	26%	*
Customer F	31%	*

* Customer accounted for less than 10% of accounts receivable at the respective point in time.

(17) Income Taxes

Domestic and foreign components of loss before income taxes are as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(198,588)	$(71,331)
Foreign	(2,400)	(3,776)
	$(200,988)	$(75,107)

The Company did not pay any income taxes for the years ended December 31, 2024 or December 31, 2023, respectively. All components of the Company’s current and deferred income tax provisions for the years ended December 31, 2024 and December 31, 2023 were zero.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities as of December 31, 2024 and December 31, 2023, are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$71,054	$56,529
Accruals and reserves	41	81
Stock-based compensation	601	1,298
Research and development credits	11	11
Intangible assets	25,007	20,155
Operating lease liability	2,147	2,146
Gross deferred assets	98,861	80,220
Deferred tax liabilities:
ROU asset	(1,950)	(1,926)
Depreciation and amortization	(3,915)	(3,156)
Total deferred tax liabilities	(5,865)	(5,082)
Total net deferred tax assets	92,996	75,138
Valuation allowance	(92,996)	(75,138)
Net deferred tax assets	$—	$—

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses which have not been benefited, write-off of federal and state net operating loss carryforwards and research and development tax credit carryforwards under Internal Revenue Code (IRC) section 382 limitation, stock-based compensation and other permanent differences.

Significant components of the differences between the statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Year Ended December 31,
	2024	2023
Component	Rate Impact	Rate Impact
Total pre-tax book income	21%	21%
State and local income taxes	1%	(5)%
Executive Compensation - IRC 162M	(1)%	—
Net operating loss limitation ownership change	—%	(10)%
Stock-based compensation	2%	(7)%
Fair market value adjustments	(14)%	(1)%
Change in valuation allowance	(9)%	2%
Total:	—%	—%

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. The net change in total valuation allowance increased by approximately $17.9 million and decreased by $1.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of $282.0 million, of which $278.4 million does not expire; federal research and development tax credits of $6.1 million, which will start to expire in 2044; net operating loss carryforwards for state income tax purposes of  $134.9 million, which will start to expire in 2038; and state research and development tax credits of $6.1 million, which do not expire.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s federal net operating loss carryforwards and research and development tax credit carryforwards, and other tax attributes are subject to annual limitation because of prior cumulative changes in the Company’s ownership and may be further limited in the future if additional ownership changes occur. Similar rules apply under state tax laws. These ownership changes limit the amount of net operating loss carryforwards and research and development tax credit carryforwards that can be utilized annually to reduce the Company’s federal and state income tax liabilities, if any. Such annual limitations could result in the expiration of the net operating loss carryforwards and research and development tax credit carryforwards before their utilization.

During the year ended December 31, 2023, the Company assessed whether an ownership change, as defined by Section 382, occurred from its formation through December 31, 2022. Based upon this assessment, the Company reduced the gross deferred tax assets related to its federal and state net operating loss carryforwards and federal research and development tax credit carryforwards. For financial statement purposes, the Company previously included the federal and state net operating loss carryforwards and research and development tax credit carryforwards in deferred tax assets with a full valuation allowance. Due to the valuation allowance, the reduction in the net operating loss carryforwards and research and development tax credit carryforwards did not have an impact on the Company’s net loss for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company again assessed whether an ownership change, as defined by Section 382, occurred during the period from January 1, 2023 through December 31, 2024. Based upon the updated assessment conducted in 2024, the Company concluded that an additional ownership change occurred in November of 2024; however, based on the annual limitation from the November 2024 ownership change, none of the net operating losses or research and development tax credits are expected to expire prior to their potential use, as such there was no additional reduction to the gross deferred tax assets during the year ended December 31, 2024.

The Company files U.S. and various state income tax returns as well as foreign income tax returns in Australia, Canada and the United Kingdom with varying statutes of limitations. All tax years from inception in 2013 remain open to examination due to the carryover of unused net operating losses and tax credits. The Company had unrecognized tax benefits of $10.9 million as of December 31, 2024, all of which are offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There were no interest or penalties accrued as of December 31, 2024.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$5,861	$4,672
Current year increase	5,835	3,517
Reduction of prior year position	(769)	(2,328)
Ending balance	$10,927	$5,861

(18) Restructuring and severance

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

(19) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustment	Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balances at December, 2022	$153	$(314)	$(161)
Other comprehensive income	80	325	405
Balances at December, 2023	$233	$11	$244
Other comprehensive income (loss)	(205)	66	(139)
Balances at December, 2024	$28	$77	$105

There are no reclassification adjustments or income taxes associated with any of the components of accumulated other comprehensive income (loss).

(20) Contingencies

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

(21) Subsequent Event

On February 27, 2025, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Quanta Computer Inc., a Taiwan corporation (“Quanta”). The term of the Collaboration Agreement is for five years, subject to cancellation under certain circumstances, including as a result of the failure to obtain the BIS Clearance (as defined below) by December 31, 2025.

Pursuant to the Collaboration Agreement, during the five year period following February 27, 2025, the Company has agreed it will invest at least $250.0 million in the field of quantum computing, in furtherance of its product roadmap, and Quanta has agreed it will invest at least $250.0 million in the field of quantum computing, and the investment by Quanta will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Company’s product roadmap.

Under the Collaboration Agreement, the Company will retain all rights, title and ownership to all QPU Technology (as defined in the Collaboration Agreement) and related intellectual property (IP) rights created in the course of activities specified in a statement of work under the Collaboration Agreement. Other than the QPU Technology and IP rights described above, to the extent there is any jointly created, invented or other developed technology in the course of the performance of activities specified in a statement of work under the Collaboration Agreement, the Company and Quanta will jointly own, and each party will hold a one-half undivided interest in, all such joint project technology and all newly-created or newly-arising IP rights with respect thereto.

In connection with the Collaboration Agreement, on February 27, 2025, the Company entered into a securities purchase agreement with Quanta, pursuant to which the Company agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of its Common Stock at a price per share of approximately $11.59, for an aggregate value of approximately $35.0 million.

The closing of the securities purchase agreement and private placement transaction referred to above is subject to (i) the expiration of a 30-day waiting period after the Company’s submission of a classification request to the Bureau of Industry and Security of the Department of Commerce (the “BIS Clearance”), (ii) the effectiveness of the Collaboration Agreement as of the closing, and (iii) the entry into a board observer and confidentiality agreement immediately prior to the private placement closing. Quanta will have the option and right to appoint a single representative to attend certain meetings of the board of directors of the Company, subject to exceptions, in a non-voting observer capacity. The securities purchase agreement also contains a lock-up provision prohibiting Quanta from selling any of the shares of the Company’s Common Stock acquired in the private placement transaction for a three year period following the closing of the private placement transaction.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Background and Remediation of Material Weaknesses

As previously reported, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to complex financial instruments was remediated as of March 31, 2024.

Our management concluded that the previously identified material weakness in our internal control over financial reporting related to the design and operation of our overall closing and financial reporting processes, including the timely preparation of account reconciliations, effective segregation of duties, particularly with respect to IT systems, and a lack of timely review over the financial statement close process was due to the fact that the Company had limited resources and did not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

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

These controls have been fully implemented and have been operating for a sufficient period of time, and management has concluded, through formal testing, that these controls are operating effectively. Based on this assessment, management concluded that, as of December 31, 2024, the material weakness was remediated.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management's Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 due to the exemption for “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above regarding actions taken to remediate our material weakness, there have been no material changes in our internal control over financial that occurred during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s executive officers or directors adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.”

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (our “Proxy Statement”), which information is incorporated by reference herein.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement, which information is incorporated by reference herein.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement, which information is incorporated by reference herein.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement, which information is incorporated by reference herein.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement, which information is incorporated by reference herein.

PART IV

ITEM 15.EXHIBITS. FINANCIALSTATEMENT SCHEDULES

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

ITEM 16.FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022
3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022
3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.1	November 14, 2022
4.1	Specimen Common Stock Certificate.	8-K	001-40140	4.1	March 7, 2022
4.2	Specimen Warrant Certificate.	8-K	001-40140	4.2	March 7, 2022
4.3	Warrant Agreement between American Stock Transfer & Trust Company, LLC and Supernova Partners Acquisition Company II, Ltd., dated March 1, 2021.	8-K	001-40140	4.1	March 4, 2021
4.4	Description of the Registrant’s Securities	10-K	001-40140	4.4	March 27, 2023
10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2022, by and among New Rigetti, the Sponsor and the other holders party thereto.	8-K	001-40140	10.1	March 7, 2022
10.2	Form of Subscription Agreement for PIPE Financing.	8-K	001-40140	10.2	October 6, 2021
10.3	Sponsor Support Agreement, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc., Supernova Partners II LLC and certain other parties thereto.	8-K	001-40140	10.3	October 6, 2021
10.4	Rigetti Holders Support Agreement, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Rigetti Holdings, Inc. and certain other parties thereto.	8-K	001-40140	10.4	October 6, 2021
10.5	Letter Agreement, dated as of March 1, 2021, among Supernova, the Sponsor and Supernova’s officers and directors.	8-K	001-40140	10.1	March 4, 2021
10.6	Manufacturing Agreement dated May 28, 2020, by and between Rigetti and Sparqtron Corporation.	S-4/A	333-260692	10.17	December 20, 2021
10.7#	Rigetti & Co, Inc. 2013 Equity Incentive Plan, as amended.	10-Q	001-40140	10.21	May 16, 2022
10.8#	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.20	January 14, 2022

10.9#	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.21	January 14, 2022
10.10#	Rigetti Computing, Inc. 2022 Equity Incentive Plan.	8-K	001-40140	10.16	March 7, 2022
10.11#	Form of Stock Option Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.17	March 7, 2022
10.12#	Form of RSU Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.18	March 7, 2022
10.13#	Form of Stock Award Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.19	March 7, 2022
10.14#	Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-40140	10.20	March 7, 2022
10.15#	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-40140	10.21	March 7, 2022
10.16	Non-Employee Director Compensation Policy	10-Q	001-40140	10.2	May 9, 2024
10.17	Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	S-4/A	333-260692	10.12	December 20, 2021
10.18*	First Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.
10.19*	Second Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.
10.20*	Fourth Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.
10.21*	Fifth Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.
10.22*	Sixth Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.
10.23	Seventh Amendment to Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-Q	001-40140	10.2	August 8, 2024
10.24	Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.	S-4/A	333-260692	10.13	December 20, 2021
10.25*	Amendment No. 1 to the Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.
10.26*	Amendment No. 2 to the Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.
10.27*	Notice of Option to Extend Lease Term to the Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.
10.28#	Executive Employment Agreement, dated December 7, 2022, by and between Rigetti Computing, Inc. and Dr. Subodh Kulkarni.	8-K	001-40140	10.1	December 8, 2022
10.29#	Executive Employment Agreement, dated February 9, 2023, by and between Rigetti Computing, Inc. and Jeffrey Bertelsen.	8-K	001-40140	10.1	February 10, 2023

10.30#	Amended and Restated Employment Agreement, dated as of March 2, 2023, between Rigetti Computing, Inc. and David Rivas	POS-AM	333-263798	10.30	April 5, 2023
10.31	Amendment No.3, dated as of September 20, 2024, to Standard Industrial/Commercial Multi-Tenant Lease-Gross dated as of April 15, 2015, by and between Rigetti & Co. LLC, Temescal, LP, Costa Industrial Park, II	8-K	001-40140	10.1	September 24, 2024
10.32#	Amended & Restated Employment Agreement, dated February 2, 2022, between Rigetti Holdings, Inc. and Rick Danis.	S-4/A	333-260692	10.29	February 8, 2022
10.33#	Transition Services Agreement, by and between Rick Danis and Rigetti Computing, Inc. , dated as of November 6, 2024.	8-K	001-40140	10.1	November 8, 2024
10.34*	Third Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Rigetti Computing, Inc.
23.1*	Consent of BDO USA P.C.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy	10-K	001-40140	97.1	March 14, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.

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

RIGETTI COMPUTING, INC.

Date: March 7, 2025	By:	/s/ Dr. Subodh Kulkarni
Dr. Subodh Kulkarni
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Dr. Subodh Kulkarni and Jeffrey Bertelsen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Subodh Kulkarni	Chief Executive Officer and Director	March 7, 2025
Subodh Kulkarni	(Principal Executive Officer)

/s/ Jeffrey Bertelsen	Chief Financial Officer	March 7, 2025
Jeffrey Bertelsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Iannoti	Chair of the Board of Directors	March 7, 2025
Thomas J. Iannoti

/s/ Michael Clifton	Director	March 7, 2025
Michael Clifton
/s/ Alissa Fitzgerald	Director	March 7, 2025
Alissa Fitzgerald

/s/ Ray Johnson	Director	March 7, 2025
Ray Johnson

/s/ Cathy McCarthy	Director	March 7, 2025
Cathy McCarthy

/s/ H. Gail Sandford	Director	March 7, 2025
H. Gail Sandford