Form 10-Q
period 2025-03-31
Rigetti Computing, Inc.
filed 2025-05-12
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM  10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 8, 2025, there were 290,322,889 shares of the registrant’s Common Stock, no par value, issued and outstanding.

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

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Most of such risks and uncertainties are difficult to predict and many are beyond our control. Discussion of the risks and uncertainties material to our business can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Given such risks and uncertainties, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2024 materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the sufficiency of our cash resources, our expectations with respect to when we will need to obtain additional capital, including in connection with our investment commitments under the Collaboration Agreement (as defined below) entered into with Quanta Computer, Inc. (“Quanta”), and our ability to raise additional capital when needed and on attractive terms,

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,

●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),

●	our ability and timeline to monetize our investments in quantum computing, if at all,

●	the success of our partnerships and collaborations, including the recent Collaboration Agreement with Quanta,

●	our ability to accelerate our development of multiple generations of quantum processors,

●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,

●	the outcome of any legal proceedings that have or may be instituted against us or others,

●	our ability to execute on our business strategy, including monetization of our products,

●	our financial performance, growth rate and market opportunity,

●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

●	costs related to operating as a public company,

●	our ability to maintain effective internal controls over financial reporting,

●	changes in applicable laws or regulations, including international trade policies,

●	the possibility that we may be adversely affected by other economic, business, or competitive factors,

●	the evolution of the markets in which we compete,

●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,

●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto and trade protections and tariffs), levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,

●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing,

●	our ability or decisions to expand or maintain our existing customer base, and

●	macroeconomic conditions, including global economic and geopolitical conditions, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$37,162	$67,674
Available-for-sale investments - short-term	171,966	124,420
Accounts receivable	1,068	2,427
Prepaid expenses	2,124	3,156
Other current assets	2,041	9,081
Total current assets	214,361	206,758
Available-for-sale investments - long-term	—	25,068
Property and equipment, net	46,100	44,643
Operating lease right-of-use assets	7,609	7,993
Other assets	1,068	325
Total assets	$269,138	$284,787

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,401	$1,590
Accrued expenses and other current liabilities	5,665	8,005
Current portion of deferred revenue	147	113
Current portion of operating lease liabilities	2,179	2,159
Total current liabilities	11,392	11,867
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	6,230	6,641
Derivative warrant liabilities	39,576	93,095
Earn-out liabilities	4,114	45,897
Total liabilities	62,010	158,198
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 286,974,947 shares issued and outstanding at March 31, 2025 and 283,546,871 shares issued and outstanding at December 31, 2024	29	29
Additional paid-in capital	719,315	681,202
Accumulated other comprehensive (loss) income	(88)	105
Accumulated deficit	(512,128)	(554,747)
Total stockholders’ equity	207,128	126,589
Total liabilities and stockholders’ equity	$269,138	$284,787

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Revenue	$1,472	$3,052
Cost of revenue	1,030	1,552
Total gross profit	442	1,500
Operating expenses:
Research and development	15,455	11,471
Selling, general and administrative	6,619	6,614
Total operating expenses	22,074	18,085
Loss from operations	(21,632)	(16,585)
Other income (expense), net
Interest expense	—	(1,107)
Interest income	2,152	1,123
Change in fair value of derivative warrant liabilities	53,262	(2,583)
Change in fair value of earn-out liabilities	8,837	(1,621)
Total other income (expense), net	64,251	(4,188)
Net income (loss) before provision for income taxes	42,619	(20,773)
Provision for income taxes	—	—
Net income (loss)	$42,619	$(20,773)
Net income (loss) available to common stockholders used in diluted earnings per share	$38,256	$(20,773)
Net income (loss) per share attributable to common stockholders – basic	$0.15	$(0.14)
Net income (loss) per share attributable to common stockholders – diluted	$0.13	$(0.14)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – basic	284,698	151,855
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – diluted	301,595	151,855

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Net income (loss)	$42,619	$(20,773)
Other comprehensive loss:
Foreign currency translation adjustments	(185)	(88)
Unrealized losses on available-for-sale debt securities	(8)	(18)
Total other comprehensive loss before income taxes	(193)	(106)
Income taxes	—	—
Total other comprehensive loss after income taxes	(193)	(106)
Total comprehensive income (loss)	$42,426	$(20,879)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$42,619	$(20,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,829	1,787
Stock-based compensation	4,174	2,991
Change in fair value of earn-out liabilities	(8,837)	1,621
Change in fair value of derivative warrant liabilities	(53,262)	2,583
Accretion of available-for-sale securities	(1,423)	(855)
Amortization of debt issuance costs, commitment fees and accretion of final payment fees	—	298
Non-cash lease expense	384	391
Changes in operating assets and liabilities:
Accounts receivable	1,359	323
Prepaid expenses, other current assets and other assets	1,379	435
Deferred revenue	34	(214)
Accounts payable	747	334
Accrued expenses and operating lease liabilities	(2,654)	(2,060)
Net cash used in operating activities	(13,651)	(13,139)
Cash flows from investing activities:
Purchases of property and equipment	(2,547)	(5,493)
Purchases of available-for-sale securities	(44,062)	(27,287)
Maturities of available-for-sale securities	23,000	39,000
Net cash (used in) provided by investing activities	(23,609)	6,220
Cash flows from financing activities:
Payments of principal of notes payable	—	(3,045)
Proceeds from sale of common stock through Common Stock Purchase Agreement	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offering	—	11,031
Payments of offering costs	(73)	(174)
Net proceeds from tax withholdings on sell-to-cover equity award transactions	6,272	—
Proceeds from issuance of common stock upon exercise of stock options	327	60
Proceeds from issuance of common stock upon exercise of warrants	409	—
Net cash provided by financing activities	6,935	20,710
Effects of exchange rate changes on cash and cash equivalents	(187)	(85)
Net (decrease) increase in cash and cash equivalents	(30,512)	13,706
Cash and cash equivalents – beginning of period	67,674	21,392
Cash and cash equivalents – end of period	$37,162	$35,098
Supplemental disclosures of other cash flow information:
Cash paid for interest	$—	$811
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	—	52
Purchases of property and equipment recorded in accounts payable	1,408	1,115
Purchases of property and equipment recorded in accrued expenses	74	—
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Promote Sponsor Vesting Shares	32,946	—
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	257	—
Purchases of deferred offering costs in accounts payable	122	273
Unrealized losses on short term investments	(8)	(18)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

(2)  Summary of Significant Accounting Policies

Basis of Presentation

On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to Rigetti Computing, Inc. and all of SNII Class A ordinary shares and SNII Class B ordinary shares automatically converted into shares of common stock, par value $0.0001, of the Company (the “Common Stock”) on a one-for-one basis. Certain warrants held by SNII became warrants to purchase shares of Common Stock, each entitling the holder to purchase one share of Common Stock at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market (the “Public Warrants”), while certain other warrants held by SNII became private placement warrants, each entitling the holder to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Private Warrants”). The Company’s Common Stock and Public Warrants trade on the Nasdaq Capital Market under the ticker symbols “RGTI” and “RGTIW,” respectively.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with  applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for other interim periods or future years.

The condensed consolidated balance sheet as of December 31, 2024, included herein, is derived from the audited consolidated financial statements as of that date, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025.

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

Emerging Growth Company

Following the Business Combination, the Company qualifies as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company intends to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

Significant Accounting Policies

There were no material changes to the significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025.

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

Macroeconomic Conditions

Results of the Company’s operations have varied and may continue to vary based in part on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, supply chain constraints, international trade policies including tariffs and export controls, national security interests, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect the Company’s business, including progress toward the development of quantum computing by increasing the cost of materials and components and our operating costs. It is not possible at this time to estimate the long-term impact that these and related events could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

If these conditions persist and deepen, the Company could experience an inability to access additional capital if needed, or its liquidity could otherwise be impacted. If the Company is unable to raise capital when needed and on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and other efforts.

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03- Fair Value Measurement (Topic 820): “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  ASU 2022-03 was effective for the Company for annual periods beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company determined that the adoption of this standard did not have an impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

(3)	Changes in Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	298	—	327	—	—	327
Issuance of common stock upon exercise of common stock warrants	46	—	666	—	—	666
Issuance of common stock upon release of RSUs	3,084	—	—	—	—	—
Vesting of Promote Sponsor Vesting Shares	—	—	32,946	—	—	32,946
Stock-based compensation	—	—	4,174	—	—	4,174
Foreign currency translation loss	—	—	—	(185)	—	(185)
Change in unrealized gain on available-for-sale securities	—	—	—	(8)	—	(8)
Net income	—	—	—	—	42,619	42,619
Balance, March 31, 2025	286,975	$29	$719,315	$(88)	$(512,128)	$207,128

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	147,066	$14	$463,089	$244	$(353,759)	$109,588
Issuance of common stock upon exercise of stock options	219	—	60	—	—	60
Issuance of common stock upon release of RSUs	1,323	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offering	6,646	1	11,030	—	—	11,031
Capitalization of deferred costs to equity upon share issuance	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	2,991	—	—	2,991
Foreign currency translation loss	—	—	—	(88)	—	(88)
Change in unrealized loss on available-for-sale securities	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(20,773)	(20,773)
Balance, March 31, 2024	165,311	$16	$489,955	$138	$(374,532)	$115,577

(4)	Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the condensed consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities as of March 31, 2025 and December 31, 2024 are presented in the tables below (in thousands):

	March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$11,353	$—	$—	$11,353
U.S. treasury security	17,864	—	—	17,864
Cash equivalents	$29,217	$—	$—	$29,217
Available-for-sale investments-short-term:
U.S. treasury securities	$171,897	82	$(13)	$171,966
Available-for-sale investments – short-term	$171,897	$82	$(13)	$171,966

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$29,806	$—	$—	$29,806
U.S. treasury security	24,835	—	—	24,835
Cash equivalents	$54,641	$—	$—	$54,641
Available-for-sale investments-short-term:
U.S. treasury securities	$124,352	$69	$(1)	$124,420
Available-for-sale investments – short-term	$124,352	$69	$(1)	$124,420
Available-for-sale investments-long-term:
U.S. treasury security	$25,059	$9	$—	$25,068
Available-for-sale investments – long-term	$25,059	$9	$—	$25,068

The Company invests in highly rated investment grade debt securities. As of March 31, 2025, all of the Company’s available-for-sale securities have final maturities of one year or less. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of March 31, 2025 or December 31, 2024.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors.

Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of March 31, 2025 or December 31, 2024. As of March 31, 2025, there were three securities with an aggregate market value of $69.2 million that were in an unrealized loss position. The cumulative loss related to these securities was inconsequential. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the three months ended March 31, 2025 or March 31, 2024.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$11,353	$—	$—
U.S. treasury security	—	17,864	—
Short-term investments:
U.S. treasury securities	—	171,966	—
Total Assets	$11,353	$189,830	$—
Liabilities:
Derivative warrant liability – Public Warrants	$31,822	$—	$—
Derivative warrant liability – Private Warrants	—	—	7,754
Earn-out liabilities	—	—	4,114
Total Liabilities	$31,822	$—	$11,868

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,806	$—	$—
U.S. treasury security	—	24,835	—
Short-term investments:
U.S. treasury securities	—	124,420	—
Long-term investments:
U.S. treasury security	—	25,068	—
Total Assets	$29,806	$174,323	$—
Liabilities:
Derivative warrant liability – Public Warrants	$70,265	$—	$—
Derivative warrant liability – Private Warrants	—	—	22,830
Earn-out liabilities	—	—	45,897
Total Liabilities	$70,265	$—	$68,727

As of March 31, 2025 and December 31, 2024, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money market funds, 3) U.S. treasury securities and 5) Earn-out liabilities.

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

During the three months ended March 31, 2025, the vesting condition for the Promote Sponsor Vesting Shares was satisfied, and the underlying earn-out liability (Refer to Note 8 for Earn-out liabilities) was adjusted to fair value using the closing market price of the Company’s Common Stock on the vesting date. The earn-out liability for the Promote Sponsor Vesting Shares as of the February 6, 2025 vesting date of $32.9 million was recorded to additional paid-in capital.

Previously, the Company used the implied volatility of its Public Warrants in its valuation models for the Private Warrants and Earn-out liabilities. As of December 31, 2024, the Company used the historical volatility of its Common Stock for these valuation models because the implied volatility of the Public Warrants was no longer meaningful due to the rapid increase in the price of the Public Warrants during the fourth quarter of 2024. There were no other changes in fair value measurement techniques during the three months ended March  31, 2025 or March  31, 2024.

During the three months ended March 31, 2025, 545,401 Private Warrants, a Level 3 measurement, were converted to Public Warrants, a Level 1 measurement. As of the date of conversion, the transfer of the Private Warrants to Public Warrants had a favorable $3.3 million impact on the Company’s net income for the three months ended March 31, 2025. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the three months ended March 31, 2025, and March 31, 2024 is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2024	$22,830	$45,897
Change in fair value - three months ended March 31, 2025	(7,760)	(8,837)
Vesting of Promote Sponsor Vesting Shares	—	(32,946)
Transfer of Private Warrants to Public Warrants	(7,316)	—
Balance – March 31, 2025	$7,754	$4,114

Balance – December 31, 2023	$1,604	$2,155
Change in fair value - three months ended March 31, 2024	1,505	1,621
Balance – March 31, 2024	$3,109	$3,776

(6)	Financing Arrangements

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

During the three months ended March 31, 2024, the Company recorded interest expense of $1.1 million, which included accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.3 million. The effective interest rate for all tranches of the debt was approximately 22.5% as of March 31, 2024.

(7) Warrants

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

As of March 31, 2025 and December 31, 2024, Public Warrants issued and outstanding were 11,592,725 and 11,082,870, respectively (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

During the three months ended March 31, 2025, 35,546 Public Warrants were exercised, each for one share of Common Stock, in exchange for cash proceeds of $11.50 per share. The proceeds from the warrant exercises of $0.4 million and the underlying Public Warrant derivative liabilities of $0.3 million on the exercise dates were recorded to additional-paid-in capital.

The calculated fair value of the derivative liability for the Public Warrants as of March 31, 2025 and December 31, 2024 were $31.8 million and $70.3 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three months ended March 31, 2025 and March 31, 2024 was a gain of  $45.5 million and a loss of $1.1 million, respectively.

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

As of March 31, 2025 and December 31, 2024, Private Warrants issued and outstanding were 1,446,701 and 1,992,102, respectively (Refer to Note 5 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of March 31, 2025 and December 31, 2024 was $7.8 million and $22.8 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three months ended March 31, 2025 and March 31, 2024 was a gain of $7.8 million and loss of $1.5 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at March 31, 2025 and December 31, 2024 are as follows:

Valuation Assumptions	March 31, 2025	December 31, 2024
Stock Price	$7.92	$15.26
Strike Price	$11.50	$11.50
Volatility (annual) (%)	156.00%	140.00%
Risk-free rate (%)	3.86%	4.21%
Estimated time to expiration (years)	1.92	2.17
Dividend yield (%)	—	—

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

During the three months ended March 31, 2025, 11,122 Series C Warrants were exercised, each for one share of Common Stock, in exchange for cash proceeds of $0.01 per share. The proceeds from the warrant exercises were recorded to additional-paid-in capital. As of March 31, 2025 and December 31, 2024, Series C Warrants issued and outstanding were 782,678 and 793,800, respectively.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both March 31, 2025 and December 31, 2024, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	March 31, 2025	December 31, 2024
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(8) Earn-out Liabilities

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

During the three months ended March 31, 2025, the vesting condition for the Promote Sponsor Vesting Shares was satisfied, and the underlying earn-out liability was adjusted to fair value using the closing market price of the Company’s Common Stock on the vesting date. The earn-out liability for the Promote Sponsor Vesting Shares as of the February 6, 2025 vesting date of $32.9 million was recorded to additional paid-in capital.

The Earn-out liabilities related to the unvested Sponsor Vesting Shares are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.

The calculated fair value of the Earn-out liabilities with respect to the unvested Sponsor Vesting Shares as of March 31, 2025 and December 31, 2024 were $4.1 million and $45.9 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three months ended March 31, 2025 and March 31, 2024 was a gain of $8.8 million and a loss of $1.6 million, respectively.

Significant inputs into the Monte Carlo simulation models as of March 31, 2025 and December 31, 2024 were as follows:

Valuation Assumptions	March 31, 2025	December 31, 2024
Stock price	$7.92	$15.26
Simulated trading days	484	542
Annual volatility (%)	156.00%	140.00%
Risk-free rate (%)	3.86%	4.21%
Estimated time to expiration (in years)	1.92	2.17

(9) Stockholders’ Equity

As of March 31, 2025, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	16,537,859
Stock-Based Awards—RSUs Outstanding	8,552,193
Stock-Based Awards—Options Outstanding	7,833,427
Total	32,923,479

At-the-Market Offering Agreement

On March 15, 2024, the Company entered into an At-the-Market (“ATM”) Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and Needham & Company, LLC pursuant to which the Company sold, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of $100 million.

During the three months ended March 31, 2024, the Company raised gross proceeds of $11.3 million from the sale of 6,645,982 shares of its Common Stock pursuant to the ATM Agreement, at a weighted average price of $1.69 per share. The net proceeds from the ATM offering during the three months ended March 31, 2024 were $11.0 million after deducting sales agent commissions of $0.3 million and offering expenses of less than $0.1 million. In the aggregate, during the year ended December 31, 2024, the Company raised gross proceeds of $100 million pursuant to the ATM offering from the sale of 68,809,485 shares of its Common Stock at a weighted average price of $1.45 per share. As a result, as of March 31, 2025, there were no remaining shares available for sale under the ATM Agreement.

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

In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022, pursuant to which the Company provided B. Riley with registration rights with respect to such Common Stock and pursuant to which the Company filed a registration statement covering the resale of such Common Stock.

During the three months ended March 31, 2024, the Company received proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. As of March 31, 2025, there were no remaining shares available for sale under the Purchase Agreement; as a result, the Purchase Agreement has terminated.

(10) Share-Based Compensation

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

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2025, there were 35,634,917 shares of Common Stock reserved for issuance under the 2022 Plan, of which 20,959,650 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Common Stock of all classes outstanding on a fully diluted basis on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2025, the number of shares of Common Stock reserved for issuance under the “2022 Plan” was increased by 15,972,015 shares.

Stock Option Activity

The following is a summary of stock option activity during the three months ended March 31, 2025:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2024	8,131,235	$1.01	8.04	$115,878
Granted	—	—
Exercised	(297,808)	1.10		3,126
Forfeited and expired	—	—
Outstanding and expected to vest, March 31, 2025	7,833,427	$1.01	7.84	$54,163
Exercisable, March 31, 2025	4,223,918	$0.76	6.95	$30,231

The Company’s outstanding stock options generally have exercise prices equal to fair market value on the date of grant, expire after ten years and have service-based vesting conditions ranging from 1-5 years, except that 500,000 stock options granted in 2022 had a market-based vesting condition tied to the Company’s Common Stock price. The vesting condition with respect to the market-based stock option grants was satisfied in January 2025.

The intrinsic value of an option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the three months ended March 31, 2025 and March 31, 2024 was $3.1 million and $0.3 million, respectively. The Company received proceeds from stock option exercises of $0.3 million and $0.1 million during the three months ended March 31, 2025 and March 31, 2024, respectively.

Stock-based compensation expense related to stock options granted to employees was $0.5 million and $0.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, the unrecognized compensation expense related to unvested stock options was $3.8 million, which is expected to be recognized over a weighted-average period of 2.10 years.

Fair Value of Stock Option Grants

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2025. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 was $1.74 per share.  The valuation assumptions used as inputs to the Black-Scholes option-pricing to value the Company’s service-based stock options include expected volatility for the Company’s Common Stock, the expected term of the stock options granted, the assumed dividend yield and the risk free interest rate at the time of grant.

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

RSUs

The following is a summary of RSU activity during the three months ended March 31, 2025:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2024	11,177,661	$1.53
Granted	551,432	7.91
Vested	(3,083,600)	1.28
Forfeited	(93,300)	1.93
Non-vested at March 31, 2025	8,552,193	$2.03

The Company’s RSUs generally have service-based vesting conditions ranging from 1-4 years, except that 3,850,000 RSUs granted in 2023 had a market-based vesting condition tied to the Company’s stock price. Based upon the terms of such awards, 50% of the shares became vested when the Company’s Common Stock traded at or above $2.00 per share and the other 50% of the shares became vested when the Company’s Common Stock traded at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The $2.00 per share vesting condition was satisfied in December 2024, and the $4.00 per share vesting condition was satisfied in January 2025.

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

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of March 31, 2025 and March 31, 2024 was $67.7 million and $15.5 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the three months ended March 31, 2025 and March 31, 2024 was $29.0 million and $2.1 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the three months ended March 31, 2025 and March 31, 2024 was 551,432 and 640,730, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment.

The weighted-average grant date fair value of the service-based RSUs granted during the three months ended March 31, 2025 and March 31, 2024 was $7.91 and $2.03 per share, respectively. The fair value of the service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs granted to employees was $3.7 million and $2.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, the unrecognized compensation expense related to unvested RSUs was $14.8 million, which is expected to be recognized over a weighted-average period of 1.97 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

:

	Three months ended March 31,
	2025	2024
Research and development	$3,021	$1,927
Selling, general and administrative expenses	1,153	1,064
Total stock-based compensation expenses	$4,174	$2,991

(11)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Collaborative research and professional services	$1,332	$2,837
Access to quantum computing systems	140	215
	$1,472	$3,052

	Three months ended March 31,
	2025	2024
Revenue recognized at a point in time	$—	$—
Revenue recognized over time	1,472	3,052
	$1,472	$3,052

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of March 31, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2025	December 31, 2024	December 31, 2023
Trade receivables	$677	$1,498	$2,650
Unbilled receivables	$391	$929	$2,379
Current portion of deferred revenue	$(147)	$(113)	$(343)
Deferred revenue, less current portion	$(698)	$(698)	$—

Changes in deferred revenue from contracts with customers were as follows:

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$(811)	$(343)
Deferral of revenue	(110)	—
Recognition of deferred revenue	76	214
Total deferred revenue at end of period	$(845)	$(129)
Current portion of deferred revenue	$(147)	$(129)
Deferred revenue, less current portion	$(698)	$—

Amounts recognized as revenue from beginning contract liabilities during the three months ended March 31, 2025 and March 31, 2024 totaled $0.1 million and $0.2 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.2 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for the non-current portion of deferred revenue of $0.7 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet. Accordingly, the Company does not have any capitalized contract fulfillment costs as of March 31, 2025 or December 31, 2024.

(12) Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net income (loss), our Chief Operating Decision Maker (CODM), the Chief Executive Officer, reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level and capital expenditures including fixed asset additions to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, expenses and net income (loss) (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$1,472	$3,052
Less:
Salaries and employee related costs	8,932	6,738
Stock-based compensation	4,174	2,991
Rent and facilities	1,339	1,883
Professional services and legal fees	2,913	1,687
Technology & IT costs	1,323	1,047
Direct and indirect materials	693	406
Depreciation and amortization expense	1,829	1,787
Interest expense	—	1,107
Other segment items(1)	(62,350)	6,179
Segment and net income (loss)	$42,619	$(20,773)
(1)Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

The following table presents a summary of our segment fixed asset additions (in thousands):

	Three months ended March 31,
	2025	2024
Quantum computing fridges	$1,712	$1,060
Process equipment	462	6
Leasehold improvements	84	17
IT Hardware	89	98
Construction in progress and other assets	1,065	802
Total property and equipment	$3,412	$1,983

The following table presents a summary of revenue by geography (in thousands):

	Three months ended March 31,
	2025	2024
United States	$385	2,159
Europe	1,013	893
Asia and Others	74	—
Total revenue	$1,472	3,052

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

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Three months ended March 31,
	2025	2024
Customer A	*	17%
Customer B	14%	11%
Customer C	69%	29%
Customer D	*	27%

* Customer accounted for less than 10% of revenue in the respective periods.

During the three months ended March 31, 2025 and 2024, sales to government entities comprised 89.5% and 97.4% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	March 31, 2025	December 31, 2024
Customer A	19%	*
Customer B	57%	15%
Customer C	21%	23%
Customer D	*	26%
Customer E	*	31%

* Customer accounted for less than 10% of accounts receivable in the respective periods.

(13) Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except for per share amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net Income/ (loss) used in computing basic earnings per share	$42,619	$(20,773)
Less: Vesting of Promote Sponsor Vesting Shares	(4,363)	-
Net Income/ (loss) for diluted earnings per share	$38,256	$(20,773)
Denominator:
Weighted-average shares outstanding - basic	284,698	151,855
Weighted-average effect of potentially dilutive securities:
Common stock options	6,903	—
RSUs	7,801	—
Vesting of Promote Sponsor Vesting Shares	992	—
Vested Customer Warrants	1,201	—
Weighted-average shares outstanding - diluted	301,595	151,855
Net income (loss) per share - basic	$0.15	$(0.14)
Net income (loss) per share - diluted	$0.13	$(0.14)

During the three months ended March 31, 2025, the vesting condition for the Promote Sponsor Vesting Shares was satisfied (Refer to Note 8 for Earn-out liabilities). For the three months ended March 31, 2025, the Promote Sponsor Vesting Shares have been included in the computation of basic net income per share from the February 6, 2025 vesting date and have been included in the computation of diluted net income per share from the beginning of the period. The underlying gain from the change in the fair value of the Promote Sponsor Vesting Shares has been excluded from the computation of diluted net income per share for the three months ended March 31, 2025 because the underlying shares have been included in the computation from the beginning of the period. For the three months ended March 31, 2025 and March 31, 2024, the number of Sponsor Vesting Shares excluded from the computations of basic and diluted net income (loss) per share because the vesting conditions had not been satisfied totaled 580,273 and 3,059,273 shares, respectively.

The weighted-average common shares outstanding for the three months ended March 31, 2025 and March 31, 2024 include 791,576 and 972,578 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company excluded the following potentially dilutive securities from the computations of diluted net income (loss) per share because their effect would be anti-dilutive:

	Three months ended March 31,
	2025	2024
Common Stock warrants (1)	13,074,574	14,450,417
Stock Options	-	7,308,084
Restricted Stock Units	-	10,152,106
	13,074,574	31,910,607
(1)	The number of outstanding warrants as of both March 31, 2025 and March 31. 2024 does not include 1,340,310 unvested Customer Warrants.

(14)	Income Taxes

The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses which have not been benefited, write-off of federal and state net operating loss carryforwards and research and development tax credit carryforwards under Internal Revenue Code (IRC) section 382 limitation, stock-based compensation and other permanent differences, including gains and losses on derivative warrant and earn-out liabilities.

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

The Company has incurred a cumulative pre-tax loss for the past three years. The Company expects that it will continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for its deferred tax assets. Accordingly, the Company did not record an income tax provision for either the three months ended March 31, 2025 or the three months ended March 31, 2024.

(15) Collaborative Arrangements

On February 27, 2025, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Quanta Computer Inc., a Taiwan corporation (“Quanta”). The term of the Collaboration Agreement is for five years, subject to cancellation under certain circumstances. As a result of this transaction, there was no impact to the condensed consolidated financial statements as of and for the three months ended March 31, 2025.

Pursuant to the Collaboration Agreement, during the five year period following February 27, 2025, the Company has agreed it will invest at least $250.0 million in the field of quantum computing, in furtherance of its product roadmap, and Quanta has agreed it will invest at least $250.0 million in the field of quantum computing, and the investment by Quanta will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Company’s product roadmap. No equity or joint venture was formed under the Collaboration Agreement and costs by the Company incurred under the Collaboration Agreement will be accounted for in accordance with GAAP as incurred.

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

In connection with the Collaboration Agreement, on February 27, 2025, the Company entered into a securities purchase agreement with Quanta, pursuant to which the Company agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of its Common Stock at a price per share of approximately $11.59, for an aggregate value of approximately $35.0 million. The price per share was based on the volume weighted-average price of the Company’s Common Stock for the 15 trading days prior to February 27, 2025. The private placement transaction, which was subject to regulatory clearance, closed on April 29, 2025. In connection with the private placement transaction, Quanta entered into a board observer and confidentiality agreement under which it has the option and right to appoint a single representative to attend certain meetings of the board of directors of the Company, subject to exceptions, in a non-voting observer capacity. The securities purchase agreement also contains a lock-up provision prohibiting Quanta from selling any of the shares of the Company’s Common Stock acquired in the securities purchase agreement for a three year period following the closing of the private placement transaction.

(16)	Commitments and Contingencies

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

Indemnification Provisions

The Company’s agreements include provisions indemnifying customers against intellectual property and other third-party claims. In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers that require the Company, among other things, to indemnify them against certain liabilities that may arise as a result of their affiliation with the Company. The Company has not incurred any costs as a result of such indemnification obligations and has not recorded any liabilities related to such obligations in the condensed consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have incurred significant operating losses since inception. Our net losses were $201.0 million and $75.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. We incurred an operating loss for the three months ended March 31, 2025. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of March 31, 2025, we had an accumulated deficit of $512.1 million.

Based on our forecasts, we believe that our existing cash, cash equivalents and available for sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plans may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financing or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans.

In the fourth quarter of 2024, we announced the launch of our 84-qubit Ankaa-3 system, our newest flagship quantum computer featuring an extensive hardware redesign. We also achieved major two-qubit gate fidelity milestones with Ankaa-3: successfully halving error rates in 2024 to achieve a 99.0% median two-qubit iSWAP gate fidelity, as well as demonstrating a 99.5% median two-qubit fidelity with fSim gates. For more information on iSWAP gate fidelity and fSIM gates, see the section entitled “Our Technology—Our Superconducting Quantum Processors—Fidelity” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We believe that we will be able to achieve our plans for 2025 described above and elsewhere in this Quarterly Report on Form 10-Q; however, we face various risks and uncertainties relating to our business that could cause actual results to differ materially from our expectations stated herein. This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Quanta Collaboration Agreement

In February 2025, our wholly-owned subsidiary, Rigetti Sub, entered into a Collaboration Agreement with Quanta, whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components listed in such statement of work that meet the specifications and requirements provided by Rigetti Sub. “Covered Components” may include control systems, dilution refrigerators, flexible cables, and select other non-QPU components suitable for Rigetti Sub’s quantum computing products. No statements of work were entered into by the parties in connection with the entry into the Collaboration Agreement. In addition, the parties have each agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Rigetti Sub product roadmap). No equity or joint venture was formed under the Collaboration Agreement and costs by the Company incurred under the Collaboration Agreement will be accounted for in accordance with GAAP as incurred.

Under the Collaboration Agreement, we will retain all rights, title and ownership to all QPU Technology (as defined in the Collaboration Agreement) and related intellectual property (IP) rights created in the course of activities specified in a statement of work under the Collaboration Agreement. Other than the QPU Technology and IP rights described above, to the extent there is any jointly created, invented or other developed technology in the course of the performance of activities specified in a statement of work under the Collaboration Agreement, the Company and Quanta will jointly own, and each party will hold a one-half undivided interest in, all such joint project technology and all newly-created or newly-arising IP rights with respect thereto.

In connection with the Collaboration Agreement, on February 27, 2025, we entered into a Securities Purchase Agreement with Quanta, pursuant to which we agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of our Common Stock at a price per share of approximately $11.59, for an aggregate value of approximately $35.0 million. The private placement transaction, which was subject to regulatory clearance, closed on April 29, 2025.

Macroeconomic Considerations

Results of our operations have varied and may continue to vary based on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, interest rates, financial and credit market fluctuations, supply chain constraints, international trade policies including tariffs and export controls, national security interests, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect our business, including progress toward the development of quantum computing by increasing the cost of materials and components and our operating costs. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital if needed, or our liquidity could otherwise be impacted, and the trading price of our Common Stock could decline.

For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, including the risk factor titled  “Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.”

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

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with sales of QPUs and providing development contracts, QCaaS offerings and other services. We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we are able to demonstrate the usefulness of quantum computers and achieve broad quantum advantage, and subsequently enhance our product and service offerings, expand our customer base, and implement new marketing strategies.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three months ended
	March 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue	$1,472	$3,052	$(1,580)	(52)%
Cost of revenue	1,030	1,552	(522)	(34)%
Total gross profit	442	1,500	(1,058)	(71)%
Operating expenses:
Research and development	15,455	11,471	3,984	35%
Selling, general and administrative	6,619	6,614	5	NM %
Total operating expenses	22,074	18,085	3,989	22%
Loss from operations	(21,632)	(16,585)	(5,047)	30%
Other income (expense), net
Interest expense	—	(1,107)	1,107	(100)%
Interest income	2,152	1,123	1,029	92%
Change in fair value of derivative warrant liabilities	53,262	(2,583)	55,845	(2,162)%
Change in fair value of earn-out liabilities	8,837	(1,621)	10,458	(645)%
Total other income (expense), net	64,251	(4,188)	68,439	(1,634)%
Net income (loss) before provision for income taxes	42,619	(20,773)	63,392	(305)%
Provision for income taxes	—	—	—
Net income (loss)	$42,619	$(20,773)	$63,392

*NM – Not Meaningful

Revenue

Revenue decreased by $1.6 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The decrease was mainly due to a $1.5 million reduction in revenue from collaborative research and professional services contracts. Our revenue has been negatively impacted by expiration of the National Quantum Initiative Act in September 2023 and its pending reauthorization in the United States Congress.

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

Cost of Revenue

Cost of revenue decreased by $0.5 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The decrease in cost of revenue during the current period was primarily due to lower revenue, partially offset by an unfavorable revenue mix.

Our cost of revenue and gross margins are impacted by the composition of our revenue and variability in the pricing and terms of our development contracts. During the three months ended March 31, 2025, we recognized revenue and cost of revenue from a contract to deliver a 24-qubit quantum computing system which has  higher costs and a lower gross margin profile than most of our other contracts.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $4.0 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024.

The increase in research and development expenses for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, was mainly due to a $2.1 million increase in salaries and employee related costs, a $1.1 million increase in stock-based compensation and a $0.4 million increase in consulting charges. All other expenses increased by $0.4 million. The increase in salaries and employee related costs was due to annual salary increases, new hires, higher FICA taxes related to the vesting of restricted stock units and the increase in our stock price and a reduction in the amount of  engineering time used to deliver revenue. The increase in stock-based compensation was mainly due to employee spot bonuses paid with restricted stock units.  More consultants were used in the three months ended March 31, 2025, when compared to the three months ended March 31, 2024.

We anticipate that research and development expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses increased by less than $0.1 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. When comparing the three months ended March 31, 2025 to the three months ended March 31, 2024, increases in salaries and employee related costs of $0.1 million and legal costs of $0.7 million, mostly attributable to the Quanta Collaboration Agreement, were offset by a decrease in facilities costs of  $0.7 million and all other costs of $0.1 million.

We expect selling, general and administrative expenses to increase over the longer term, particularly after we potentially achieve quantum advantage, and plan to subsequently enhance our sales and service offerings, expand our customer base, and implement new marketing strategies.

Other income and (expense), net

Interest expense

Interest expenses decreased by $1.1 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The reduction in interest expense was due to the prepayment of our outstanding debt with Trinity Capital Inc. in December 2024. A discussion regarding the debt prepayment is included in Note 6 to our condensed consolidated financial statements for the three months ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Interest income

Interest income was $2.2 million and $1.1 million for the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively. The increase in interest income during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, was due to an increase in the balances of our invested cash and available-for-sale investments resulting from our equity offerings in late 2024, and fluctuations in the rates of interest earned on our investments.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 7 to our condensed consolidated financial statements for the three months ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three months ended March 31, 2025 was a gain of $53.3 million, compared to a loss of $2.6 million for the three months ended March 31, 2024. The gain for the three months ended March 31, 2025 was primarily due to the change in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our earn-out liabilities for the three months ended March 31, 2025 was a gain of $8.8 million, compared to a loss of $1.6 million for the three months ended March 31, 2024. The gain for the three months ended March 31, 2025 was primarily due to the change in our stock price and related share price volatility.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record an income tax provision for either the three months ended March 31, 2025 or the three months ended March 31, 2024.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the years ended December 31, 2024 and December 31, 2023, we incurred net losses of $201.0 million and $75.1 million, respectively. As of March 31, 2025, we had an accumulated deficit of $512.1 million, and we expect to incur additional losses for the foreseeable future.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for at least the next 12 months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, including factors described herein, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

In the longer term, we will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations, including with respect to the Collaboration Agreement with Quanta, pursuant to which we are required to invest at least $250.0 million in the field of quantum computing in furtherance of our product roadmap over a five year period commencing on February 27, 2025. Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offering, we expect to finance our cash needs primarily through our existing cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Macroeconomic conditions, including inflation, interest rates and impacts from government policy and actions, such as international trade restrictions and policies, may have adverse consequences, which may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labors shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. In addition, macroeconomic and geopolitical conditions may lead to disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide.

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

Net cash used in operating activities during the three months ended March 31, 2025 was $13.7 million, primarily resulting from non-cash expenses totaling $57.1 million, partially offset by our net income of $42.6 million. Changes in operating assets and liabilities had a $0.9 million positive impact on net cash used in operating activities during three months ended March 31, 2025.

Net cash used in operating activities during the three months ended March 31, 2024 was $13.1 million, primarily resulting from our net loss of $20.8 million, partially offset by non-cash income totaling $8.8 million. Changes in operating assets and liabilities had a $1.2 million negative impact on net cash used in operating activities during the three months ended March 31, 2024.

Cash used in operating activities increased by $0.6 million to $13.7 million during the three months ended March 31, 2025, from $13.1 million during the three months ended March 31, 2024. We recorded net income of $42.6 million for the three months ended March 31, 2025, a $63.4 million improvement when compared to the net loss for the three months ended March 31, 2024, mostly due to non-cash changes in the fair value of derivative warrant and earn-out liabilities. Non-cash expenses impacting our net income increased by $65.9 million to $57.1 million during the three months ended March 31, 2025, when compared to non-cash income of $8.8 million during the three months ended March 31, 2024. Operating assets and liabilities had a $2.1 million favorable impact on the change in cash used in operating activities for three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Cash Flows (Used in) Provided by Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 totaled $23.6 million, resulting from $44.1 million of purchases of available-for-sale securities and $2.5 million of purchases of property and equipment, partially offset by $23.0 million of maturities of available-for-sale securities.

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

Net cash used in investing activities during the three months ended March 31, 2025 increased by $29.8 million, when compared to the three months ended March 31, 2024, primarily due to an increase in purchases of available-for-sale securities and a decrease in maturities of available-for-sale securities offset by a decrease in purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 totaled $6.9 million. We received proceeds of $6.3 million from tax withholdings on sell-to-cover tax equity award transactions, proceeds of $0.3 million from the exercise of stock options and proceeds of $0.4 million the exercise of warrants. We paid $0.1 million for deferred offering costs.

Cash provided by financing activities during the three months ended March 31, 2024 totaled $20.7 million. We received net proceeds of $12.8 million from the sale of 10,056,799 shares of Common Stock to B. Riley through our prior Purchase Agreement and net proceeds of $11.0 million from the sale of 6,645,982 shares of Common Stock pursuant to our prior ATM program. Proceeds from the sale of Common Stock were offset in part by principal payments of $3.0 million under our prior loan agreement with Trinity Capital, Inc. and payments of $0.2 million for deferred offering costs.

Net cash provided by financing activities during the three months ended March 31, 2025 decreased by $13.8 million, when compared to the three months ended March 31, 2024. The decrease was primarily due to proceeds received during the three months ended March 31, 2024 from the sale of Common Stock through our prior Purchase Agreement with B. Riley and our prior ATM program totaling $23.9 million, offset in part by proceeds of $6.3 million received during the three months ended March 31, 2025 from tax withholdings on sell-to-cover tax equity award transactions, an increase in proceeds of $0.7 million from the exercise of stock options and warrants and a $3.0 million reduction in payments of principal of notes payable due to the prepayment of our outstanding debt with Trinity Capital Inc. in December 2024.

Contractual Obligations and Contingencies

See Note 16 to our unaudited interim condensed consolidated financial statements located in “Part I – Financial Information, Item 1. Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a description of our contractual obligations and contingencies.

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

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Within our Annual Report on Form 10-K for the year ended December 31, 2024, we have disclosed our critical accounting estimates that we believe have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the period ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete understanding of the risks and uncertainties material to our business that make an investment in our securities speculative or risky.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, the officers and directors listed below adopted or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act.

On March 10, 2025, Michael Clifton, a member of our board of directors, adopted a trading plan that provides for the sale of up to 450,000 shares of our Common Stock and 400,000 warrants, depending on the market prices of the securities. The plan is scheduled to terminate on June 8, 2027, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

On March 13, 2025, Alissa Fitzgerald, a member of our board of directors, adopted a trading plan that provides for the sale of 50% of the dollar value of shares of our Common Stock underlying 156,372 restricted stock units (such dollar value to be determined based on the closing price of our Common Stock on June 11, 2025) and up to 75% of the remaining shares underlying such restricted stock units, depending on the market price of our Common Stock. The plan is scheduled to terminate on June 12, 2026, or as otherwise provided in the plan.

On March 12, 2025, Ray Johnson, a member of our board of directors, adopted a trading plan that provides for the sale of up to 265,088 shares of our Common Stock, depending on the market price of our Common Stock. The plan is scheduled to terminate on June 10, 2027, subject to earlier termination upon the sale of all shares subject to the plan, or as otherwise provided in the plan.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1	Collaboration Agreement, dated as of February 27, 2025, by and between Rigetti & Co. LLC and Quanta Computer Inc.	8-K	001-40140	10.1	February 28, 2025

10.2	Securities Purchase Agreement, dated as of February 27, 2025, by and between Rigetti Computing, Inc. and Quanta Computer Inc.	8-K	001-40140	10.2	February 28, 2025

10.3*	Non-Employee Director Compensation Policy

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

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

Date: May 12, 2025