Form 10-Q
period 2025-06-30
Rigetti Computing, Inc.
filed 2025-08-12
CIK 1838359

x

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 324,165,170 shares of the registrant’s Common Stock issued and outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap, including the expectation of releasing a 100+ qubit chiplet-based system with a 99.5% median two-qubit gate fidelity before the end of 2025, and developing practical applications,

●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),

●	our ability and timeline to monetize our investments in quantum computing, if at all,

●	the success of our partnerships and collaborations, including the recent Collaboration Agreement with Quanta Computer, Inc. (“Quanta”),

●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto and trade protections and tariffs), levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,

●	macroeconomic conditions, including global economic and geopolitical conditions, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates,

●	our ability to accelerate our development of multiple generations of quantum processors,

●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,

●	the outcome of any legal proceedings that have or may be instituted against us or others,

●	our ability to execute on our business strategy, including monetization of our products,

●	our financial performance, growth rate and market opportunity,

●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

●	costs related to operating as a public company, including the additional costs associated with the pending loss of our emerging growth company (“EGC”) and smaller reporting company (“SRC”) status under the current rules of the Securities and Exchange Commission (the “SEC”),

●	the time and attention necessary with respect to our increased disclosure and compliance obligations associated with the pending loss of our EGC and SRC status under the current rules of the SEC.

●	our ability to maintain effective internal controls over financial reporting,

●	changes in applicable laws or regulations, including international trade policies and tax legislation,

●	the possibility that we may be adversely affected by other economic, business, or competitive factors,

●	the evolution of the markets in which we compete,

●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,

●	the sufficiency of our cash resources and our ability to raise additional capital when needed and on attractive terms,

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,

●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing, and

●	our ability or decisions to expand or maintain our existing customer base.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$57,183	$67,674
Available-for-sale investments - short-term	368,556	124,420
Accounts receivable	1,753	2,427
Prepaid expenses	3,056	3,156
Other current assets	3,031	9,081
Total current assets	433,579	206,758
Available-for-sale investments - long-term	145,903	25,068
Property and equipment, net	48,869	44,643
Operating lease right-of-use assets	7,217	7,993
Other assets	1,122	325
Total assets	$636,690	$284,787

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,159	$1,590
Accrued expenses and other current liabilities	5,955	8,005
Current portion of deferred revenue	118	113
Current portion of operating lease liabilities	2,198	2,159
Total current liabilities	10,430	11,867
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	5,812	6,641
Derivative warrant liabilities	60,116	93,095
Earn-out liabilities	6,371	45,897
Total liabilities	83,427	158,198
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 323,762,157 shares issued and outstanding at June 30, 2025 and 283,546,871 shares issued and outstanding at December 31, 2024	32	29
Additional paid-in capital	1,104,880	681,202
Accumulated other comprehensive income	133	105
Accumulated deficit	(551,782)	(554,747)
Total stockholders’ equity	553,263	126,589
Total liabilities and stockholders’ equity	$636,690	$284,787

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,801	$3,086	$3,273	$6,138
Cost of revenue	1,235	1,096	2,265	2,648
Total gross profit	566	1,990	1,008	3,490
Operating expenses:
Research and development	13,522	11,870	28,977	23,341
Selling, general and administrative	6,926	6,205	13,545	12,819
Total operating expenses	20,448	18,075	42,522	36,160
Loss from operations	(19,882)	(16,085)	(41,514)	(32,670)
Other income (expense), net
Interest expense	—	(969)	—	(2,076)
Interest income	3,042	1,218	5,194	2,341
Change in fair value of derivative warrant liabilities	(20,557)	2,100	32,705	(483)
Change in fair value of earn-out liabilities	(2,257)	1,315	6,580	(306)
Total other income (expense), net	(19,772)	3,664	44,479	(524)
Net income (loss) before provision for income taxes	(39,654)	(12,421)	2,965	(33,194)
Provision for income taxes	—	—	—	—
Net income (loss)	$(39,654)	$(12,421)	$2,965	$(33,194)
Net loss available to common stockholders used in diluted earnings per share	$(39,654)	$(12,421)	$(1,398)	$(33,194)
Net income (loss) per share attributable to common stockholders – basic	$(0.13)	$(0.07)	$0.01	$(0.21)
Net loss per share attributable to common stockholders – diluted	$(0.13)	$(0.07)	$0.00	$(0.21)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – basic and diluted	298,254	171,903	291,514	161,705

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(39,654)	$(12,421)	$2,965	$(33,194)
Other comprehensive income (loss):
Foreign currency translation adjustments	156	(17)	(29)	(105)
Unrealized gain (loss) on available-for-sale debt securities	65	2	57	(16)
Total other comprehensive income (loss) before income taxes	221	(15)	28	(121)
Income taxes	—	—	—	—
Total other comprehensive income (loss) after income taxes	221	(15)	28	(121)
Total comprehensive income (loss)	$(39,433)	$(12,436)	$2,993	$(33,315)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,965	$(33,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,723	3,334
Stock-based compensation	7,728	6,278
Change in fair value of earn-out liabilities	(6,580)	306
Change in fair value of derivative warrant liabilities	(32,705)	483
Accretion of available-for-sale securities	(3,396)	(1,776)
Amortization of debt issuance costs, commitment fees and accretion of final payment fees	—	547
Non-cash lease expense	776	784
Changes in operating assets and liabilities:
Accounts receivable	674	(203)
Prepaid expenses, other current assets and other assets	(836)	(1,021)
Deferred revenue	5	493
Accounts payable	618	(1,085)
Accrued expenses and operating lease liabilities	(2,792)	(1,602)
Net cash used in operating activities	(29,820)	(26,656)
Cash flows from investing activities:
Purchases of property and equipment	(8,214)	(7,538)
Purchases of available-for-sale securities	(438,518)	(75,995)
Maturities of available-for-sale securities	77,000	76,500
Net cash used in investing activities	(369,732)	(7,033)
Cash flows from financing activities:
Payments of principal of notes payable	—	(6,199)
Proceeds from sale of common stock through Common Stock Purchase Agreement	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offerings	346,719	26,833
Proceeds from sale of common stock from Quanta private placement transaction	35,000	—
Payments of offering costs	(798)	(447)
Net proceeds from tax withholdings on sell-to-cover equity award transactions	6,272	—
Proceeds from issuance of common stock upon exercise of stock options	1,443	68
Proceeds from issuance of common stock upon exercise of warrants	459	—
Net cash provided by financing activities	389,095	33,093
Effects of exchange rate changes on cash and cash equivalents	(34)	(112)
Net decrease in cash and cash equivalents	(10,491)	(708)
Cash and cash equivalents – beginning of period	67,674	21,392
Cash and cash equivalents – end of period	$57,183	$20,684
Supplemental disclosures of other cash flow information:
Cash paid for interest	$—	$1,504
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	—	132
Purchases of property and equipment recorded in accounts payable	417	739
Purchases of property and equipment recorded in accrued expenses	11	849
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Promote Sponsor Vesting Shares	32,946	—
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	274	—
Purchases of offering costs in accounts payable	90	29
Unrealized gain/(loss) on short term investments	57	(16)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business

Rigetti Computing, Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”), builds quantum computers and the superconducting quantum processors that power them. The Company markets a 9-qubit quantum processing unit (“QPU”) under the Novera™ QPU trade name. Through the Company’s Quantum Computing as a Service (“QCaaS”) platform, the Company’s machines can be integrated into any public, private or hybrid cloud.

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

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rigetti issuing stock for the net assets of SNII, accompanied by a recapitalization. The primary asset acquired from SNII was cash that was assumed at historical costs. Separately, the Company also assumed warrants that were deemed to be derivatives and met liability classification subject to fair value adjustment measurements upon closing of the Business Combination (the “Closing”). No goodwill or other intangible assets were recorded because of the Business Combination. While SNII was the legal acquirer in the Business Combination because Legacy Rigetti was deemed the accounting acquirer, the historical financial statements of Legacy Rigetti became the historical financial statements of the combined company, upon the consummation of the Business Combination.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for other interim periods or future years.

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

Emerging Growth Company

Following the Business Combination, the Company qualifies as an emerging growth company (‘‘EGC’’) as defined in the Jumpstart our Business Startups (‘‘JOBS’’) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company intends to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

On June 30, 2025, the last business day of the Company’s second fiscal quarter in 2025, the aggregate market value of the voting and non-voting common equity of the Company held by non-affiliates exceeded $700.0 million. Accordingly, under the current rules of the SEC, the Company will be deemed to be a “large accelerated filer” as of December 31, 2025. As such, the Company will no longer (i) qualify as an EGC under the rules of the SEC, (ii) be eligible to take advantage of the extended transition period for the adoption of new or revised accounting pronouncements available to an EGC beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025 and (iii) be exempt from providing an auditor’s attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. In addition, under the current rules of the SEC, the Company will no longer be eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with its Quarterly Report on Form 10-Q for the first quarter of 2026.

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

In May 2025, the FASB issued ASU 2025-04, “Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer,” which provides clarifying guidance on the accounting for share-based consideration payable to a customer. ASU 2025-04 is effective for the Company for annual periods beginning after December 31, 2026. Early adoption is permitted using either a full retrospective or modified retrospective transition method. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

(3) Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balance, March 31, 2025	286,975	$29	$719,315	$(88)	$(512,128)	$207,128
Issuance of common stock upon exercise of stock options	1,297	—	1,116	—	—	1,116
Issuance of common stock upon exercise of common stock warrants	10	—	67	—	—	67
Issuance of common stock upon release of restricted stock units ("RSUs")	2,150	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Proceeds from sale of common stock through At-The-Market ("ATM") Offering	30,310	3	346,716	—	—	346,719
Capitalization of offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	3,554	—	—	3,554
Foreign currency translation gain	—	—	—	156	—	156
Change in unrealized gain on available-for-sale securities	—	—	—	65	—	65
Net loss	—	—	—	—	(39,654)	(39,654)
Balance, June 30, 2025	323,762	$32	$1,104,880	$133	$(551,782)	$553,263

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	1,595	—	1,443	—	—	1,443
Issuance of common stock upon exercise of common stock warrants	56	—	733	—	—	733
Issuance of common stock upon release of RSUs	5,234	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Proceeds from sale of common stock through ATM Offering	30,310	3	346,716	—	—	346,719
Vesting of Promote Sponsor Vesting Shares	—	—	32,946	—	—	32,946
Capitalization of offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	7,728	—	—	7,728
Foreign currency translation loss	—	—	—	(29)	—	(29)
Change in unrealized gain on available-for-sale securities	—	—	—	57	—	57
Net income	—	—	—	—	2,965	2,965
Balance, June 30, 2025	323,762	$32	$1,104,880	$133	$(551,782)	$553,263

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2024	165,311	$16	$489,955	$138	$(374,532)	$115,577
Issuance of common stock upon exercise of stock options	31	—	8	—	—	8
Issuance of common stock upon release of RSUs	1,478	—	—	—	—	—
Proceeds from sale of common stock through ATM Offering	12,777	1	15,801	—	—	15,802
Capitalization of deferred offering costs to equity upon share issuance	—	—	(80)	—	—	(80)
Stock-based compensation	—	—	3,287	—	—	3,287
Foreign currency translation loss	—	—	—	(17)	—	(17)
Change in unrealized loss on available-for-sale securities	—	—	—	2	—	2
Net loss	—	—	—	—	(12,421)	(12,421)
Balance, June 30, 2024	179,597	$17	$508,971	$123	$(386,953)	$122,158

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	147,066	$14	$463,089	$244	$(353,759)	$109,588
Issuance of common stock upon exercise of stock options	250	—	68	—	—	68
Issuance of common stock upon release of RSUs	2,801	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Proceeds from sale of common stock through ATM Offering	19,423	2	26,831	—	—	26,833
Capitalization of deferred offering costs to equity upon share issuance	—	—	(132)	—	—	(132)
Stock-based compensation	—	—	6,278	—	—	6,278
Foreign currency translation loss	—	—	—	(105)	—	(105)
Change in unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(33,194)	(33,194)
Balance, June 30, 2024	179,597	$17	$508,971	$123	$(386,953)	$122,158

(4) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the condensed consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in accumulated other comprehensive income and the fair value of the fixed income securities as of June 30, 2025 and December 31, 2024 are presented in the tables below (in thousands):

	June 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$23,697	$—	$—	$23,697
Cash equivalents	$23,697	$—	$—	$23,697
Available-for-sale investments-short-term:
U.S. treasury securities	$368,519	$73	$(36)	$368,556
Available-for-sale investments – short-term	$368,519	$73	$(36)	$368,556
Available-for-sale investments-long-term:
U.S. treasury securities	$145,806	$97	$—	$145,903
Available-for-sale investments – long-term	$145,806	$97	$—	$145,903

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$29,806	$—	$—	$29,806
U.S. treasury security	24,835	—	—	24,835
Cash equivalents	$54,641	$—	$—	$54,641
Available-for-sale investments-short-term:
U.S. treasury securities	$124,352	$69	$(1)	$124,420
Available-for-sale investments – short-term	$124,352	$69	$(1)	$124,420
Available-for-sale investments-long-term:
U.S. treasury security	$25,059	$9	$—	$25,068
Available-for-sale investments – long-term	$25,059	$9	$—	$25,068

The Company invests in highly rated investment grade debt securities. As of June 30, 2025, all of the Company’s available-for-sale securities have final maturities of one year or less, except for five U.S. treasury securities classified as long-term with final maturities extending through November 15, 2026. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of June 30, 2025 or December 31, 2024.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors.

Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of June 30, 2025 or December 31, 2024. As of June 30, 2025, there were eight securities with an aggregate market value of $186.2 million that were in an unrealized loss position. The cumulative loss related to these securities was less than $0.1 million. None of the Company’s available-for-sale securities have been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the six months ended June 30, 2025 or June 30, 2024.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$23,697	$—	$—
Short-term investments:
U.S. treasury securities	58,135	310,421	—
Long-term investments:
U.S. treasury securities	—	145,903	—
Total Assets	$81,832	$456,324	$—
Liabilities:
Derivative warrant liability – Public Warrants	$48,680	$—	$—
Derivative warrant liability – Private Warrants	—	—	11,436
Earn-out liabilities	—	—	6,371
Total Liabilities	$48,680	$—	$17,807

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,806	$—	$—
U.S. treasury security	—	24,835	—
Short-term investments:
U.S. treasury securities	—	124,420	—
Long-term investments:
U.S. treasury security	—	25,068	—
Total Assets	$29,806	$174,323	$—
Liabilities:
Derivative warrant liability – Public Warrants	$70,265	$—	$—
Derivative warrant liability – Private Warrants	—	—	22,830
Earn-out liabilities	—	—	45,897
Total Liabilities	$70,265	$—	$68,727

As of June 30, 2025 and December 31, 2024, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money market funds, 3) U.S. treasury securities and 4) Earn-out liabilities.

The fair value of the Public Warrants, money market funds and on-the-run U.S. treasury securities have been measured based on their observable listed prices, a Level 1 measurement. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments.

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

During the six months ended June 30, 2025, the vesting condition for the Promote Sponsor Vesting Shares (as defined below) was satisfied, and the underlying earn-out liability (Refer to Note 8 for Earn-out liabilities) was adjusted to fair value using the closing market price of the Company’s Common Stock on the vesting date. The earn-out liability for the Promote Sponsor Vesting Shares as of the February 6, 2025 vesting date of $32.9 million was recorded to additional paid-in capital.

Previously, the Company used the implied volatility of its Public Warrants in its valuation models for the Private Warrants and Earn-out liabilities. As of December 31, 2024, the Company used the historical volatility of its Common Stock for these valuation models because the implied volatility of the Public Warrants was no longer meaningful due to the rapid increase in the price of the Public Warrants during the fourth quarter of 2024. There were no other changes in fair value measurement techniques during the six months ended June 30, 2025 or June 30, 2024.

During the three and six months ended June 30, 2025, the number of Private Warrants (a Level 3 measurement) converted to Public Warrants (a Level 1 measurement) were 29,599 and 575,000, respectively. As of the date of conversion, the favorable impact of the transfer of the Private Warrants to Public Warrants on the Company’s net income (loss) for the three and six months ended June 30, 2025, was $0.1 million and $3.4 million, respectively. Current estimates of fair value may differ from the amounts presented.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the six months ended June 30, 2025, and June 30, 2024 is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2024	$22,830	$45,897
Change in fair value - three months ended March 31, 2025	(7,760)	(8,837)
Vesting of Promote Sponsor Vesting Shares	—	(32,946)
Transfer of Private Warrants to Public Warrants - three months ended March 31, 2025	(7,316)	—
Change in fair value - three months ended June 30, 2025	3,906	2,257
Transfer of Private Warrants to Public Warrants - three months ended June 30, 2025	(224)	—
Balance – June 30, 2025	$11,436	$6,371

Balance – December 31, 2023	$1,604	$2,155
Change in fair value - three months ended March 31, 2024	1,505	1,621
Change in fair value - three months ended June 30, 2024	(1,145)	(1,315)
Balance – June 30, 2024	$1,964	$2,461

(6)	Financing Arrangements

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

During the three and six months ended June 30, 2024, the Company recorded interest expense of $1.0 million and $2.1 million, respectively, which included accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.2 million and $0.5 million, respectively. The effective interest rate for all tranches of the debt was approximately 23.1% as of June 30, 2024.

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

As of June 30, 2025 and December 31, 2024, Public Warrants issued and outstanding were 11,618,076 and 11,082,870, respectively (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

During the three and six months ended June 30, 2025, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 4,248 and 39,794, respectively. During the three months ended June 30, 2025, the proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on the exercise dates totaled less than $0.1 million. During the six months ended June 30, 2025, the proceeds from the warrant exercises totaled $0.5 million and the underlying Public Warrant derivative liabilities on the exercise dates totaled $0.3 million. The proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on the exercise dates were recorded to par value of Common Stock and additional paid-in capital.

The calculated fair value of the derivative liability for the Public Warrants as of June 30, 2025 and December 31, 2024 were $48.7 million and $70.3 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and six months ended June 30, 2025 was a loss of $16.7 million and a gain of $28.8 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and six months ended June 30, 2024 was a gain of $1.0 million and a loss of $0.1 million, respectively.

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

As of June 30, 2025 and December 31, 2024, Private Warrants issued and outstanding were 1,417,102 and 1,992,102, respectively (Refer to Note 5 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of June 30, 2025 and December 31, 2024 was $11.4 million and $22.8 million, respectively. The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three and six months ended June 30, 2025 was a loss of $3.9 million and a gain of $3.9 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three and six months ended June 30, 2024 was a gain of $1.1 million and a loss of $0.4 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at June 30, 2025 and December 31, 2024 are as follows:

Valuation Assumptions	June 30, 2025	December 31, 2024
Stock Price	$11.86	$15.26
Strike Price	$11.50	$11.50
Volatility (annual) (%)	149.00%	140.00%
Risk-free rate (%)	3.76%	4.21%
Estimated time to expiration (years)	1.67	2.17
Dividend yield (%)	—	—

Equity Classified Warrants

Series C Preferred Stock Financing Warrants

During 2020, a subsidiary of Legacy Rigetti issued and sold an aggregate of 54.5 million shares of its Series C Preferred Stock at a purchase price of $1.15 per share, for an aggregate purchase price of $56.2 million (the “Series C Preferred Stock Financing”). In conjunction with the Series C Preferred Stock Financing, the Company issued a total of 5,248,183 warrants to purchase Class A Common Stock to the Series C investors (the “Series C Warrants”). The Series C Warrants have a $0.01 per share exercise price and a 10-year term to expiration. The Series C Warrants can be exercised for cash or on a cashless basis. The Company determined that the Series C Warrants met the requirements for equity classification under ASC 480 and ASC 815. The Company estimated the fair value of the Series C aarrants using the Black-Scholes model and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Series C Warrants on a relative fair value basis, which was recorded to additional paid in capital.

During the three and six months ended June 30, 2025, 5,560 and 16,682 Series C Warrants were exercised, respectively, each for one share of Common Stock, in exchange for cash proceeds of $0.01 per share. The proceeds from the warrant exercises were recorded to par value of Common Stock and additional-paid-in capital. As of June 30, 2025 and December 31, 2024, Series C Warrants issued and outstanding were 777,118 and 793,800, respectively.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both June 30, 2025 and December 31, 2024, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	June 30, 2025	December 31, 2024
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

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

During the six months ended June 30, 2025, the vesting condition for the Promote Sponsor Vesting Shares was satisfied, and the underlying earn-out liability was adjusted to fair value using the closing market price of the Company’s Common Stock on the vesting date. The earn-out liability for the Promote Sponsor Vesting Shares as of the February 6, 2025 (“vesting date”) of $32.9 million was recorded to additional paid-in capital.

As of June 30, 2025, the vesting condition for the Sponsor Redemption-Based Vesting shares remained unsatisfied. As of the market close on August 8, 2025, the volume weighted average price of the Company’s Common Stock equaled or exceeded $15.00 for 16 days out of the last 18 trading days. If the volume weighted average price of the Company’s Common Stock were to equal or exceed $15.00 for 4 days out of the next 12 trading days commencing on August 11, 2025, the vesting condition for the Sponsor Redemption-Based Vesting shares would be satisfied.

The Earn-out liabilities related to the unvested Sponsor Vesting Shares are adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events are achieved or the Sponsor Vesting Shares are forfeited.

The calculated fair value of the Earn-out liabilities with respect to the unvested Sponsor Vesting Shares as of June 30, 2025 and December 31, 2024 were $6.4 million and $45.9 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and six months ended June 30, 2025 was a loss of $2.3 million and a gain of $6.6 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and six months ended June 30, 2024 was a gain of $1.3 million and a loss of $0.3 million, respectively.

Significant inputs into the Monte Carlo simulation models as of June 30, 2025 and December 31, 2024 were as follows:

Valuation Assumptions	June 30, 2025	December 31, 2024
Stock price	$11.86	$15.26
Simulated trading days	421	542
Annual volatility (%)	149.00%	140.00%
Risk-free rate (%)	3.76%	4.21%
Estimated time to expiration (in years)	1.67	2.17

(9) Stockholders’ Equity

As of June 30, 2025, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	16,528,051
Stock-Based Awards—RSUs Outstanding	6,544,122
Stock-Based Awards—Options Outstanding	6,536,637
Total	29,608,810

At-the-Market Offerings

May 2025 Sales Agreement with Jefferies, LLC

On May 29, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies, LLC (the “Agent”) with respect to an At-the-Market offering program, pursuant to which the Company sold, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of $350 million (the “ATM Offering”). The shares offered and sold in the ATM Offering were issued and sold pursuant to the Company’s automatic shelf registration statement on Form S-3 and the related prospectus supplement, which the Company filed with the SEC on May 29, 2025. The Company paid the Agent a commission of up to 3% of the gross proceeds of the shares sold under the Sales Agreement, and the Company agreed to provide the Agent with customary indemnification rights. The Sales Agreement contains customary representations and warranties and conditions to the sale of the shares pursuant thereto.

During the three months ended June 30, 2025, the Company raised gross proceeds of $350 million from the sale of 30,309,780 shares of its Common Stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share, which represented the full amount of shares available for sale under the Sales Agreement. The net proceeds from the Sales Agreement during the three months ended June 30, 2025 were $346.7 million, after deducting Agent commissions totaling $3.3 million. As of June 30, 2025, there were no remaining shares available for sale pursuant to the Sales Agreement.

March 2024 Sales Agreement with B. Riley Securities, Inc. and Needham & Company, LLC

On March 15, 2024, the Company entered into an At-the-Market Sales Agreement (the “Prior ATM Agreement”) with B. Riley Securities, Inc. and Needham & Company, LLC pursuant to which the Company sold, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of $100 million.

During the three months ended June 30, 2024, the Company raised gross proceeds of $16.2 million from the sale of 12,777,393 shares of its Common Stock pursuant to the Prior ATM Agreement, at a weighted average price of $1.27 per share. During the six months ended June 30, 2024, the Company raised gross proceeds of $27.5 million from the sale of 19,423,375 shares of its Common Stock pursuant to the Prior ATM Agreement, at a weighted average price of $1.42 per share.

The net proceeds from the Prior ATM offering during the three and six months ended June 30, 2024 were $15.8 million and $26.8 million, respectively, after deducting sales agent commissions of $0.4 million and $0.7 million, respectively. As of June 30, 2025, there were no remaining shares available for sale under the Prior ATM Agreement.

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

During the three months ended June 30, 2024, the Company did not sell any Common Stock under the Purchase Agreement. During the six months ended June 30, 2024, the Company received net proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. As of June 30, 2025, there were no remaining shares available for sale under the Purchase Agreement; as a result, the Purchase Agreement has terminated.

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

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2025, there were 32,403,747 shares of Common Stock reserved for issuance under the 2022 Plan, of which 20,817,292 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Common Stock of all classes outstanding on a fully diluted basis on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2025, the number of shares of Common Stock reserved for issuance under the “2022 Plan” was increased by 15,972,015 shares.

Stock Option Activity

The following is a summary of stock option activity during the six months ended June 30, 2025:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2024	8,131,235	$1.01	8.04	$115,878
Granted	—	—
Exercised	(1,594,598)	0.90		17,441
Forfeited and expired	—	—
Outstanding and expected to vest, June 30, 2025	6,536,637	$1.03	7.63	$70,763
Exercisable, June 30, 2025	3,454,324	$0.79	6.74	$38,255

The Company’s outstanding stock options generally have exercise prices equal to fair market value on the date of grant, expire after ten years and have service-based vesting conditions ranging from 1-5 years, except that 500,000 stock options granted in 2022 had a market-based vesting condition tied to the Company’s Common Stock price. The vesting condition with respect to the market-based stock option grants was satisfied in January 2025. The intrinsic value of an option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the six months ended June 30, 2025 and June 30, 2024 was $17.4 million and $0.3 million, respectively. The Company received proceeds from stock option exercises of $1.4 million and $0.1 million during the six months ended June 30, 2025 and June 30, 2024, respectively.

Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense related to stock options granted to employees was $0.5 million and $0.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the unrecognized compensation expense related to unvested stock options was $3.3 million, which is expected to be recognized over a weighted-average period of 1.96 years.

Fair Value of Stock Option Grants

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. No stock options were granted during the six months ended June 30, 2025. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 was $1.51 per share. The valuation assumptions used as inputs to the Black-Scholes option-pricing model to value the Company’s service-based stock options include expected volatility for the Company’s Common Stock, the expected term of the stock options granted, the assumed dividend yield and the risk free interest rate at the time of grant.

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

RSUs

The following is a summary of RSU activity during the six months ended June 30, 2025:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2024	11,177,661	$1.53
Granted	823,342	9.08
Vested	(5,234,029)	1.66
Forfeited	(222,852)	1.54
Non-vested at June 30, 2025	6,544,122	$2.38

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

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of June 30, 2025 and June 30, 2024 was $77.6 million and $10.3 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the six months ended June 30, 2025 and June 30, 2024 was $52.7 million and $3.5 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the six months ended June 30, 2025 and June 30, 2024 was 823,342 and 1,567,515, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The weighted-average grant date fair value of the service-based RSUs granted during the six months ended June 30, 2025 and June 30, 2024 was $9.08 and $1.46 per share, respectively. The fair value of the service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs granted to employees was $3.0 million and $6.7 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense related to RSUs granted to employees was $2.8 million and $5.5 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the unrecognized compensation expense related to unvested RSUs was $14.7 million, which is expected to be recognized over a weighted-average period of 2.09 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,256	$2,262	$5,277	$4,189
Selling, general and administrative expenses	1,298	1,025	2,451	2,089
Total stock-based compensation expenses	$3,554	$3,287	$7,728	$6,278

(11)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaborative research and professional services	$1,711	$3,081	$3,043	$5,918
Access to quantum computing systems	90	5	230	220
	$1,801	$3,086	$3,273	$6,138

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$—	$523	$—	$523
Revenue recognized over time	1,801	2,563	3,273	5,615
	$1,801	$3,086	$3,273	$6,138

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of June 30, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2025	December 31, 2024	December 31, 2023
Trade receivables	$342	$1,498	$2,650
Unbilled receivables	$1,411	$929	$2,379
Current portion of deferred revenue	$(118)	$(113)	$(343)
Deferred revenue, less current portion	$(698)	$(698)	$—

Changes in deferred revenue from contracts with customers were as follows:

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$(811)	$(343)
Deferral of revenue	(110)	(712)
Recognition of deferred revenue	105	219
Total deferred revenue at end of period	$(816)	$(836)
Current portion of deferred revenue	$(118)	$(836)
Deferred revenue, less current portion	$(698)	$—

Amounts recognized as revenue from beginning contract liabilities during the three and six months ended June 30, 2025 was an immaterial amount and $0.1 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and six months ended June 30, 2024 was an immaterial amount and $0.2 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.7 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for remaining performance obligations totaling $0.9 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet. Accordingly, the Company does not have any capitalized contract fulfillment costs as of June 30, 2025 or December 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,801	$3,086	$3,273	$6,138
Less:
Salaries and employee related costs	7,930	6,721	16,862	13,458
Stock-based compensation	3,554	3,287	7,728	6,278
Rent and facilities	1,495	2,020	2,834	3,902
Professional services and legal fees	2,339	1,625	5,252	3,312
Technology & IT costs	1,225	1,062	2,548	2,109
Direct and indirect materials	570	609	1,263	1,015
Depreciation and amortization expense	1,894	1,547	3,723	3,334
Interest expense	—	969	—	2,076
Other segment items(1)	22,448	(2,333)	(39,902)	3,848
Segment and net income (loss)	$(39,654)	$(12,421)	$2,965	$(33,194)
(1)Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

The following table presents a summary of our segment fixed asset additions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Quantum computing fridges	$2,623	$2,197	$4,334	$3,257
Process equipment	219	—	682	6
Leasehold improvements	110	34	194	51
IT hardware	263	110	352	209
Construction in progress and other assets	1,400	246	2,465	1,047
Total property and equipment	$4,615	$2,587	$8,027	$4,570

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$967	$2,156	$1,352	$4,315
Europe	771	407	1,784	1,300
Asia and others	63	523	137	523
Total revenue	$1,801	$3,086	$3,273	$6,138

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

Significant customers that represent 10% or more of revenue are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	*	22%	*	19%
Customer B	20%	*	17%	10%
Customer C	27%	*	15%	20%
Customer D	39%	11%	53%	27%
Customer E	*	26%	*	*
Customer F	*	17%	*	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and six months ended June 30, 2025, sales to government entities comprised 91.7% and 90.7% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2024, sales to government entities comprised 79.5% and 88.4% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following table:

	June 30, 2025	December 31, 2024
Customer A	*	*
Customer B	41%	15%
Customer C	26%	23%
Customer D	*	26%
Customer E	*	31%
Customer F	28%	*

* Customer accounted for less than 10% of accounts receivable in the respective periods.

(13) Net Income (Loss) Per Share

The following table presents the calculations of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) used in basic computation	$(39,654)	$(12,421)	$2,965	$(33,194)
Less: Vesting of Promote Sponsor Vesting Shares	—	—	(4,363)	—
Net loss used in diluted computation	$(39,654)	$(12,421)	$(1,398)	$(33,194)
Denominator:
Weighted-average shares outstanding - basic and diluted	298,254	171,903	291,514	161,705
Net income (loss) per share - basic	$(0.13)	$(0.07)	$0.01	$(0.21)
Net loss per share - diluted	$(0.13)	$(0.07)	$0.00	$(0.21)

For each of the three and six months ended June 30, 2025 and each of the three and six months ended June 30, 2024, the number of Sponsor Vesting Shares excluded from the computations of basic and diluted net income (loss) per share because the vesting conditions had not been satisfied totaled 580,273 and 3,059,273 shares, respectively.

The vesting condition for the Promote Sponsor Vesting Shares was satisfied on February 6, 2025. As of June 30, 2025, the vesting condition for the Sponsor Redemption-Based Vesting shares remained unsatisfied (Refer to Note 8 for Earn-out liabilities). The underlying gain from the change in the fair value of the Promote Sponsor Vesting Shares has been excluded from the fully-diluted computation for the six months ended June 30, 2025 due to resolution of the contingency, resulting in a net loss for purposes of the computation. For the three and six months ended June 30, 2025, the Promote Sponsor Vesting Shares have been included in the computations of basic and diluted net income (loss) per share from the February 6, 2025 vesting date. The Promote Sponsor Vesting Shares were not included in the computation of diluted net loss per share for the six months ended June 30, 2025 from the beginning of the period (January 1, 2025) because their effect would be anti-dilutive.

The weighted-average common shares outstanding for the three and six months ended June 30, 2025 include 777,240 and 784,368 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively. The weighted-average common shares outstanding for each of the three and six months ended June 30, 2024 include 972,578 weighted-average shares for warrants having an exercise price of $0.01 per share each.

The Company excluded the following potentially dilutive securities from the computations of diluted net loss per share for the three and six months ended June 30, 2025 and June 30, 2024 because their effect would be anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Common Stock warrants (1)	14,410,623	14,450,417
Stock Options	6,536,637	9,600,802
Restricted Stock Units	6,544,122	8,382,814
	27,491,382	32,434,033
(1)	The number of outstanding warrants as of both June 30, 2025 and June 30, 2024 does not include 1,340,310 unvested Customer Warrants.

(14)	Income Taxes

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

The Company has incurred a cumulative pre-tax loss for the past three years. The Company expects that it will continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for its deferred tax assets. Accordingly, the Company did not record a provision for income taxes for either the three and six months ended June 30, 2025 or the three and six months ended June 30, 2024.

On July 4, 2025, new federal tax and budget legislation, known as the “One Big Beautiful Bill Act” (“OBBA”) was signed into law. Any financial impacts from the legislation will be reflected in the Company’s condensed consolidated financial statements during the three months ended September 30, 2025 when the legislation became law. The Company presently does not expect the OBBA to have a material impact on the condensed consolidated financial statements.

(15) Collaborative Arrangements

On February 27, 2025, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Quanta Computer Inc., a Taiwan corporation (“Quanta”). The term of the Collaboration Agreement is for five years, subject to cancellation under certain circumstances.

Pursuant to the Collaboration Agreement, during the five year period following February 27, 2025, the Company has agreed it will invest at least $250.0 million in the field of quantum computing, in furtherance of its product roadmap, and Quanta has agreed it will invest at least $250.0 million in the field of quantum computing, and the investment by Quanta will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of the Company’s product roadmap. No equity or joint venture was formed under the Collaboration Agreement. Costs incurred by the Company under the Collaboration Agreement, consisting of its expenditures for research and development and related capital, will be accounted for in accordance with GAAP as incurred.

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

With the goal of unlocking this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We believe that this patented and patent pending, modular chip architecture is the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers. Our long-term business model centers on revenue generated from sales of quantum processing units (QPUs) and quantum computing systems made accessible via the cloud in the form of Quantum Computing as a Service (“QCaaS”) products. However, the substantial majority of our revenues are currently derived from development contracts, and we anticipate this market opportunity will continue to represent an important source of revenue for at least the next several years as we work to ramp up sales of QPUs and our QCaaS business. Additionally, we are working to further develop a revenue stream and forging important customer relationships by entering into technology development contracts with various partners.

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers. We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have incurred significant operating losses since inception. Our net losses were $201.0 million and $75.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. We incurred an operating loss for the three months ended June 30, 2025. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of June 30, 2025, we had an accumulated deficit of $551.8 million.

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

Our goal for 2025 is to introduce the next generation of our modular system architecture, while continuing to increase fidelities. On July 16, 2025, we announced that we achieved our mid-year performance milestone of 99.5% median two-qubit gate fidelity on a modular 36-qubit system, a 2x reduction in median two-qubit gate error rate from our previous best results on our 84-qubit single chip Ankaa™-3 system. Composed of four 9-qubit chips (“chiplets”) tiled together and optimized for CZ gates, a commonly used two-qubit gate for executing quantum circuits with equivalent computational power to iSWAP gates, the 36-qubit system is based on our proprietary modular chip technology and provides a path to building a 100+ qubit chiplet-based system. Our 36-qubit system, Cepheus™-1-36Q, has been released for general availability and deployed on our Cloud Services Platform (QCS®) and will be available on Microsoft Azure thereafter. We expect to release a 100+ qubit chiplet-based system with a 99.5% median two-qubit gate fidelity before the end of 2025.

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

2025 ATM Offering

On May 29, 2025, we entered into an Open Market Sale AgreementTM (the “Sales Agreement”) with Jefferies LLC with respect to an At-the-Market (“ATM”) offering program, pursuant to which we sold, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of $350 million. The shares offered and sold in the ATM offering were issued pursuant to a shelf registration statement on Form S-3 and the related prospectus supplement. During the three and six months ended June 30, 2025, we raised gross proceeds of $350 million from the sale of 30,309,780 shares of our common stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share. The net proceeds from the Sales Agreement during the three and six months ended June 30, 2025 were $346.7 million. As of June 30, 2025, there were no remaining shares available for sale pursuant to the Sales Agreement.

Quanta Collaboration Agreement

In February 2025, our wholly-owned subsidiary entered into a Collaboration Agreement with Quanta, whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components listed in such statement of work that meet our specifications and requirements. “Covered Components” may include control systems, dilution refrigerators, flexible cables, and select other non-QPU components suitable for our quantum computing products. No statements of work were entered into by the parties in connection with the entry into the Collaboration Agreement. In addition, the parties have each agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of our product roadmap). No equity or joint venture was formed under the Collaboration Agreement and costs incurred by us under the Collaboration Agreement, consisting of expenditures for research and development and related capital, will be accounted for in accordance with GAAP as incurred.

Under the Collaboration Agreement, we will retain all rights, title and ownership to all QPU Technology (as defined in the Collaboration Agreement) and related intellectual property (“IP”) rights created in the course of activities specified in a statement of work under the Collaboration Agreement. Other than the QPU Technology and IP rights described above, to the extent there is any jointly created, invented or other developed technology in the course of the performance of activities specified in a statement of work under the Collaboration Agreement, the Company and Quanta will jointly own, and each party will hold a one-half undivided interest in, all such joint project technology and all newly-created or newly-arising IP rights with respect thereto.

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

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with research and development or sales of QPUs and providing development contracts, QCaaS offerings and other services. We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we are able to demonstrate the usefulness of quantum computers and achieve broad quantum advantage, and subsequently enhance our product and service offerings, expand our customer base, and implement new marketing strategies.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Six months ended
	June 30,		2025 versus 2024		June 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$1,801	$3,086	$(1,285)	(42)%	$3,273	$6,138	$(2,865)	(47)%
Cost of revenue	1,235	1,096	139	13%	2,265	2,648	(383)	(14)%
Total gross profit	566	1,990	(1,424)	(72)%	1,008	3,490	(2,482)	(71)%
Operating expenses:
Research and development	13,522	11,870	1,652	14%	28,977	23,341	5,636	24%
Selling, general and administrative	6,926	6,205	721	12%	13,545	12,819	726	6%
Total operating expenses	20,448	18,075	2,373	13%	42,522	36,160	6,362	18%
Loss from operations	(19,882)	(16,085)	(3,797)	24%	(41,514)	(32,670)	(8,844)	27%
Other income (expense), net
Interest expense	—	(969)	969	(100)%	—	(2,076)	2,076	(100)%
Interest income	3,042	1,218	1,824	150%	5,194	2,341	2,853	122%
Change in fair value of derivative warrant liabilities	(20,557)	2,100	(22,657)	NM	32,705	(483)	33,188	NM
Change in fair value of earn-out liabilities	(2,257)	1,315	(3,572)	(272)%	6,580	(306)	6,886	NM
Total other income (expense), net	(19,772)	3,664	(23,436)	(640)%	44,479	(524)	45,003	NM
Net income (loss) before provision for income taxes	(39,654)	(12,421)	(27,233)	219%	2,965	(33,194)	36,159	(109)%
Provision for income taxes	—	—	—		—	—	—
Net income (loss)	$(39,654)	$(12,421)	$(27,233)		$2,965	$(33,194)	$36,159

*NM – Not Meaningful

Revenue

Revenue decreased by $1.3 million and $2.9 million for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, respectively. The decreases were mainly due to reductions in revenue from collaborative research and professional services contracts. Our revenue has been negatively impacted by expiration of the National Quantum Initiative Act in September 2023 and its pending reauthorization in the United States Congress.

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

Cost of Revenue

Cost of revenue increased by $0.1 million and decreased by $0.4 million for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, respectively. The increase in cost of revenue during the three months ended June 30, 2025 was due to an unfavorable revenue mix, with more revenue and cost of revenue coming from contracts with higher costs and a lower gross margin profile, mostly offset by the impact of lower revenue levels on cost of revenue.  The decrease in cost of revenue for the six months ended June 30, 2025 was due to the impact of lower revenue levels on cost of revenue, offset in part by the unfavorable revenue mix.

Our cost of revenue and gross margins are impacted by the composition of our revenue and variability in the pricing and terms of our development contracts. During the three and six months ended June 30, 2025, we recognized revenue and cost of revenue from contracts to deliver 24-qubit and 36-qubit quantum computing systems, which have higher costs and a lower gross margin profile than most of our other contracts.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $1.7 million and $5.6 million for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, respectively.

The increase in research and development expenses for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024, was mainly due to a $1.2 million increase in salaries and employee related costs and a $0.5 million increase in consulting services. The increase in research and development expenses for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, was mainly due to a $3.2 million increase in salaries and employee related costs, a $1.1 million increase in stock based compensation, a $0.9 million increase in consulting services and a $0.4 million increase in all other costs. The increase in salaries and employee related costs in both periods was due to annual salary increases, new hires and higher Federal Insurance Contributions Act (“FICA”) taxes related to the vesting of RSUs and the increase in our stock price. The increase in stock-based compensation for the six months ended June 30, 2025 was mainly due to the grant of RSUs for employee spot bonuses. Consulting services are used to support information technology requirements and for non-core research and development activities.

We anticipate that research and development expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.7 million for both the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, respectively. The increase for both periods was mainly due to higher costs for proxy distribution and solicitation related to our annual meeting during the three months ended June 30, 2025, as compared to costs related to our annual meeting during the three months ended June 30, 2024, which was driven by the increase in the number of beneficial owners of our common stock.

We expect to incur additional selling, general and administrative expenses to support the growth of our business. Further, we expect selling, general and administrative expenses to increase over the longer term, particularly after we potentially achieve quantum advantage, and plan to subsequently enhance our sales and service offerings, expand our customer base, and implement new marketing strategies.

Other income and (expense), net

Interest expense

Interest expenses decreased by $1.0 million and $2.1 million for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, respectively. The reduction in interest expense was due to the prepayment of our outstanding debt with Trinity Capital Inc. (“Trinity Capital”) in December 2024. A discussion regarding the debt prepayment is included in Note 6 to our condensed consolidated financial statements for the three and six months ended June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Interest income

Interest income was $3.0 million and $5.2 million for the three and six months ended June 30, 2025, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2024, respectively. The increase in interest income during the three and six months ended June, 2025, when compared to the three and six months ended June 30, 2024, was due to an increase in the balances of our invested cash and available-for-sale investments resulting from our equity offerings during late 2024 and the three months ended June 30, 2025. Fluctuations in the rates of interest earned on our investments also had an impact on interest income during these periods. We anticipate that interest income will increase in the coming periods due to the increase in the balances of our invested cash and available-for-sale investments resulting from the closing of our private placement with Quanta and our ATM offering during the three months ended June 30, 2025.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 7 to our condensed consolidated financial statements for the three and six months ended June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three and six months ended June 30, 2025 was a loss of $20.6 million and gain of $32.7 million, respectively. The change in fair value of our warrant liabilities for the three and six months ended June 30, 2024 was a gain of $2.1 million and a loss $0.5 million, respectively. The change in fair value for the three and six months ended June 30, 2025 was primarily due to fluctuations in our stock price.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 8 to our condensed consolidated financial statements for the three and six months ended June 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our earn-out liabilities for the three and six months ended June 30, 2025 was a loss of $2.3 million and gain of $6.6 million, respectively. The change in fair value of our earn-out liabilities for three and six months ended June 30, 2024 was a gain of $1.3 million and a loss of $0.3 million, respectively.  The change in fair value for the three and six months ended June 30, 2025 was primarily due to fluctuations in our stock price.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record a provision for income taxes for either the three and six months ended June 30, 2025 or the three and six months ended June 30, 2024.

On July 4, 2025, new federal tax and budget legislation, known as the “One Big Beautiful Bill Act” (“OBBA”) was signed into law. Any financial impacts from the legislation will be reflected in our condensed consolidated financial statements during the three months ended September 30, 2025 when the legislation became law. We presently do not expect the OBBA to have a material impact on the condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the years ended December 31, 2024 and December 31, 2023, we incurred net losses of $201.0 million and $75.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $551.8 million, and we expect to incur additional losses for the foreseeable future.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments should be sufficient to meet our anticipated operating cash needs for the next 12 months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, including factors described herein, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans.

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

With respect to our longer-term future cash requirements, we will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations, including with respect to the Collaboration Agreement with Quanta, pursuant to which we are required to invest at least $250.0 million in the field of quantum computing in furtherance of our product roadmap over a five year period commencing on February 27, 2025.

Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offering, we believe we will meet our cash requirements and obligations primarily through our existing cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders.

.

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

Macroeconomic conditions, including inflation, interest rates and impacts from government policy and actions, such as international trade restrictions and policies and tariffs, may have adverse consequences, which may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labors shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. In addition, macroeconomic and geopolitical conditions may lead to disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide.

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

Net cash used in operating activities during the six months ended June 30, 2025 was $29.8 million, primarily resulting from our net income of $3.0 million, reduced by non-cash income totaling $30.5 million. Changes in operating assets and liabilities had a $2.3 million negative impact on net cash used in operating activities during six months ended June 30, 2025.

Net cash used in operating activities during the six months ended June 30, 2024 was $26.7 million, primarily resulting from our net loss of $33.2 million, partially offset by non-cash expenses totaling $10.0 million. Changes in operating assets and liabilities had a $3.4 million negative impact on net cash used in operating activities during the six months ended June 30, 2024.

Cash used in operating activities increased by $3.1 million to $29.8 million during the six months ended June 30, 2025, from $26.7 million during the six months ended June 30, 2024. We recorded net income of $3.0 million for the six months ended June 30, 2025, a $36.2 million improvement when compared to the net loss for the six months ended June 30, 2024, mostly due to non-cash changes in the fair value of derivative warrant and earn-out liabilities. Non-cash income impacting our net income increased by $40.5 million to $30.5 million during the six months ended June 30, 2025, when compared to non-cash expenses of $10.0 million during the six months ended June 30, 2024. Operating assets and liabilities had a $1.1 million favorable impact on the change in cash used in operating activities for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024.

Cash Flows Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 totaled $369.7 million, resulting from $438.5 million of purchases of available-for-sale securities and $8.2 million of purchases of property and equipment, partially offset by $77.0 million of maturities of available-for-sale securities.

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

Net cash used in investing activities during the six months ended June 30, 2025 increased by $362.7 million, when compared to the six months ended June 30, 2024, primarily due to investment of the proceeds from our recent $350.0 million ATM offering, resulting in an increase in purchases of available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025 totaled $389.1 million. We received net proceeds of $346.7 million from the sale of 30,309,780 shares of common stock pursuant to our ATM program that was completed in the six months ended June 30, 2025. We received proceeds of $35.0 million from the sale of 3,020,412 shares of common stock from the private placement transaction with Quanta. We received proceeds of $6.3 million from tax withholdings on sell-to-cover tax equity award transactions, proceeds of $1.4 million from the exercise of stock options and proceeds of $0.5 million from the exercise of warrants. We also paid $0.8 million for offering costs.

Cash provided by financing activities during the six months ended June 30, 2024 totaled $33.1 million. We received net proceeds of $12.8 million from the sale of 10,056,799 shares of common stock to B. Riley through our prior Purchase Agreement and net proceeds of $26.8 million from the sale of 19,423,375 shares of common stock pursuant to our prior ATM program. Proceeds from the sale of common stock were offset in part by principal payments of $6.2 million under the amended loan agreement with Trinity Capital and payments of $0.4 million for deferred offering costs

Cash provided by financing activities increased by $356.0 million during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. The increase was primarily due to the $346.7 million of net proceeds we received from our $350.0 million ATM offering completed in June 2025. Other factors favorably impacting the increase in cash provided by financing activities during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, include proceeds of $35.0 million from the sale of common stock to Quanta, $6.3 million from tax withholdings on sell-to-cover tax equity award transactions and a $6.2 million reduction in payments of principal of notes payable due to the prepayment of our outstanding debt with Trinity Capital in December 2024. These increases were offset in part by proceeds of $39.7 million from sales of common stock during the six months ended June 30, 2024.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the three and six month periods ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (“EGC”) may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Following the Business Combination, we still qualify as an emerging growth company and plan to take advantage of the extended transition period that emerging growth company status permits. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.

We will remain an EGC under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an EGC. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

On June 30, 2025, the last business day of our second fiscal quarter in 2025, the aggregate market value of our voting and non-voting common equity held by non-affiliates exceeded $700.0 million. Accordingly, we will be deemed to be a “large accelerated filer” under the rules of the SEC as of December 31, 2025. As such, we will no longer (i) qualify as an EGC under the rules of the SEC, (ii) be eligible to take advantage of the extended transition period for the adoption of new or revised accounting pronouncements available to an EGC beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025 and (iii) be exempt from providing an auditor’s attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. In addition, under the current rules of the SEC, we will no longer be eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K Risk Factors”) for a more complete understanding of the risks and uncertainties material to our business that make an investment in our securities speculative or risky. There have been no material changes to our risk factors as previously disclosed in the 2024 Form 10-K Risk Factors, except as follows:

We will no longer qualify as an “emerging growth company” or a “smaller reporting company” after December 31, 2025, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” (an “EGC”) as defined in the JOBS Act. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025, we will no longer qualify as an EGC, a “smaller reporting company” or a “non-accelerated filer” as of December 31, 2025 and will be a large accelerated filer beginning January 1, 2026 for future filings, in accordance with current SEC rules.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
●	the requirement that we provide more detailed disclosures regarding executive compensation; and
●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of EGC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, the officers and directors listed below adopted or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act.

On May 15, 2025, Thomas Iannotti, a member of our board of directors, adopted a trading plan that provides for the sale of up to 200,000 shares of our Common Stock, depending on the market prices of the securities. The plan is scheduled to terminate on August 13, 2026, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

On June 12, 2025, Gail Sandford, a member of our board of directors, adopted a trading plan that provides for (i) the sale of a maximum of 25,000 shares of our Common Stock on a per week basis until $900,000 in gross sales proceeds has been achieved, (ii) assuming completion of the sales set forth in (i), the sale of up to 62,000 shares of our Common Stock, depending on the market prices of the securities, and (iii) the sale of 60% of the dollar value of the shares of our Common Stock underlying 14,902 RSUs that are scheduled to vest no later than June 10, 2026. The plan is scheduled to terminate on September 10, 2026, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

ITEM 6 – EXHIBITS

Exhibit
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Amended and Restated Bylaws of Rigetti Computing, Inc.	8-K	001-40140	3.2	November 14, 2022

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022
10.1	Open Market Sale AgreementSM, by and between Rigetti Computing, Inc., and Jefferies LLC dated May 29, 2025.	8-K	001-40140	1.1	May 29, 2025

10.2	Non-Employee Director Compensation Policy	10-Q	001-40140	10.3	May 12, 2025

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

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

Date: August 12, 2025