Form 10-Q
period 2025-09-30
Rigetti Computing, Inc.
filed 2025-11-10
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025, there were 330,026,078 shares of the registrant’s Common Stock issued and outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap, including the expectation of releasing a 100+ qubit chiplet-based system with a 99.5% median two-qubit gate fidelity before the end of 2025, and developing practical applications,

●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),

●	our ability and timeline to monetize our investments in quantum computing, if at all,

●	the success of our partnerships and collaborations, including the recent Collaboration Agreement with Quanta Computer, Inc. (“Quanta”),

●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto and trade protections and tariffs), levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,

●	macroeconomic conditions, including global economic and geopolitical conditions, government shutdowns, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates,

●	our ability to accelerate our development of multiple generations of quantum processors,

●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,

●	the outcome of any legal proceedings that have or may be instituted against us or others,

●	our ability to execute on our business strategy, including monetization of our products,

●	our financial performance, growth rate and market opportunity,

●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

●	costs related to operating as a public company, including the additional costs associated with the pending loss of our smaller reporting company (“SRC”) status under the current rules of the Securities and Exchange Commission (the “SEC”),

●	the time and attention necessary with respect to our increased disclosure and compliance obligations associated with the pending loss of our SRC status under the current rules of the SEC.

●	our ability to maintain effective internal controls over financial reporting,

●	changes in applicable laws or regulations, including international trade policies and tax legislation,

●	the possibility that we may be adversely affected by other economic, business, or competitive factors,

●	the evolution of the markets in which we compete,

●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,

●	the sufficiency of our cash resources and our ability to raise additional capital when needed and on attractive terms,

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,

●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing, and

●	our ability or decisions to expand or maintain our existing customer base.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$26,133	$67,674
Available-for-sale investments - short-term	420,850	124,420
Accounts receivable	2,277	2,427
Prepaid expenses	3,658	3,156
Other current assets	3,376	9,081
Total current assets	456,294	206,758
Available-for-sale investments - long-term	111,955	25,068
Property and equipment, net	54,065	44,643
Operating lease right-of-use assets	6,818	7,993
Other assets	1,142	325
Total assets	$630,274	$284,787

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,279	$1,590
Accrued expenses and other current liabilities	6,137	8,005
Current portion of deferred revenue	—	113
Current portion of operating lease liabilities	2,218	2,159
Total current liabilities	11,634	11,867
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	5,379	6,641
Derivative warrant liabilities	240,737	93,095
Earn-out liabilities	—	45,897
Total liabilities	258,448	158,198
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 325,307,895 shares issued and outstanding at September 30, 2025 and 283,546,871 shares issued and outstanding at December 31, 2024	33	29
Additional paid-in capital	1,123,853	681,202
Accumulated other comprehensive income	690	105
Accumulated deficit	(752,750)	(554,747)
Total stockholders’ equity	371,826	126,589
Total liabilities and stockholders’ equity	$630,274	$284,787

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,947	$2,378	$5,220	$8,516
Cost of revenue	1,543	1,174	3,808	3,822
Total gross profit	404	1,204	1,412	4,694
Operating expenses:
Research and development	15,020	12,752	43,997	36,093
Selling, general and administrative	5,933	5,798	19,478	18,617
Total operating expenses	20,953	18,550	63,475	54,710
Loss from operations	(20,549)	(17,346)	(62,063)	(50,016)
Other income (expense), net
Interest expense	—	(733)	—	(2,809)
Interest income	5,598	1,226	10,792	3,567
Change in fair value of derivative warrant liabilities	(181,955)	1,200	(149,250)	717
Change in fair value of earn-out liabilities	(4,062)	820	2,518	514
Total other income (expense), net	(180,419)	2,513	(135,940)	1,989
Net loss before provision for income taxes	(200,968)	(14,833)	(198,003)	(48,027)
Provision for income taxes	—	—	—	—
Net loss	$(200,968)	$(14,833)	$(198,003)	$(48,027)
Net loss per share attributable to common stockholders – basic and diluted	$(0.62)	$(0.08)	$(0.65)	$(0.28)
Weighted average shares used to compute net loss per share attributable to common stockholders – basic and diluted	325,024	188,389	302,807	170,665

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(200,968)	$(14,833)	$(198,003)	$(48,027)
Other comprehensive income (loss):
Foreign currency translation adjustments	(73)	61	(102)	(44)
Unrealized gain on available-for-sale debt securities	630	70	687	54
Total other comprehensive income before income taxes	557	131	585	10
Income taxes	—	—	—	—
Total other comprehensive income after income taxes	557	131	585	10
Total comprehensive loss	$(200,411)	$(14,702)	$(197,418)	$(48,017)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(198,003)	$(48,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,797	5,155
Stock-based compensation	12,027	9,705
Change in fair value of earn-out liabilities	(2,518)	(514)
Change in fair value of derivative warrant liabilities	149,250	(717)
Accretion of available-for-sale securities	(7,025)	(2,752)
Amortization of debt issuance costs, commitment fees and accretion of final payment fees	—	741
Non-cash lease expense	1,175	1,533
Changes in operating assets and liabilities:
Accounts receivable	150	(1,355)
Prepaid expenses, other current assets and other assets	(1,846)	(1,955)
Deferred revenue	(113)	543
Accounts payable	569	(808)
Accrued expenses and operating lease liabilities	(3,105)	(3,632)
Net cash used in operating activities	(43,642)	(42,083)
Cash flows from investing activities:
Purchases of property and equipment	(14,103)	(9,816)
Purchases of available-for-sale securities	(522,605)	(98,451)
Maturities of available-for-sale securities	147,000	107,499
Net cash used in investing activities	(389,708)	(768)
Cash flows from financing activities:
Payments of principal of notes payable	—	(9,491)
Proceeds from sale of common stock through Common Stock Purchase Agreement	—	12,838
Proceeds from sale of common stock through At-The-Market (ATM) Offerings	346,719	38,831
Proceeds from sale of common stock from Quanta private placement transaction	35,000	—
Payments of offering costs	(888)	(476)
Net proceeds from tax withholdings on sell-to-cover equity award transactions	6,272	—
Proceeds from issuance of common stock upon exercise of stock options	1,809	83
Proceeds from issuance of common stock upon exercise of warrants	3,000	—
Net cash provided by financing activities	391,912	41,785
Effects of exchange rate changes on cash and cash equivalents	(103)	(40)
Net decrease in cash and cash equivalents	(41,541)	(1,106)
Cash and cash equivalents – beginning of period	67,674	21,392
Cash and cash equivalents – end of period	$26,133	$20,286
Supplemental disclosures of other cash flow information:
Cash paid for interest	$—	$2,057
Non-cash investing and financing activities:
Capitalization of deferred costs to equity upon share issuance	—	190
Purchases of property and equipment recorded in accounts payable	1,586	252
Purchases of property and equipment recorded in accrued expenses	184	76
Non-cash addition to operating lease right-of-use asset and liability	—	2,268
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Promote Sponsor Vesting Shares	43,379	—
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	1,609	—
Unrealized gain on short term investments	687	54

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

The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California; London, United Kingdom; Adelaide, Australia; British Columbia, Canada; and Mumbai, India. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for other interim periods or future years.

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

Macroeconomic Conditions

Results of the Company’s operations have varied and may continue to vary based in part on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, supply chain constraints, international trade policies including tariffs and export controls, national security interests, pandemics, political turmoil, government shutdowns, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect the Company’s business, including progress toward the development of quantum computing by increasing the cost of materials and components and our operating costs. It is not possible at this time to estimate the long-term impact that these and related events could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application is also permitted. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses,” which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the footnotes to the financial statements for both annual and interim periods. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, “Compensation  –  Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer,” which provides clarifying guidance on the accounting for share-based consideration payable to a customer. ASU 2025-04 is effective for the Company for annual periods beginning after December 31, 2026. Early adoption is permitted using either a full retrospective or modified retrospective transition method. The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 “Financial Statements  –  Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides practical expedients for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 is effective for the Company for the interim and annual periods beginning after December 31, 2025. Early adoption is permitted using either a full retrospective or modified retrospective transition method. The Company does not expect the adoption of this standard to have a material impact on the condensed consolidated financial statements.

(3) Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2025	323,762	$32	$1,104,880	$133	$(551,782)	$553,263
Issuance of common stock upon exercise of stock options	399	1	365	—	—	366
Issuance of common stock upon exercise of common stock warrants	227	—	3,876	—	—	3,876
Issuance of common stock upon release of restricted stock units ("RSUs")	920	—	—	—	—	—
Vesting of Sponsor Redemption-Based Vesting Shares	—	—	10,433	—	—	10,433
Stock-based compensation	—	—	4,299	—	—	4,299
Foreign currency translation loss	—	—	—	(73)	—	(73)
Change in unrealized gain on available-for-sale securities	—	—	—	630	—	630
Net loss	—	—	—	—	(200,968)	(200,968)
Balance, September 30, 2025	325,308	$33	$1,123,853	$690	$(752,750)	$371,826

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	1,994	1	1,808	—	—	1,809
Issuance of common stock upon exercise of common stock warrants	283	—	4,609	—	—	4,609
Issuance of common stock upon release of RSUs	6,154	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Proceeds from sale of common stock through At-The-Market ("ATM") Offering	30,310	3	346,716	—	—	346,719
Vesting of Promote Sponsor Vesting Shares	—	—	32,946	—	—	32,946
Vesting of Sponsor Redemption-Based Vesting Shares	—	—	10,433	—	—	10,433
Capitalization of offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	12,027	—	—	12,027
Foreign currency translation loss	—	—	—	(102)	—	(102)
Change in unrealized gain on available-for-sale securities	—	—	—	687	—	687
Net loss	—	—	—	—	(198,003)	(198,003)
Balance, September 30, 2025	325,308	$33	$1,123,853	$690	$(752,750)	$371,826

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2024	179,597	$17	$508,971	$123	$(386,953)	$122,158
Issuance of common stock upon exercise of stock options	57	—	15	—	—	15
Issuance of common stock upon release of RSUs	1,010	—	—	—	—	—
Proceeds from sale of common stock through ATM Offering	11,294	2	11,996	—	—	11,998
Capitalization of deferred offering costs to equity upon share issuance	—	—	(58)	—	—	(58)
Stock-based compensation	—	—	3,427	—	—	3,427
Foreign currency translation loss	—	—	—	61	—	61
Change in unrealized loss on available-for-sale securities	—	—	—	70	—	70
Net loss	—	—	—	—	(14,833)	(14,833)
Balance, September 30, 2024	191,958	$19	$524,351	$254	$(401,786)	$122,838

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	147,066	$14	$463,089	$244	$(353,759)	$109,588
Issuance of common stock upon exercise of stock options	307	—	83	—	—	83
Issuance of common stock upon release of RSUs	3,810	—	—	—	—	—
Proceeds from sale of common stock through Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Proceeds from sale of common stock through ATM Offering	30,718	4	38,827	—	—	38,831
Capitalization of deferred offering costs to equity upon share issuance	—	—	(190)	—	—	(190)
Stock-based compensation	—	—	9,705	—	—	9,705
Foreign currency translation loss	—	—	—	(44)	—	(44)
Change in unrealized loss on available-for-sale securities	—	—	—	54	—	54
Net loss	—	—	—	—	(48,027)	(48,027)
Balance, September 30, 2024	191,958	$19	$524,351	$254	$(401,786)	$122,838

(4) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the condensed consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in accumulated other comprehensive income and the fair value of the fixed income securities as of September 30, 2025 and December 31, 2024 are presented in the tables below (in thousands):

	September 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$20,884	$—	$—	$20,884
Cash equivalents	$20,884	$—	$—	$20,884
Available-for-sale investments-short-term:
U.S. treasury securities	$420,331	$519	$—	$420,850
Available-for-sale investments – short-term	$420,331	$519	$—	$420,850
Available-for-sale investments-long-term:
U.S. treasury securities	$111,710	$261	$(16)	$111,955
Available-for-sale investments – long-term	$111,710	$261	$(16)	$111,955

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$29,806	$—	$—	$29,806
U.S. treasury security	24,835	—	—	24,835
Cash equivalents	$54,641	$—	$—	$54,641
Available-for-sale investments-short-term:
U.S. treasury securities	$124,352	$69	$(1)	$124,420
Available-for-sale investments – short-term	$124,352	$69	$(1)	$124,420
Available-for-sale investments-long-term:
U.S. treasury security	$25,059	$9	$—	$25,068
Available-for-sale investments – long-term	$25,059	$9	$—	$25,068

The Company invests in highly rated investment grade debt securities. As of September 30, 2025, all of the Company’s available-for-sale securities have final maturities of one year or less, except for four U.S. treasury securities classified as long-term with final maturities extending through March 15, 2027. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met as of September 30, 2025 or December 31, 2024.

The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors. Based on this evaluation, the Company determined that the unrealized losses for its available-for-sale securities were primarily attributable to changes in interest rates and non-credit-related factors.

Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of September 30, 2025 or December 31, 2024. As of September 30, 2025, there was one security with an aggregate market value of $22.2 million in an unrealized loss position. The loss related to this security was less than $0.1 million and it has not been in an unrealized loss position for more than one year. No available-for-sale securities were sold during the nine months ended September 30, 2025 or September 30, 2024.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$20,884	$—	$—
Short-term investments:
U.S. treasury securities	—	420,850	—
Long-term investments:
U.S. treasury securities	—	111,955	—
Total Assets	$20,884	$532,805	$—
Liabilities:
Derivative warrant liability – Public Warrants	$214,316	$—	$—
Derivative warrant liability – Private Warrants	—	—	26,421
Total Liabilities	$214,316	$—	$26,421

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,806	$—	$—
U.S. treasury security	—	24,835	—
Short-term investments:
U.S. treasury securities	—	124,420	—
Long-term investments:
U.S. treasury security	—	25,068	—
Total Assets	$29,806	$174,323	$—
Liabilities:
Derivative warrant liability – Public Warrants	$70,265	$—	$—
Derivative warrant liability – Private Warrants	—	—	22,830
Earn-out liabilities	—	—	45,897
Total Liabilities	$70,265	$—	$68,727

As of September 30, 2025 and December 31, 2024, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money market funds, 3) U.S. treasury securities and 4) Earn-out liabilities.

The fair value of the Public Warrants and money market funds have been measured based on their observable listed prices, a Level 1 measurement. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments. All other financial instruments are classified as Level 3 instruments as they all include unobservable inputs. The Private Warrants are measured at fair value using a Black Scholes model. The fair value of the Earn-out liabilities as of December 31, 2024 were estimated using a Monte Carlo simulation model. The Company estimated the volatility of its Private Warrants and Earn-out liabilities based on the historical volatility of the Company’s Common Stock.

During the three and nine months ended September 30, 2025, the vesting conditions for the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares (collectively the “Sponsor Vesting Shares” as defined in Note 8 below) were satisfied, and the underlying earn-out liabilities (Refer to Note 8 for Earn-out liabilities) were adjusted to fair value using the closing market price of the Company’s common stock on their respective vesting dates. The earn-out liability for the Sponsor Redemption-Based Vesting Shares as of their August 14, 2025 vesting date was $10.4 million. The earn-out liability for the Promote Sponsor Vesting Shares as of their February 6, 2025 vesting date was $32.9 million. The earn-out liabilities for the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates. As of September 30, 2025, all of the underlying earn-out liabilities related to the Sponsor Vesting Shares have been satisfied and the remaining liability balance was zero.

Previously, the Company used the implied volatility of its Public Warrants in its valuation models for the Private Warrants and Earn-out liabilities. As of December 31, 2024, the Company used the historical volatility of its Common Stock for these valuation models because the implied volatility of the Public Warrants was no longer meaningful due to the rapid increase in the price of the Public Warrants during the fourth quarter of 2024. There were no other changes in fair value measurement techniques during the nine months ended September 30, 2025 or September 30, 2024.

During the three and nine months ended September 30, 2025, the number of Private Warrants (a Level 3 measurement) converted to Public Warrants (a Level 1 measurement) were 307,928 and 882,928, respectively. As of the date of conversion, the favorable impact of the transfer of the Private Warrants to Public Warrants on the Company’s net loss for the three and nine months ended September 30, 2025, was $1.8 million and $5.2 million, respectively.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the nine months ended September 30, 2025, and September 30, 2024 is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2024	$22,830	$45,897
Change in fair value - three months ended March 31, 2025	(7,760)	(8,837)
Vesting of Promote Sponsor Vesting Shares	—	(32,946)
Transfer of Private Warrants to Public Warrants - three months ended March 31, 2025	(7,316)	—
Change in fair value - three months ended June 30, 2025	3,906	2,257
Transfer of Private Warrants to Public Warrants - three months ended June 30, 2025	(224)	—
Change in fair value - three months ended September 30, 2025	19,120	4,062
Vesting of Sponsor Redemption-Based Vesting Shares	—	(10,433)
Transfer of Private Warrants to Public Warrants - three months ended September 30, 2025	(4,135)	—
Balance – September 30, 2025	$26,421	$—

Balance – December 31, 2023	$1,604	$2,155
Change in fair value - three months ended March 31, 2024	1,505	1,621
Change in fair value - three months ended June 30, 2024	(1,145)	(1,315)
Change in fair value - three months ended September 30, 2024	(655)	(820)
Balance – September 30, 2024	$1,309	$1,641

(6)	Financing Arrangements

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

During the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.7 million and $2.8 million, respectively, which included accretion of the end-of-term liability, amortization of the commitment fee asset and amortization of debt issuance costs totaling $0.2 million and $0.7 million, respectively. The effective interest rate for all tranches of the debt was approximately 23.1% as of September 30, 2024.

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

As of September 30, 2025 and December 31, 2024, Public Warrants issued and outstanding were 11,704,886 and 11,082,870, respectively (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the condensed consolidated statement of operations at each reporting date.

During the three and nine months ended September 30, 2025, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 221,118 and 260,912, respectively. During the three and nine months ended September 30, 2025, the proceeds from the warrant exercises totaled $2.5 million and $3.0 million, respectively, and the underlying Public Warrant derivative liabilities on their respective exercise dates totaled $1.3 million and $1.6 million, respectively. The proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on the exercise dates were recorded to par value of Common Stock and additional paid-in capital.

The calculated fair value of the derivative liability for the Public Warrants as of September 30, 2025 and December 31, 2024 were $214.3 million and $70.3 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and nine months ended September 30, 2025 was a loss of $162.8 million and $134.0 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and nine months ended September 30, 2024 was a gain of $0.5 million and $0.4 million, respectively.

Subsequent to September 30, 2025 and through November 6, 2025, the Company received proceeds of $46.5 million from the exercise of 4,042,099 Public Warrants.

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

As of September 30, 2025 and December 31, 2024, Private Warrants issued and outstanding were 1,109,174 and 1,992,102, respectively (Refer to Note 5 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of September 30, 2025 and December 31, 2024 was $26.4 million and $22.8 million, respectively. The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 was a loss of $19.1 million and $15.3 million, respectively. The change in the fair value of the Private Warrants included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 was a gain of $0.7 million and $0.3 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at September 30, 2025 and December 31, 2024 are as follows:

Valuation Assumptions	September 30, 2025	December 31, 2024
Stock Price	$29.79	$15.26
Strike Price	$11.50	$11.50
Volatility (annual) (%)	155.00%	140.00%
Risk-free rate (%)	3.61%	4.21%
Estimated time to expiration (years)	1.42	2.17
Dividend yield (%)	—	—

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

The Company estimated the fair value of the Series C warrants using the Black-Scholes model and allocated approximately $1.2 million in proceeds from the Series C Preferred Stock to the value of the Series C Warrants on a relative fair value basis, which was recorded to additional paid in capital. The Series C Warrants were assumed by the Company in connection with the Business Combination.

The number of Series C Warrants exercised during the three and nine months ended September 30, 2025 were zero and 16,682, respectively. The proceeds from the warrant exercises were recorded to par value of Common Stock and additional-paid-in capital. As of September 30, 2025 and December 31, 2024, Series C Warrants issued and outstanding were 777,118 and 793,800, respectively.

Customer Warrant

In February 2020, the Company issued a warrant to purchase shares of its Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrant was assumed by the Company in connection with the Business Combination and converted into a warrant to purchase 2,680,607 shares of Common Stock. The Customer Warrant has an exercise price of $1.152 per share and has a 10-year term to expiration. The Customer Warrant vests upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrant will become fully vested, dependent on the acquiring party in the change of control transaction. The Customer Warrant can be exercised for cash or on a cashless basis.

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of September 30, 2025 and December 31, 2024, the deferred asset balance outstanding is approximately $0.1 million, respectively, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	September 30, 2025	December 31, 2024
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

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

During the three and nine months ended September 30, 2025, the vesting condition for each of the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares was satisfied, and the underlying earn-out liabilities were adjusted to fair value using the closing market price of the Company’s common stock on their respective vesting dates. The earn-out liability for the Sponsor Redemption-Based Vesting Shares as of their August 14, 2025 vesting date was $10.4 million. The earn-out liability for the Promote Sponsor Vesting Shares as of their February 6, 2025 vesting date was $32.9 million. The earn-out liabilities for  the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates. As of September 30, 2025, all of the underlying earn-out liabilities related to the Sponsor Vesting Shares have been satisfied and the remaining liability balance was zero.

The calculated fair value of the Earn-out liabilities with respect to the unvested Sponsor Vesting Shares as of December 31, 2024 was $45.9 million. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 was a loss of  $4.1 million and a gain of $2.5 million, respectively. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2024 was a gain of $0.8 million and $0.5 million, respectively.

Significant inputs into the Monte Carlo simulation models as of December 31, 2024 were as follows:

Valuation Assumptions	December 31, 2024
Stock price	$15.26
Simulated trading days	542
Annual volatility (%)	140.00%
Risk-free rate (%)	4.21%
Estimated time to expiration (in years)	2.17

(9) Stockholders’ Equity

As of September 30, 2025, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	16,271,785
Stock-Based Awards—RSUs Outstanding	8,411,134
Stock-Based Awards—Options Outstanding	6,137,639
Total	30,820,558

At-the-Market Offerings

May 2025 Sales Agreement with Jefferies, LLC

On May 29, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies, LLC (the “Agent”) with respect to an At-the-Market offering program, pursuant to which the Company sold, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of $350 million (the “ATM Offering”). The shares offered and sold in the ATM Offering were issued and sold pursuant to the Company’s automatic shelf registration statement on Form S-3 and the related prospectus supplement, which the Company filed with the SEC on May 29, 2025. The Company paid the Agent a commission of up to 3% of the gross proceeds of the shares sold under the Sales Agreement, and the Company agreed to provide the Agent with customary indemnification rights. The Sales Agreement contained customary representations and warranties and conditions to the sale of the shares pursuant thereto.

During the three months ended September 30, 2025, no shares of Common Stock were sold under the Sales Agreement, as the Company fully utilized the amount available under the ATM offering during the three months ended June 30, 2025. During the nine months ended September 30, 2025, the Company raised gross proceeds of $350 million from the sale of 30,309,780 shares of its Common Stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share, which represented the full amount of shares available for sale under the Sales Agreement. The net proceeds from the Sales Agreement during the nine months ended September 30, 2025 were $346.7 million, after deducting Agent commissions totaling $3.3 million. As of September 30, 2025, there were no remaining shares available for sale pursuant to the Sales Agreement.

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

During the three months ended September 30, 2024, the Company raised gross proceeds of $12.3 million from the sale of 11,294,746 shares of its common stock pursuant to the Prior ATM Agreement, at a weighted average price of $1.09 per share. During the nine months ended September 30, 2024, the Company raised gross proceeds of $39.8 million from the sale of 30,718,121 shares of its common stock pursuant to the Prior ATM Agreement, at a weighted average price of $1.30 per share. The net offering proceeds from the Prior ATM Agreement during the three and nine months ended September 30, 2024 were $12.0 million and $38.8 million, respectively, after deducting sales agent commissions of $0.3 million and $1.0 million, respectively. As of September 30, 2025, there were no remaining shares available for sale under the Prior ATM Agreement.

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

During the three months ended September 30, 2024, the Company did not sell Common Stock under the Purchase Agreement. During the nine months ended September 30, 2024, the Company received net proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. As of September 30, 2025, there were no remaining shares available for sale under the Purchase Agreement; as a result, the Purchase Agreement has terminated.

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

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2025, there were 31,268,465 shares of Common Stock reserved for issuance under the 2022 Plan, of which 18,030,240 shares remain available for future issuance. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Common Stock of all classes outstanding on a fully diluted basis on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2025, the number of shares of Common Stock reserved for issuance under the “2022 Plan” was increased by 15,972,015 shares.

Stock Option Activity

The following is a summary of stock option activity during the nine months ended September 30, 2025:

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2024	8,131,235	$1.01	8.04	$115,878
Granted	—	—
Exercised	(1,993,596)	0.91		24,953
Forfeited and expired	—	—
Outstanding and expected to vest, September 30, 2025	6,137,639	$1.04	7.43	$176,445
Exercisable, September 30, 2025	3,442,523	$0.82	6.65	$99,736

The Company’s outstanding stock options generally have exercise prices equal to fair market value on the date of grant, expire after ten years and have service-based vesting conditions ranging from 1-5 years, except that 500,000 stock options granted in 2022 had a market-based vesting condition tied to the Company’s Common Stock price. The vesting condition with respect to the market-based stock option grants was satisfied in January 2025. The intrinsic value of an option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the nine months ended September 30, 2025 and September 30, 2024 was $25.0 million and $0.4 million, respectively. The Company received proceeds from stock option exercises of $1.8 million and $0.1 million during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.5 million for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the unrecognized compensation expense related to unvested stock options was $2.8 million, which is expected to be recognized over a weighted-average period of 1.75 years.

Fair Value of Stock Option Grants

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. No stock options were granted during the nine months ended September 30, 2025. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 was $1.32 per share. The valuation assumptions used as inputs to the Black-Scholes option-pricing model to value the Company’s service-based stock options include expected volatility for the Company’s Common Stock, the expected term of the stock options granted, the assumed dividend yield and the risk free interest rate at the time of grant.

For the first nine months of 2024, expected volatility for the Company’s Common Stock was determined based on a blended average of the historical volatility of a peer group of similar public companies, the historical volatility of the Company’s Common Stock and the implied volatility from the Company’s Public Warrants. For the last three months of 2024, expected volatility for the Company’s Common Stock was determined based on a one-third weighting of the historical volatility of a peer group of similar public companies and a two-thirds weighting of the historical volatility of the Company’s Common Stock. The implied volatility from the Company’s Public Warrants was excluded because the calculation did not produce a meaningful result. The Company had not been public for a sufficient length of time to derive expected volatility solely from trading in its Common Stock.

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

RSUs

The following is a summary of RSU activity during the nine months ended September 30, 2025:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2024	11,177,661	$1.53
Granted	3,643,080	13.78
Vested	(6,154,069)	1.79
Forfeited	(255,538)	1.56
Non-vested at September 30, 2025	8,411,134	$6.65

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

The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of September 30, 2025 and September 30, 2024 was $250.6 million and $11.2 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the nine months ended September 30, 2025 and September 30, 2024 was $69.0 million and $4.3 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the nine months ended September 30, 2025 and September 30, 2024 was 3,643,080 and 7,305,872, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The weighted-average grant date fair value of the service-based RSUs granted during the nine months ended September 30, 2025 and September 30, 2024 was $13.78 and $1.07 per share, respectively. The fair value of the service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs granted to employees was $3.8 million and $10.5 million for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense related to RSUs granted to employees was $2.9 million and $8.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the unrecognized compensation expense related to unvested RSUs was $53.5 million, which is expected to be recognized over a weighted-average period of 2.58 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,168	$2,379	$8,445	$6,567
Selling, general and administrative expenses	1,131	1,048	3,582	3,138
Total stock-based compensation expenses	$4,299	$3,427	$12,027	$9,705

(11)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaborative research and professional services	$1,896	$1,963	$4,939	$6,891
Collaborative research materials and sales of quantum computers	—	343	—	1,333
Access to quantum computing systems	51	72	281	292
	$1,947	$2,378	$5,220	$8,516

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$—	$—	$—	$523
Revenue recognized over time	1,947	2,378	5,220	7,993
	$1,947	$2,378	$5,220	$8,516

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of September 30, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2025	December 31, 2024	December 31, 2023
Trade receivables	$777	$1,498	$2,650
Unbilled receivables	$1,500	$929	$2,379
Current portion of deferred revenue	$—	$(113)	$(343)
Deferred revenue, less current portion	$(698)	$(698)	$—

Changes in deferred revenue from contracts with customers were as follows:

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$(811)	$(343)
Deferral of revenue	(110)	(771)
Recognition of deferred revenue	223	228
Total deferred revenue at end of period	$(698)	$(886)
Current portion of deferred revenue	$—	$(886)
Deferred revenue, less current portion	$(698)	$—

Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2024 was an immaterial amount and $0.2 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $5.5 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for remaining performance obligations totaling $0.9 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet. Accordingly, the Company does not have any capitalized contract fulfillment costs as of September 30, 2025 or December 31, 2024.

(12) Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net loss, our Chief Operating Decision Maker (CODM), the Chief Executive Officer, reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level and capital expenditures including fixed asset additions to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, expenses and net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,947	$2,378	$5,220	$8,516
Less:
Salaries and employee related costs	7,959	7,195	24,821	20,653
Stock-based compensation	4,299	3,427	12,027	9,705
Rent and facilities	1,391	1,663	4,225	5,566
Professional services and legal fees	1,726	1,475	6,978	4,787
Technology & IT costs	1,196	1,295	3,744	3,404
Direct and indirect materials	1,037	646	2,300	1,661
Depreciation and amortization expense	2,074	1,821	5,797	5,155
Interest expense	—	733	—	2,809
Other segment items(1)	183,233	(1,044)	143,331	2,803
Segment and net loss	$(200,968)	$(14,833)	$(198,003)	$(48,027)
(1)Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,260	$1,548	$2,612	$5,688
Europe	687	767	2,471	2,241
Asia and others	—	63	137	587
Total revenue	$1,947	$2,378	$5,220	$8,516

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

Significant customers that represent 10% or more of revenue are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	*	17%	*	19%
Customer B	32%	14%	23%	11%
Customer C	13%	*	14%	*
Customer D	32%	32%	45%	23%
Customer E	*	*	*	20%
Customer F	10%	15%	*	*
Customer G	*	14%	*	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and nine months ended September 30, 2025, sales to government entities comprised 92.6% and 91.4% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2024, sales to government entities comprised 95.8% and 92.5% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following table:

	September 30, 2025	December 31, 2024
Customer A	19%	15%
Customer B	37%	23%
Customer C	*	26%
Customer D	*	31%
Customer E	32%	*

* Customer accounted for less than 10% of accounts receivable in the respective periods.

(13) Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(200,968)	$(14,833)	$(198,003)	$(48,027)
Denominator:
Weighted-average shares outstanding - basic and diluted	325,024	188,389	302,807	170,665
Net loss per share - basic and diluted	$(0.62)	$(0.08)	$(0.65)	$(0.28)

The vesting condition for all 2,479,000 Promote Sponsor Vesting Shares was satisfied on February 6, 2025 and the vesting condition for all 580,273 Sponsor Redemption-Based Vesting Shares was satisfied on August 14, 2025. For the three and nine months ended September 30, 2025, the Promote Sponsor Vesting Shares and the Sponsor Redemption-Based Vesting Shares have been included in the computations of basic and diluted net loss per share from their respective vesting dates.

The Promote Sponsor Vesting Shares and Sponsor Redemption-Based Vesting Shares were not included in the computations of basic and diluted net loss per share for the three and nine months ended September 30, 2024, because the vesting conditions related to the shares had not been met.

The weighted-average common shares outstanding for the three and nine months ended September 30, 2025 include 777,118 and 781,925 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively. The weighted-average common shares outstanding for each of the three and nine months ended September 30, 2024 include 972,578 weighted-average shares for warrants having an exercise price of $0.01 per share each.

The Company excluded the following potentially dilutive securities from the computations of diluted net loss per share for the three and nine months ended September 30, 2025 and September 30, 2024 because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Common Stock warrants (1)	14,154,357	14,450,417
Stock Options	6,137,639	8,325,875
Restricted Stock Units	8,411,134	14,241,050
	28,703,130	37,017,342
(1)	The number of outstanding warrants as of both September 30, 2025 and September 30, 2024 does not include 1,340,310 unvested Customer Warrants.

(14)	Income Taxes

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

The Company has incurred a cumulative pre-tax loss for the past three years. The Company expects that it will continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for its deferred tax assets. Accordingly, the Company did not record a provision for income taxes for either the three and nine months ended September 30, 2025 or the three and nine months ended September 30, 2024.

On July 4, 2025, new federal tax and budget legislation, known as the “One Big Beautiful Bill Act” (“OBBA”) was signed into law. The Company evaluated the impact of the OBBA during the three months ended September 30, 2025 and determined that its provisions did not have a material impact on the condensed consolidated financial statements.

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

Overview

We build quantum computers and the superconducting quantum processors that power them. We believe quantum computing represents one of the most transformative emerging capabilities in the world today. By leveraging quantum mechanics, we believe our quantum computers process information in fundamentally new, more powerful ways than classical computers. When scaled, it is anticipated that these systems will be poised to solve problems of staggering computational complexity at unprecedented speed. We are located and headquartered in Berkeley, California. We also operate in Fremont, California; London, United Kingdom; Adelaide, Australia; British Columbia, Canada; and Mumbai, India. Our revenue is derived primarily from operations in the United States and the United Kingdom.

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

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers. We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have incurred significant operating losses since inception. Our net losses were $201.0 million and $75.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. We incurred an operating loss for the three and nine months ended September 30, 2025. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of September 30, 2025, we had an accumulated deficit of $752.8 million.

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

Our goal for 2025 is to introduce the next generation of our modular system architecture, while continuing to increase fidelities. On July 16, 2025, we announced that we achieved our mid-year performance milestone of 99.5% median two-qubit gate fidelity on a modular 36-qubit system, a 2x reduction in median two-qubit gate error rate from our previous best results on our 84-qubit single chip Ankaa™-3 system. Composed of four 9-qubit chips (“chiplets”) tiled together and optimized for CZ gates, a commonly used two-qubit gate for executing quantum circuits with equivalent computational power to iSWAP gates, the 36-qubit system is based on our proprietary modular chip technology and provides a path to building a 100+ qubit chiplet-based system. Our 36-qubit system, Cepheus™-1-36Q, has been released for general availability and deployed on our Cloud Services Platform (QCS®) and Microsoft Azure. We expect to release a 100+ qubit chiplet-based system with a 99.5% median two-qubit gate fidelity before the end of 2025.

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

Recent Developments

●	C-DAC MOU: On September 2, 2025, the Company announced that it had signed a Memorandum of Understanding (“MOU”) with the Centre for Development of Advanced Computing (“C-DAC”), India’s premier research and development organization of the Ministry of Electronics and Information Technology. Through this MOU, the Company and C-DAC intend to explore the co-development of hybrid quantum computing systems to support government laboratories and academics pursuing quantum computing research and development.

●	Air Force Research Laboratory (AFRL) Contract: On September 18, 2025, the Company announced that it was awarded a three-year $5.8 million contract from AFRL to advance superconducting quantum networking. The Company will be collaborating with QphoX on the project, a Dutch quantum technology start-up developing frequency conversion systems for quantum applications.

●	Purchase Orders: On September 30, 2025, the Company announced that it had entered into purchase orders totaling approximately $5.7 million for two 9-qubit Novera™ quantum computing systems.

●	Update on DARPA QBI Participation: The Company remains engaged with the Defense Advanced Research Projects Agency (DARPA) on Stage A of the Quantum Benchmarking Initiative (QBI). On November 6, 2025, DARPA announced the companies initially selected to participate in Stage B of QBI. Although the Company was not initially selected for Stage B, the Company received constructive input from DARPA regarding its proposal and its dialogue with DARPA is ongoing.

2025 ATM Offering

On May 29, 2025, we entered into an Open Market Sale AgreementTM (the “Sales Agreement”) with Jefferies LLC with respect to an At-the-Market (“ATM”) offering program, pursuant to which we sold, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of $350 million. The shares offered and sold in the ATM offering were issued pursuant to a shelf registration statement on Form S-3 and the related prospectus supplement. During the nine months ended September 30, 2025, we raised gross proceeds of $350 million from the sale of 30,309,780 shares of our common stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share. All of the shares were sold during our second quarter ended June 30, 2025. The net proceeds from the Sales Agreement during the nine months ended September 30, 2025 were $346.7 million. As of September 30, 2025, there were no remaining shares available for sale pursuant to the Sales Agreement.

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

Macroeconomic Considerations

Results of our operations have varied and may continue to vary based on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, interest rates, financial and credit market fluctuations, supply chain constraints, international trade policies including tariffs and export controls, national security interests, pandemics, political turmoil, government shutdowns, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect our business, including progress toward the development of quantum computing by increasing the cost of materials and components and our operating costs. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital if needed, or our liquidity could otherwise be impacted, and the trading price of our Common Stock could decline.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		2025 versus 2024		September 30,		2025 vs. 2024
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$1,947	$2,378	$(431)	(18)%	$5,220	$8,516	$(3,296)	(39)%
Cost of revenue	1,543	1,174	369	31%	3,808	3,822	(14)	(0)%
Total gross profit	404	1,204	(800)	(66)%	1,412	4,694	(3,282)	(70)%
Operating expenses:
Research and development	15,020	12,752	2,268	18%	43,997	36,093	7,904	22%
Selling, general and administrative	5,933	5,798	135	2%	19,478	18,617	861	5%
Total operating expenses	20,953	18,550	2,403	13%	63,475	54,710	8,765	16%
Loss from operations	(20,549)	(17,346)	(3,203)	18%	(62,063)	(50,016)	(12,047)	24%
Other income (expense), net
Interest expense	—	(733)	733	(100)%	—	(2,809)	2,809	(100)%
Interest income	5,598	1,226	4,372	357%	10,792	3,567	7,225	203%
Change in fair value of derivative warrant liabilities	(181,955)	1,200	(183,155)	NM	(149,250)	717	(149,967)	NM
Change in fair value of earn-out liabilities	(4,062)	820	(4,882)	NM	2,518	514	2,004	390%
Total other income (expense), net	(180,419)	2,513	(182,932)	NM	(135,940)	1,989	(137,929)	NM
Net income (loss) before provision for income taxes	(200,968)	(14,833)	(186,135)	NM	(198,003)	(48,027)	(149,976)	312%
Provision for income taxes	—	—	—		—	—	—
Net income (loss)	$(200,968)	$(14,833)	$(186,135)		$(198,003)	$(48,027)	$(149,976)

*NM – Not Meaningful

Revenue

Revenue decreased by $0.4 million and $3.3 million for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, respectively. The decreases were mainly due to reductions in revenue from collaborative research, related materials and professional services contracts. Our revenue has been negatively impacted by expiration of the National Quantum Initiative Act in September 2023 and its pending reauthorization in the United States Congress.

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

Cost of Revenue

Cost of revenue increased by $0.4 million during the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. The change in cost of revenue during the nine months ended September 30, 2025 was not significant, when compared to the nine months ended September 30, 2024. Cost of revenue during the three and nine months ended September 30, 2025 was negatively impacted by an unfavorable revenue mix, with more revenue and cost of revenue coming from contracts with higher costs and a lower gross margin profile. During the nine months ended September 30, 2025, the impact of the unfavorable revenue mix was mostly offset by the impact of lower revenue levels on cost of revenue.

Our cost of revenue and gross margins are impacted by the composition of our revenue and variability in the pricing and terms of our development contracts. During the three and nine months ended September 30, 2025, we recognized revenue and cost of revenue from contracts to deliver 24-qubit and 36-qubit quantum computing systems, which have higher costs and a lower gross margin profile than most of our other contracts.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $2.3 million and $7.9 million during the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, respectively.

The increase in research and development expenses during the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, was mainly due to increases in salaries, employee related costs and stock based compensation for existing employees to remain competitive in the marketplace for talent and new hires. Salaries and employee related costs increased by $0.8 million and $4.0 million during the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, respectively. Employee related stock-based compensation costs increased by $0.8 million and $1.9 million during the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, respectively. Higher costs for materials, consultants and information technology also contributed to the increase in both periods.

We anticipate that research and development expenditures will grow in the future as we continue to focus on our technology roadmap and long-term goal of achieving broad quantum advantage.  In the future, we may seek to significantly increase our capital expenditures, including to upgrade our current chip fabrication facility, and possibly invest in a new quantum chip fabrication facility, which would require a significant amount of cash for capital expenditures and increase our depreciation expense in future years.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.1 million and $0.9 million for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025 was mainly due to higher costs for stock-based compensation and consulting. The increase for the nine months ended September 30, 2025 was mainly due to higher costs for proxy distribution and solicitation related to our annual meeting during the nine months ended September 30, 2025, when compared to costs for our annual meeting during the nine months ended September 30, 2024, which was driven by the increase in the number of beneficial owners of our common stock. Salaries, employee related costs and stock-based compensation for existing employees were also higher during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024.

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

Other income and (expense), net

Interest expense

Interest expenses decreased by $0.7 million and $2.8 million for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, respectively. The reduction in interest expense was due to the prepayment of our outstanding debt with Trinity Capital Inc. (“Trinity Capital”) in December 2024. A discussion regarding the debt prepayment is included in Note 6 to our condensed consolidated financial statements for the three and nine months ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

Interest income

Interest income was $5.6 million and $10.8 million for the three and nine months ended September 30, 2025, respectively, compared to $1.2 million and $3.6 million for the three and nine months ended September 30, 2024, respectively. The increase in interest income during the three and nine months ended September, 2025, when compared to the three and nine months ended September 30, 2024, was due to an increase in the balances of our invested cash and available-for-sale investments resulting from our equity offerings during late 2024 and the nine months ended September 30, 2025. Fluctuations in the rates of interest earned on our investments also had an impact on interest income during these periods.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 7 to our condensed consolidated financial statements for the three and nine months ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three and nine months ended September 30, 2025 was a loss of $182.0 million and $149.3 million, respectively. The change in fair value of our warrant liabilities for the three and nine months ended September 30, 2024 was a gain of $1.2 million and  $0.7 million, respectively. The change in fair value for the three and nine months ended September 30, 2025 was primarily due to fluctuations in our stock price.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 8 to our condensed consolidated financial statements for the three and nine months ended September 30, 2025, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our earn-out liabilities for the three and nine months ended September 30, 2025 was a loss of $4.1 million and a gain of $2.5 million, respectively. The change in fair value of our earn-out liabilities for the three and nine months ended September 30, 2024 was a gain of $0.8 million and $0.5 million, respectively.  The change in fair value for the three and nine months ended September 30, 2025 was primarily due to fluctuations in our stock price.

As of September 30, 2025, all of the earn-out liabilities have been satisfied and the remaining liability balance is zero. We do not expect the earn-out liabilities to have any impact on the condensed consolidated financial statements in future periods.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record a provision for income taxes for either the three and nine months ended September 30, 2025 or the three and nine months ended September 30, 2024.

On July 4, 2025, new federal tax and budget legislation, known as the “One Big Beautiful Bill Act” (“OBBA”) was signed into law. We evaluated the impact of the OBBA during the three months ended September 30, 2025 and determined that its provisions did not have a material impact on the condensed consolidated financial statements.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the years ended December 31, 2024 and December 31, 2023, we incurred net losses of $201.0 million and $75.1 million, respectively. We incurred an operating loss for the three and nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $752.8 million, and we expect to incur additional losses for the foreseeable future. Subsequent to September 30, 2025 and through November 6, 2025, we received proceeds of $46.5 million from the exercise of Public Warrants.

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

Our cash requirements include employee-related costs such as salaries and benefits; materials and components for research and development; working capital requirements; capital expenditures for our quantum chip fabrication facility; quantum computing refrigerators and other requirements; planned development of multiple generations of quantum processors; anticipated investments to scale our operations in the future; and strategic collaborative arrangements and investments. In the future, we may seek to significantly increase our capital expenditures, including to upgrade our current chip fabrication facility, and possibly invest in a new quantum chip fabrication facility, which would require a significant amount of cash for capital expenditures.

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

Until such time as we can generate significant revenue from sales of QPUs, our development contracts and other services, including our QCaaS offering, we believe we will meet our cash requirements and obligations primarily through our existing cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, the likelihood that Public Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants will be unlikely to exercise their warrants. To the extent our warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market.

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

Net cash used in operating activities during the nine months ended September 30, 2025 was $43.6 million, primarily resulting from our net loss of $198.0 million, partially offset by non-cash expenses totaling $158.7 million. Changes in operating assets and liabilities had a $4.3 million negative impact on net cash used in operating activities during nine months ended September 30, 2025.

Net cash used in operating activities during the nine months ended September 30, 2024 was $42.1 million, primarily resulting from our net loss of $48.0 million, partially offset by non-cash expenses totaling $13.2 million. Changes in operating assets and liabilities had a $7.2 million negative impact on net cash used in operating activities during the nine months ended September 30, 2024.

Cash used in operating activities increased by $1.5 million to $43.6 million during the nine months ended September 30, 2025, from $42.1 million during the nine months ended September 30, 2024. The $150.0 million increase in our net loss for the nine months ended September 30, 2025, when compared to our net loss for the nine months ended September 30, 2024, was mostly due to the non-cash change in the fair value of our derivative warrant liabilities. Non-cash expenses impacting our net loss increased by $145.5 million to $158.7 million during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. Operating assets and liabilities had a $2.9 million favorable impact on the change in cash used in operating activities during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024.

Cash Flows Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 totaled $389.7 million, resulting from $522.6 million of purchases of available-for-sale securities and $14.1 million of purchases of property and equipment, partially offset by $147.0 million of maturities of available-for-sale securities.

Cash used in investing activities during the nine months ended September 30, 2024 totaled $0.8 million, resulting from $98.5 million of purchases of available-for-sale securities and $9.8 million of purchases of property and equipment, offset in part by $107.5 million of maturities of available-for-sale securities

Investments in property and equipment relate primarily to process computing equipment, quantum computing refrigerators, and development tools for our chip fabrication facility.

Net cash used in investing activities during the nine months ended September 30, 2025 increased by $388.9 million when compared to the nine months ended September 30, 2024, primarily due to investment of proceeds from our $350.0 million ATM offering, resulting in higher purchases of available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2025 totaled $391.9 million. We received net proceeds of $346.7 million from the sale of 30,309,780 shares of common stock pursuant to our ATM program that was completed during the nine months ended September 30, 2025. We received proceeds of $35.0 million from the sale of 3,020,412 shares of common stock from the private placement transaction with Quanta. We received proceeds of $6.3 million from tax withholdings on sell-to-cover equity award transactions, proceeds of $1.8 million from the exercise of stock options and proceeds of $3.0 million from the exercise of warrants. We also paid $0.9 million for offering costs.

Cash provided by financing activities during the nine months ended September 30, 2024 totaled $41.8 million. We received net proceeds of $12.8 million from the sale of 10,056,799 shares of common stock to B. Riley through our prior Purchase Agreement and net proceeds of $38.8 million from the sale of 30,718,121 shares of common stock pursuant to our prior ATM program. Proceeds from the sale of common stock were offset in part by principal payments of $9.5 million under the Amended Loan Agreement with Trinity Capital and payments of $0.5 million for deferred offering costs.

Cash provided by financing activities increased by $350.1 million during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. The increase was primarily due to the $346.7 million of net proceeds we received from our $350.0 million ATM offering completed in June 2025. Other factors favorably impacting the increase in cash provided by financing activities during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, include proceeds of $35.0 million from the sale of common stock to Quanta, $6.3 million from tax withholdings on sell-to-cover equity award transactions, $4.8 million from stock option and warrant exercises and a $9.5 million reduction in payments of principal of notes payable due to the prepayment of our outstanding debt with Trinity Capital in December 2024. These increases were offset in part by proceeds of $51.7 million from sales of common stock during the nine months ended September 30, 2024.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our condensed consolidated financial statements for the three and nine month periods ended September 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q.

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

We are also currently a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We determined as of June 30, 2025, the last business day of our second fiscal quarter in 2025, that we will no longer qualify as a smaller reporting company and will no longer be eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026. On August 27, 2025, the staff of the SEC published new guidance regarding filer status transition for certain smaller reporting companies that no longer qualify as a smaller reporting company. Based on this guidance, the Company has determined that it will be a “non-accelerated filer” as of December 31, 2025 for filings that are due in 2026. Based on the current rules of the SEC, the Company expects that it will continue to qualify as an EGC until December 31, 2026.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

We determined that as of June 30, 2025, the last business day of our second fiscal quarter in 2025, under the current rules of the SEC, we will no longer qualify as a smaller reporting company and will no longer be eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026. We expect that the loss of SRC status and eligibility to take advantage of the scaled disclosures will result in increased legal, accounting and financial compliance costs.

Our warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2025, the following warrants were outstanding:

●	Public Warrants and Private Warrants to purchase an aggregate of 12,814,060 shares of Common Stock with an exercise price of $11.50 per share.
●	Series C Warrants (as defined herein) to purchase 777,118 shares of Common Stock with an exercise price of $0.01.
●	A Customer Warrant (as defined herein) to purchase an aggregate of 2,680,607 shares of Common Stock with an exercise price of $1.152 per share.

Subsequent to September 30, 2025 and through November 6, 2025, the Company received proceeds of $46.5 million from the exercise of 4,042,099 Public Warrants. As a result, Public Warrants and Private Warrants to purchase an aggregate of 8,771,961 shares of Common Stock with an exercise price of $11.50 per share were outstanding as of November 6, 2025.

To the extent the aforementioned warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants and Private Warrants will be unlikely to exercise their warrants. On November 6, 2025, the last reported sales price of our Common Stock was $34.36 per share.

Sales of substantial shares in the public market or the fact that warrants may be exercised could adversely affect the market price of our Common Stock.  There is no guarantee that the Public Warrants or Private Warrants will stay in the money prior to their expiration, and as such, the warrants may expire worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Date: November 10, 2025