Form 10-K
period 2025-12-31
Rigetti Computing, Inc.
filed 2026-03-04
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $11.86 per share of the Registrant’s common stock on The Nasdaq Capital Market on June 30,2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.82 billion. This calculation excludes shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. This determination of affiliate status is not a determination for other purposes. The number of shares of Registrant’s Common Stock outstanding as of March 1, 2026 was 332,150,557.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the advantages of superconducting modality of quantum computing, including scalability and gate speeds, and open modular architecture for quantum computing,
●	our ability and timeline to monetize our investments in quantum computing, if at all,
●	the success of our partnerships and collaborations, including the recent Collaboration Agreement with Quanta Computer, Inc., a Taiwan Corporation (“Quanta”),
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts and wars around the world and sanctions related thereto and trade protections and tariffs), levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,
●	macroeconomic conditions, including global economic and geopolitical conditions, government shutdowns, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that have or may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,

●	costs related to operating as a public company, including the additional costs associated with the loss of the ability to use scaled disclosures available to smaller reporting companies (“SRCs”) beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026,
●	the time and attention necessary with respect to our increased disclosure and compliance obligations associated with the loss of our SRC status under the current rules of the Securities and Exchange Commission (the “SEC”),
●	our ability to maintain effective internal controls over financial reporting,
●	changes in applicable laws or regulations, including international trade policies and tax legislation,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	the sufficiency of our cash resources and our ability to raise additional capital when needed and on attractive terms,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing, and
●	our ability or decisions to expand or maintain our existing customer base.

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

Summary Risk Factors

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These known and unknown risks, uncertainties and other factors include, without limitation:

●	We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof.
●	We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations and may need additional capital sooner than planned. If we are unable to raise additional funding when needed, we may be required to delay, limit or substantially reduce our quantum computing development efforts.
●	We may not be able to scale our business quickly enough to meet customer and market demand, which would result in lower profitability or cause us to fail to execute on our business strategies.
●	Even if the market in which we compete achieves its anticipated growth levels, our business could fail to grow at similar rates, if at all.
●	We may not manage growth effectively, including with respect to our employee base and managing our operations successfully.
●	Our ability to use net operating loss carryforwards and other tax attributes may be limited.
●	We face significant technical and engineering challenges in completing the development of our quantum computers, producing our quantum computers at scale, achieving our targeted performance milestones and realizing quantum advantage, any of which is not accomplished would adversely impact our business.
●	We may expend our resources to pursue particular products, designs, sectors or investments and we may fail to capitalize on such products, designs, sectors or investments and/or forego other products, designs, sectors or investments that have been more profitable or for which there may have been a greater likelihood of success.
●	The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry.
●	We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.
●	A significant portion of our revenue depends on contracts with the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
●	Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
●	We depend on certain suppliers to source products. Failure to maintain our relationship with any of these suppliers could have a material adverse effect on our business.
●	We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the manufacturing of our products, and these arrangements may never achieve their goals.
●	Our ability to compete successfully depends on continuous innovation, timely execution of our strategy and achieving cost reduction, and failure to do so could render our quantum computing systems obsolete or less competitive.
●	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our production technology partners or with the public cloud, data centers and internet infrastructure on which we rely.
●	We are highly dependent on our ability to attract and retain senior executive leadership and other key employees, such as quantum physicists, software engineers and other key technical employees, which is critical to our success. If we fail to retain talented, highly qualified senior management, engineers and other key employees or attract them when needed, such a failure could negatively impact our business.

●	Our quantum computing systems may not be compatible with some or all industry-standard software and hardware in the future, which could harm our business.
●	If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.
●	Unstable or unfavorable market and economic conditions in our industry and or the global economy have had and may continue to have serious adverse consequences on our business, financial condition and share price. In the future, we may be required to record significant charges for impairment of our long-lived assets, other assets or investments.
●	We have in the past identified material weaknesses in our internal control over financial reporting, leading to a restatement of our financial statements for prior periods. If we identify additional material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital and our business operations and financial condition.
●	Our facilities or operations could be damaged or adversely affected as a result of prolonged power outages, natural disasters such as earthquakes, or other catastrophic events.
●	Our international sales and operations subject us to additional risks and costs, including the ability to engage with customers in new geographies, exposure to foreign currency exchange rate fluctuations, which can adversely affect our business, financial condition, revenues, results of operations or cash flows.
●	Our international operations may subject us to greater than anticipated tax liabilities.
●	We are subject to stringent and evolving U.S. state, federal and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to privacy, data use and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and otherwise, could adversely affect us and our business.
●	Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.
●	We are subject to government export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
●	Our failure to obtain, maintain and protect our intellectual property rights could impair our ability to protect and commercialize our proprietary products and technology.
●	Some of our intellectual property has been or may be conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
●	Future sales or issuances of our securities may adversely affect the market price of our securities and may be dilutive to existing securityholders.
●	Our warrants, including our public warrants, each entitling the holder to purchase one share of our common stock, $0.0001 par value per share (“Common Stock”), at an exercise price of $11.50 per share, that trade on the Nasdaq Capital Market under the ticker symbol “RGTIW” (“Public Warrants”) and our private placement warrants, each entitling the holder to purchase one share of our Common Stock at an exercise price of $11.50 per share (“Private Warrants”) are accounted for as liabilities and the changes in value of our Public Warrants and Private Warrants could have a material effect on our financial results.
●	Our outstanding warrants and stock options are exercisable for Common Stock. We also issue restricted stock units to our employees. The exercise of our outstanding warrants and stock options and vesting of our outstanding restricted stock units increases the number of shares eligible for future resale in the public market, resulting in dilution to our stockholders.

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

The availability of scalable quantum computers is expected to enable scientists and engineers to address problems in areas like climate change, fusion energy, quantitative finance, drug development and discovery, materials science, and artificial intelligence (“AI”). Our quantum computers are based on superconducting qubits, which we believe is the leading quantum computing modality based on their fast gate speeds and defined pathway to scaling. Our quantum computers currently achieve gate speeds of 50-70 nanoseconds, which is about 1,000 times faster than other modalities such as trapped ions or pure atoms based on publicly available information. We have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We expect this patented and patent pending modular chip architecture to be the building block for new generations of quantum processors that we expect to achieve an advantage over classical computers. We have already demonstrated the potential of our modular chip architecture with the launch of Cepheus-1-36Q, which is based on four 9-qubit “chiplets” tiled together.

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

We have been deploying our quantum computers to end users over the cloud since 2017. We offer our full-stack quantum computing platform as a cloud service to a wide range of end-users, directly through our Rigetti Quantum Cloud Services (QCS®) platform, and also through public cloud service providers.

We began selling quantum computers to end users in 2023. In December 2023, we launched the Novera™ QPU, our first commercially available quantum processing unit (“QPU”), which includes a 9-qubit chip that features tunable couplers for two-qubit operations and a 5-qubit chip for testing single-qubit operations. The Novera QPU is based on our fourth generation Ankaa™-class architecture. In December 2024, we sold a Novera QPU to Montana State University, which was our first QPU delivered to an academic institution. In 2025, we received purchase orders for two Novera systems totaling approximately $5.7 million. Both systems are upgradeable, allowing the customers to increase the system qubit count for more complex computations and research.

In the fourth quarter of 2024, we announced the public launch of our 84-qubit Ankaa-3 system, which featured an extensive hardware redesign. We achieved a key two-qubit gate fidelity milestone with Ankaa-3: successfully halving error rates in 2024 to achieve a 99.0% median two-qubit gate fidelity based on our internal testing. For information on gate fidelity, see “—Our Technology—Our Superconducting Quantum Processors—Fidelity.”

In the second quarter of 2025, we announced the public launch of our 36-qubit Cepheus-1-36Q system, our newest flagship quantum computer that utilizes our modular chip architecture and demonstrates our path to scaling to higher qubit count and higher performing systems. Made of four 9-qubit “chiplets,” we believe that Cepheus-1-36Q is the industry’s largest multi-chip quantum computer. As of January 2026, we achieved a 99.6% median two-qubit gate fidelity (based on internal testing) with Cepheus-1-36Q, successfully halving our error rate from our previous, single-chip 84-qubit Ankaa-3 system.

Ankaa-3 and Cepheus-1-36Q are available to our partners via the Rigetti QCS platform. Cepheus-1-36Q is intended to enable users to operate our universal CZ gates for a wide range of algorithmic research, with a median gate time of 76 nanoseconds. Our CZ gates are designed to be optimized for fast gate times while reducing coherent errors, which improves fidelity and is key for executing quantum error correction techniques. Cepheus-1-36Q features scalable chip architecture with 3D signal delivery while incorporating enhancements to key technologies, such as enhanced intermodule coupler design to enable higher performance.

Leveraging our full-stack platform and in-house quantum foundry capabilities, we believe that Cepheus-1-36Q demonstrates our ability to deliver increasingly higher performance quantum computers with larger qubit counts using our proprietary chiplet-based architecture. We have developed strong customer relationships and collaborative partnerships for the purpose of accelerating the development of key technologies for high-value use cases to potentially unlock strategic market opportunities.

Our partners and customers include commercial enterprises such as Amazon Web Services (“AWS”) Standard Chartered Bank and Moody’s, along with U.S. government organizations such as Defense Advanced Research Projects Agency (“DARPA”), Department of Energy (“DOE”), and Air Force Research Laboratory (“AFRL”), and international government entities such as India’s Centre for Development of Advanced Computing (“C-DAC”), India’s premier R&D organization of the Ministry of Electronics and Information Technology. In April 2025, Rigetti UK Limited, our wholly owned subsidiary, announced that it was selected as one of the winners of Innovate UK’s Quantum Missions Pilot Competition to advance quantum error correction capabilities on superconducting quantum computers. As part of the project, we are upgrading our existing quantum computer hosted at the UK’s National Quantum Computing Centre to a larger 36-qubit quantum processing unit and integrating it with Riverlane Ltd.’s quantum error correction stack.

In January 2026, Rigetti Computing India P L, a wholly owned subsidiary of Rigetti Computing, Inc., announced that it received an $8.4 million purchase order to deliver a 108-qubit quantum computer to C-DAC. The system will be installed on-premises at C-DAC’s Bengaluru center and is expected to be deployed in the second half of 2026.

We are focused on continuing to improve our system performance. We recently achieved a two-qubit gate fidelity as high as 99.9% at 28 nanosecond gate speed on a prototype platform by using a new proprietary adiabatic CZ scheme. We continue to be at 99.9% one-qubit gate fidelity. In January 2026, we announced achievement of a median two-qubit gate fidelity (based on internal testing) of 99.7% on our 9-qubit system, 99.6% on our 36-qubit system and 99.0% on our 108-qubit system (Cepheus-1-108Q). Cepheus-1-108Q is based on twelve 9-qubit chiplets and leverages our proprietary modular chip architecture. We are enabled by a deep technical team that includes global experts in quantum chip design and manufacturing, quantum computing systems architecture, quantum software, and quantum algorithms and applications.

Powered by the production of our scalable multi-chip quantum processors in Fab-1 and our full-stack product development approach, we are working to develop quantum computing systems that demonstrate clear performance advantages over classical computing alternatives for multiple high-impact application areas.

Quanta Collaboration Agreement

In February 2025, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Quanta, whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components listed in such statement of work that meet the specifications and requirements provided by us. “Covered Components” may include control systems, dilution refrigerators, flexible cables, and select other non-QPU components suitable for our quantum computing products. In addition, the parties have each agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of our product roadmap). Further, in connection with the Collaboration Agreement, in April 2025 Quanta purchased approximately $35 million of shares of Common Stock at approximately $11.59 per share, pursuant to a securities purchase agreement.

Potential Market Opportunity

Demand for computing power capable of solving computationally complex problems is increasing. Many of these types of problems are approached through the use of High-Performance Computing (“HPC”), which relies primarily on large classical computers located either in the cloud or on-premises. We believe that quantum computers will be able to solve many computational problems with greater speed and at a lower cost than today’s high-performance computers, thereby unlocking considerable value for the users of current HPC systems. Furthermore, we believe that quantum computing will be applicable to many use cases that today lie within the realm of the much larger cloud computing market.

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

Quantum Advantage (“QA”)

We define QA as the point at which quantum computers can solve a practical problem that would be physically impossible to solve on a classical computer. We believe that a quantum computer with over 1,000 qubits with a two-qubit gate fidelity of above 99.9% and gate speed of less than 50 nanoseconds is needed to achieve QA.

Upon achievement of QA, we believe a quantum computer would be suitable for many applications, including quantum machine learning, quantum simulation, and quantum optimization problems. If QA were to be demonstrated, we would expect a meaningful number of new potential clients to emerge, as the range and value of the problems that would be addressable by quantum computing systems would significantly increase.

Large-Scale Fault Tolerant Quantum Computing (“LFTQC”)

We will consider the phase of LFTQC to begin if and when quantum computing systems are available with hundreds of logical qubits, which can be universally controlled and measured with substantially error-free operation through the full course of a quantum computation. It is currently believed in the quantum computing industry that this is likely to require systems with 10,000 to 1,000,000 physical qubits. We believe our multi-chip architecture provides a pathway to scale up to these large systems.

We anticipate the beginning of the large-scale fault tolerant phase to be roughly a decade away. As quantum computing matures through this phase, systems would likely continue to grow in scale and performance, culminating in full-scale fault tolerance that operates using potentially thousands of effectively logical qubits. This ultimate goal of full-scale fault tolerance represents the largest commercial opportunity.

Business Strategy

Our approach to developing and sustaining what we believe is a strong competitive advantage relies on a six-pronged strategy:

●	Develop superconducting gate-based quantum computers based on advantages in gate speeds and scalability. We believe the superconducting modality of quantum computing offers advantages in scalability and gate speeds as opposed to other modalities. Based on publicly available information, superconducting quantum computers have gate speeds that are about 1,000 times faster than other modalities such as trapped ions and pure atoms. We believe fast gate speeds are important because they enable quantum computers to operate efficiently in a hybrid computing environment. We also believe that a superconducting modality utilizing a multi-chip architecture provides a defined pathway to scaling up to the large systems needed for LFTQC.
●	Create high-performance quantum computing systems through full-stack product development. From the outset, we have approached the market opportunity with a strategy to build quantum computers, the superconducting processors that power them, and the software required to access and program these systems. We believe that vertical integration, from chip manufacturing through sales of QPUs and cloud delivery, unlocks the fastest and lowest risk path to broad commercialization and the largest, long-term market opportunity. This was underscored by our announcement of the industry’s first multi-chip quantum processor for scalable quantum computers, a capability realized through many innovations from Fab-1.
●	Utilize an open modular architecture that allows for integration of innovative solutions. We have adopted an open modular architecture for our quantum computers that allows for integration of innovative solutions developed by third parties into our technology stack. We believe that customers value the flexibility provided by an open modular architecture and that our approach will provide us with an advantage over competitors who utilize a closed architecture.

●	Provide broad access to our quantum computers. We sold our first QPU in 2023 and in December 2023 launched Novera™, our first commercially available QPU, which features a 9-qubit chip with tunable couplers for fast two-qubit operations and a 5-qubit chip for testing single-qubit operations. In 2021, we began selling full-scale quantum computing systems, supporting national laboratories and quantum computing centers. We have been providing cloud access to our quantum computers since 2017 and have since expanded the availability of our machines through distribution agreements with other solution providers, including Amazon Bracket among others. Cloud services efficiently simplify access to our quantum computers and allow for pricing that enables a broad range of scientific, commercial, and academic developers to readily participate in the development of quantum computing algorithms, applications and software development tools. Collectively, these cloud services provide a range of choices and capabilities designed to meet the diverse needs of large and small organizations alike.
●	Develop deep partnerships that accelerate the development and commercialization of quantum computing. We have formed commercial partnerships with business and government entities that are designed to advance their mutual understanding of the opportunities, challenges, and solutions necessary for quantum computing to excel in specific real-world applications. Examples of these partnerships include our contracted relationships with DARPA, the DOE’s Fermi National Accelerator Laboratory (“Fermilab”) and AFRL. We believe these types of highly collaborative, multi-year relationships will yield specialized and proprietary market insights and technological advancements. We expect the number and scope of these types of partnerships to expand as the capabilities of our quantum computers continue to grow.
●	Advance our technology leadership position. We have invested heavily in a world-class and multidisciplinary team of scientists, hardware and software engineers, system designers and algorithm and application developers to rapidly innovate, invent, engineer, and commercialize our quantum computing technologies. We have also developed numerous proprietary technologies required to create quantum computing chips, quantum computer systems, software and cloud-based services and we rigorously protect our unique intellectual property through a portfolio of 121 patents issued and 160 patents pending as of December 31, 2025. We intend to continue deeply investing in finding and fostering the talent required to remain at the forefront of quantum computing innovation, while protecting our growing base of intellectual property.

We believe that we will be able to achieve our plans described above and elsewhere in this Annual Report on Form 10-K; however, we face various risks and uncertainties relating to our business that could cause actual results to differ materially from our expectations stated herein. This Annual Report on Form 10-K, including this Business Section, should be read in conjunction with the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Business Model & Services

Currently, we generate the majority of our revenues from technology development contracts with various partners. We believe our longer-term business model will be more weighted towards QPU sales and recurring revenues generated from quantum computing systems made accessible via the cloud in the form of QCaaS and QCS services.

Rigetti Quantum Processing Units

Our QPUs contain fabricated silicon-based chips featuring superconducting qubits. These high-performance chips provide fast gate times, low latency conditional logic, and fast program execution times. Our QPUs are designed and fabricated at Fab-1, leveraging novel manufacturing methods to create state-of-the art superconducting qubits.

Novera™, our first commercially available QPU, includes a 9-qubit chip that features tunable couplers for fast two-qubit operations and a 5-qubit chip for testing single-qubit operations. The Novera™ QPU is based on our fourth generation Ankaa-class architecture. We announced our most technically advanced QPU yet based on our proprietary chiplet-based architecture, the 36-qubit Cepheus-1-36Q system, which we believe is the industry’s largest multi-chip quantum computer. We have also released our 84-qubit Ankaa-3 quantum computer, which is available on Amazon Braket. We intend to design and fabricate more advanced QPUs in the future with improved fidelities, faster gate speeds and higher qubit counts. We believe these anticipated improvements and advances in technology will hopefully lead to QA and LFTQC in the future.

Quantum Computing as a Service (QCaaS)

We sell access to our quantum computers through cloud-based services, commonly referred to as QCaaS. This approach enables us to serve a wide range of customers without the complexity and cost associated with shipping, operating and servicing complex and cryogenic computing equipment on customer premises.

Rigetti Quantum Cloud Services

Rigetti Quantum Cloud Services (“QCS”) is a proprietary platform to deliver high-performance quantum computing over the cloud. QCS features a hybrid quantum-classical computing environment that incorporates our quantum computers operating in tandem with cloud infrastructure. It provides support for a broad range of programming capabilities, the ability to integrate over public or private clouds, and high-speed connectivity to auxiliary classical computing resources.

The product is designed to meet the needs of a diverse set of customers that all benefit from the high-performance nature of its core computational capabilities. Central to QCS are two very powerful sets of technologies developed by us, our QPUs, described above, and our quantum operating system, as described below:

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

QCS Outpost

Customers who purchase an on-premises quantum system from us also have access to QCS Outpost, our distributed software environment for operating, administering, and monitoring the overall system. In addition, QCS Outpost includes utilities for QPU characterization and calibration, user access management, quantum program compilation, scheduling, and execution.

QCS Outpost also serves as the foundation for integrating with other systems, in particular high-performance computing systems, and can be accessed through a variety of tools and web-based services as well as through software development kits (SDKs) that support Python, C, and Rust.

Direct QCaaS Distribution

We provide access on a commercial basis to our quantum computers over QCS, directly engaging with enterprises and government organizations making significant investments in quantum computing research, development, and readiness.

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

The indirect distribution model is enabled by the same QCS platform used in the direct distribution model, allowing us to address the needs of customers in different market segments. In this instance, we can capitalize on our full-stack product development capabilities to meet the unique requirements of cloud-service providers. For example, one cloud provider or HPC operator might need deep and high-performance integration with a specific machine learning service they provide, while another might desire a fast and easy way for small customers to be introduced to quantum computing. We have distribution agreements with Amazon’s Braket service and Microsoft’s Azure Quantum Service, providing access to our quantum computing systems to AWS and Azure customers.

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

Examples of our development partnerships include contracts with:

●	Fermilab and the U.S. DOE’s Superconducting Quantum Materials and Systems Center (“SQMS”), to advance the development of scalable and high performance quantum processors;
●	AFRL to harness our fabrication capabilities for quantum networking hardware research and development, and to advance superconducting quantum computing networking;
●	DARPA and National Aeronautics and Space Administration (“NASA”) to create quantum computing systems, software and algorithms for optimization applications;
●	Innovate UK, as part of the British government’s effort to accelerate commercialization of quantum computing in the United Kingdom and to pursue practical applications in machine learning, molecular simulation and financial optimization, and advance quantum error correction capabilities for superconducting quantum computers; and
●	Quanta for control systems, dilution refrigerators, flexible cables, and select other non-QPU components.

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

Optimization

Discrete optimization, also known as combinatorial optimization, focuses on problems where variables are restricted to specific, discrete values (e.g., 0 or 1). Unlike continuous variables, which can assume any value, discrete variables are constrained. The primary goal of this field is to determine the optimal assignment of values to these discrete variables to solve a given problem. This is typically achieved by formulating the problem around an objective function—a mathematical construct that one seeks to either minimize or maximize through the selection of the variables' values.

Such optimization problems are ubiquitous, spanning areas like logistics, routing, manufacturing, scheduling, telecommunication, energy, chemistry, biology, physics, finance, and basic science. For example, in financial services, optimization can be applied to portfolio management, algorithmic trading, and risk assessment. In telecommunications, optimization can be applied to call routing and network capacity planning. In manufacturing, optimization can help with workforce, warehouses, and supply chain planning. In transport, there are logistics applications like fleet routing, driver scheduling, and package loading and delivery that can benefit from further optimization. In energy, optimization can be applied to effectively deliver power distribution over the grid. In biology, optimization can be applied to accelerate or improve drug discovery processes.

Optimization problems can be computationally intensive, and the run-time required for classical solvers to identify an optimal solution increases exponentially with the number of variables. For problems of meaningful scale, obtaining a provably optimal solution is effectively infeasible, necessitating the use of estimated or approximate solutions. As a result, optimization in practice focuses on identifying the best attainable solution within practical run-time limitations, which are shaped by industry-specific factors. Because even marginal improvements in solution quality can translate into meaningful gains in areas such as cost, timing, or resource allocation, there is demand for the development of more efficient and accurate optimization methods.

Quantum computers introduce a fundamentally different computational model that extends beyond classical computer systems. It leverages distinctive mechanisms—such as entanglement, superposition, and interference—to enable new algorithmic strategies for addressing complex optimization problems. These mechanisms underpin a range of quantum algorithmic frameworks, including quantum adiabaticity, variational quantum circuits, and quantum interferometry, among others, which may be applied in optimization contexts. While certain quantum optimization algorithms are designed to offer mathematical performance guarantees, others are developed as heuristics. Whether quantum optimization algorithms can outperform current state-of-the-art classical methods in terms of accuracy or run-time remains an open question.

We have conducted research in the field of quantum optimization for several years, pioneering original work and collaborating with experts to develop, understand, benchmark, and apply quantum optimization algorithms. We have examined the role of entanglement in quantum optimization, including its tradeoff with hardware noise, and have identified instances in which quantum optimization exhibits capabilities that exceed those of classical approaches. We have invented several quantum algorithms, and in 2025 we unified these techniques under the umbrella of quantum preconditioning. Quantum preconditioning is a quantum-boosted heuristic algorithm, which uses the quantum computer to modify a problem in a manner that makes it more readily solvable on a classical solver. We investigated the potential for QA on standard benchmark problems as well as an energy-grid optimization problem, targeting the QA window described above. We have also investigated other approaches to optimization, such as a qubit-efficient solver, a quantum-based multilevel approach, and quantum algorithms with co-designed circuits or logical gates. In addition to numerous peer-reviewed publications in leading journals, our works have been presented at a number of conferences nationally and internationally.

Our expertise in quantum optimization has been recognized through our participation in U.S. government programs such as DOD’s DARPA ONISQ (2020-2024), DOD’s DARPA IMPAQT (2023-2024), and DOE’s National Quantum Initiative with the superconducting quantum materials and systems center.

Machine Learning

Machine learning is a well-established computer science field that is already having a transformative impact on a myriad of markets today. At the core of any machine learning algorithm is a series of computations, typically linear algebra, applied to vast amounts of data that can reliably classify objects in pictures and make data-driven forecasts, for example. Today, cloud computing and HPC have been the predominant sources of the computational capabilities required to create and deploy effective machine learning algorithms, models and data analysis applications.

When faced with increasing amounts of data and while trying to grasp more complex patterns, the energy consumption of HPC-powered machine learning systems may become exorbitant due to computational and cooling demands. For that reason, computer scientists have looked toward the promise of higher computational efficiency of quantum computers, and the development of quantum machine learning (“QML”) algorithms, as a means of both accelerating current machine learning applications and creating new approaches that are currently impossible with classical computers and may lead to more efficient and accurate models.

Given these factors, the emerging field of QML is the focus of much of the current quantum computing research. We already see emerging machine learning algorithms that take advantage of the unique capabilities of quantum computing to tackle the complex linear algebra problems at the heart of many machine learning tasks. In fact, recent research has emerged demonstrating that quantum algorithms could work better than classical ones for critical machine learning classification problems. As algorithmic research continues to progress, some of these quantum algorithms are improving to the point where their benefits may be realized on smaller scale quantum computers.

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

The following are examples of our work related to machine learning:

In November 2023, we were awarded an Innovate UK grant as part of the Feasibility Studies in Quantum Computing Applications competition. Joining us in this work were Amazon Web Services (AWS), Imperial College London, and Standard Chartered. The consortium aimed to use quantum computing to improve current classical machine learning techniques used by financial institutions to analyze complex data streams. Financial institutions need to continuously interpret complex data streams to extract information necessary for providing accurate credit risk evaluation, managing market-making services, and predicting emissions in the context of green finance, among other things. Classical machine learning techniques used to assist and provide insights to these services have limitations as these data streams are, in general, complex. Combining quantum computing with classical machine learning methodology could offer more powerful resources for processing these data streams, given the potential for quantum computers to process some types of information more efficiently than with classical resources alone.

In October 2023, we were awarded a separate Innovate UK grant as part of the Feasibility Studies in Quantum Computing Applications competition. Joining us in this work were HSBC, the Quantum Software Lab (QSL) based at the University of Edinburgh, and the National Quantum Computing Centre (NQCC). Together, the consortium aimed to enhance existing anti-money laundering techniques by using quantum machine learning techniques with the goal of improving the performance of current-state-of-the-art machine learning algorithms. In this work, the consortium aimed to extend current anomaly detection quantum machine learning models to detect anomalous behavior indicating money laundering.

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

Scale. In order for quantum computers to solve problems out of reach for classical computers, such as modeling molecules with many electrons in order to enhance drug discovery, they require a significant number of high-performing qubits, likely starting at around 1,000 qubits.

Fidelity. A gate fidelity estimates the reliability of an operation. For instance, a two-qubit gate with a gate fidelity of 99% means that 99 out of 100 times the operation will provide the correct result. Errors can be caused by imperfect control, natural manufacturing variations, finite qubit lifetimes (coherence) or other sources. Overall, high fidelities of close to 99.9% are likely necessary to enable performance benefits on practical workloads. An error per operation is defined as (1-fidelity).

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

Co-processing. Hybrid architectures that leverage quantum computers as co-processors, pioneered by us since the company’s inception, have now become widely adopted in the quantum computing industry. Quantum co-processing delivered over the cloud, such as our QCS platform, is the predominant framework for building and using quantum computers today. In this paradigm, quantum processors are tightly integrated with classical computing systems and infrastructure to ensure the rate of data flowing in and out of the quantum processor can meet the needs of commercial applications. Effective implementation of co-processing hinges on both the intrinsic technological features of the specific qubit technology, as well as product innovations and system architectures aimed to prioritize this capability. For example, just as in classical computing architecture, fast gate speeds, coupled with a network architecture that achieves low network latency for data flow, are some of the requirements for high performance co-processing.

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

As an example, in June 2011, the largest algorithms demonstrated on programmable, gate model quantum computers across these modalities were in the range of a few qubits. In the ensuing period from 2012 to 2025, superconducting systems have successfully scaled up to over 100 qubits, including demonstrations of quantum supremacy. This rate of scaling has easily outpaced other approaches. We believe this leadership results in part from an intrinsic advantage: superconducting qubits have many inherent similarities to traditional silicon-based chips. As a result, progress in superconducting quantum computers may be achieved by leveraging the existing capabilities – expertise, technologies, workforces, and supply chains, for example – of the semiconductor manufacturing industry, rather than needing to establish such capabilities anew.

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

Fidelity

Improvements to the coherence times of superconducting qubits, combined with methods for ever faster and more precise quantum logic gates, have kept superconducting qubits on a pace of continuous fidelity improvement for approximately two decades. In recent years, algorithms have been developed on processors with average two-qubit gate fidelities of 98-99.5%. As processors scale to broad quantum advantage, fidelity will need to continue to improve, likely to 99.9% and beyond.

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

One way that the performance of the system is assessed is by measuring the errors that are introduced in actuating the gates with the application of electronic signals to the physical qubits. There are a variety of metrics that are used to measure these errors; we currently report performance and indicate a measure of error through a fidelity metric applied to two-qubit gate error or fidelity, usually expressed as a percentage. Gate fidelity represents the reliability of an operation. For example, a two-qubit gate with a fidelity of 99% means that 99 out of 100 times the measurement of the gate will produce the correct result. Fidelities are related to errors in the following way: 100% - error rate % = gate fidelity %. So, an error rate of .5%, is the same as a fidelity of 99.5%. There are a number of standard benchmarks that are used to measure qubit errors and are explained further below.

We measure the performance of iSWAP and CZ gates with an industry standard technique called Randomized Benchmarking, a commonly used method to measure fidelity. This protocol requires creating random sequences of quantum gates of different sequence length, executing each sequence, and then measuring the outcome of the execution against the mathematically expected results.

On iSWAP-enabled devices, such as Ankaa-3, we also implement a family of two-qubit gates referred to as fSim. Generally, any specific fSim gate may not be part of a universal gate set. We use fSIM gates with the goal of achieving high performance for specific algorithms.

We measure the performance of fSim gates with an industry standard technique called cross entropy benchmarking, another commonly used method to measure fidelity. This protocol requires creating random circuits from the provided gate set measuring the results and comparing the outcomes to an expected probability distribution of outcomes.

In the past we have implemented gate sets based on two-qubit gates other than CZ, iSWAP and fSIM, and may, in the future, choose different gate sets. At the moment there is no standard set of gates agreed on in the industry, and there may never be. Furthermore, other standards for measurement may emerge to measure quantum gate fidelity or performance of quantum computers generally. Accordingly, undue reliance should not be placed on the fidelity measures that we present. See also “Risk Factors— We face significant technical and engineering challenges in completing the development of our quantum computers, producing our quantum computers at scale, achieving our targeted performance milestones, and realizing quantum advantage or LFTQC, any of which if not accomplished would adversely impact our business, financial condition, and results of operations.”

Cepheus-1-36Q is our newest flagship quantum computer featuring our proprietary modular chip architecture, optimized two-qubit gates and advances in intermodule coupler design that is intended to enable superior performance. With Cepheus-1-36Q, we successfully halved our error rates from our previous Ankaa-3 system, achieving a median two-qubit fidelity of 99.6% (based on internal testing) as of January 2026. We believe Cepheus-1-36Q is the first multi-chip quantum computer in the industry to achieve this level of performance based on publicly available information. Improving our median two-qubit fidelities is a crucial part of our mission to build the world’s most powerful computers. Useful quantum computers will need not only a large number of qubits, but also high-quality qubits. Reaching 99.6% median two-qubit fidelity on the Cepheus-1-36Q system is the result of years of innovation and commitment from our teams across the technology stack.

We believe that Cepheus-1-36Q validates our modular architecture approach to scaling. Tiling multiple chips together demonstrates what we believe is the way forward towards building larger systems. We believe a densely connected square lattice with tunable couplers that allows us to control qubit interactions is the foundation for driving qubit performance. We believe a 2.0x improvement in error performance compared to our previous QPUs, coupled with our scaling approach, shows that we have a promising strategy for building increasingly higher performing QPUs to help our customers solve their most pressing problems.

Speed

One of the strengths of superconducting qubit technology, and our technology in particular, is that gate operations on superconducting processors are faster than other commercially available modalities today.

The speed of gate operations in superconducting qubits are determined by the intentional design of circuit elements on-chip and their optimized parameters, rather than relying on atomic properties. Our recently introduced Cepheus-1-36 system achieves a median gate time of 76 nanoseconds with universal CZ gates. Median gate time is measured by internal testing.

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

The QPU control system includes hardware for networking, classical microprocessors, field-programmable gate arrays (FPGAs) for control and readout pulse sequencing, and analog signal processing. The integrated system is designed and built to meet the requirements for co-processing and reprogrammability over the cloud.

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

Turning to the processor’s physical qubit array, the necessity of localizing errors has led to the predominance of nearest-neighbor connectivity graphs in quantum processor design. Our quantum processors meet these essential requirements with a nearest-neighbor, planar connectivity graph. Planar codes are expected to show a high error threshold of approximately 1% error probability per operation. This means that if error rates are below the required threshold (e.g., 1%), then increasing the redundancy (i.e., the number of physical qubits making up a single logical qubit) results in an exponential reduction in logical error. In other words, adding a small number of additional physical qubits per logical qubit will provide exponential improvements. Notably, codes for other modalities, such as Bacon-Shor codes for trapped ion qubits, lack such a threshold behavior and is one reason why we believe superconducting quantum computers to be superior to trapped ion modalities.

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

Our patent portfolio seeks to protect our current developments and the intellectual property space for the company’s technology roadmap and anticipated areas of development. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets, and trademarks, along with confidentiality and proprietary rights agreements with employees, consultants, contractors, vendors, and business partners to establish and protect our intellectual property rights.

As of December 31, 2025, we have 121 patents issued and 160 patents pending that are designed to protect our full-stack technology across hardware, software, and services. These patents cover a broad range of key technology areas of the business including: (i) quantum computing systems, software, and access; (ii) quantum processor hardware; (iii) algorithms and applications for problem solving; and (iv) chip design & fabrication.

We pursue international registration of our domain names and trademarks. We are the registered holder of a variety of domain name registrations, including “rigetti.com.” Our trademark registrations include “Rigetti” in the US, U.K. and EU.

Sales & Marketing

During this period of emerging quantum advantage, our go-to-market strategy is focused on being a leader in the key market segments driving the early application of quantum computing. Our sales and marketing efforts are focused on technology development and distribution partnerships with the leading organizations in these markets. In the U.S. government, for example, the Departments of Defense and Energy have each been making significant investments in quantum computing. We have technology development partnerships with leading government agencies and national laboratories.

We are pursuing similar arrangements with customers in other important vertical market segments, like finance, where we are developing specific expertise in several application areas and are collaborating with Moody’s, HSBC and Standard Chartered Bank. We also have distribution relationships with customers like Amazon Web Services, Microsoft Azure and Strangeworks.

As we work to develop new generations of our hardware with the goal of continuing to scale and achieve QA, we anticipate increasing our investment and expenses in both sales and marketing in the future to expand the number of enterprise companies buying our QPUs and directly licensing our QCS platform.

Suppliers

We source our components from multiple industries including from the electronics and semi-conductor industries with low-noise microwave components, CPUs, GPUs, FPGAs; from the cryogenic industry with dilution refrigerators and associated helium gas products; and from the semiconductor industry with silicon wafers and other specialty materials, tooling and measurement equipment.

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

To date, we have focused on developing a range of client relationships and research partnerships with:

●	Enterprise-sized organizations working on quantum-assisted breakthroughs in applications areas like drug discovery, network optimization, financial modeling, weather forecasting and fusion energy like NASA, Moody’s, Standard Chartered Bank, HSBC, AFRL, the U.S. DOE and certain military branches within the U.S. Department of Defense;
●	Materials science researchers and quantum algorithm developers at renowned laboratories like Fermilab, NASA Quantum Artificial Intelligence Laboratory and ORNL;
●	Quantum-focused software and algorithm companies like Phasecraft, Riverlane and Q-CTRL;
●	Cloud service providers like Amazon Web Services and Microsoft Azure; and
●	We also enter into multi-year technology development partnerships with organizations that possess specialized technical expertise and strong interests in advancing the development of quantum computing (as referenced in Business - Key Technology Development Partnerships). These organizations include DARPA, SQMS, Innovate UK and Quanta.

Competition

The quantum computing market is evolving and highly competitive. With the introduction of new innovations and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our current and prospective competitors include companies engaged in the research, development, and operation of quantum computing capabilities. Major companies now developing both quantum hardware and software include IBM, Google, Microsoft, IonQ, D-Wave, Quantinuum and PsiQuantum, among others. In addition, because of the importance of quantum computing, most large public cloud providers and traditional chip makers are researching and investing in quantum computing initiatives, in some cases seeking to build quantum computers. For example, Amazon is engaged in the research and development of quantum computers. A number of development-stage companies are also seeking to build quantum computers, quantum software and applications, and quantum cloud computing services.

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

We believe that we are favorably positioned to compete on the basis of these factors. However, we face various risks relating to competition as described in “Risk Factors-Risks Related to Our Business and Industry-The quantum computing industry is in its early stages and volatile and is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.”

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

See also “Risk Factors—Risks Related to Litigation and Government Regulation.”

Employees

Our deep and talented workforce is the key to our success. As of March 1, 2026, we employ 164 people globally, of which 162 were full-time employees. The majority of our employees are employed in the areas of quantum physics, chip and hardware engineering and software development. Most of our employees are based in the United States with the remainder based in the United Kingdom, Australia and Canada. In addition, we also engage a small number of consultants and contractors to enhance our research and development and selling general and administrative areas of our business.

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

Our business was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”) and with increasing levels of performance. As of the date hereof, we have deployed a quantum computer having 84 qubits with a 99.0% two-qubit gate fidelity (based on internal testing) and 36-qubit quantum computer with a 99.6% two-qubit median gate fidelity (based on internal testing) which utilizes our modular chip architecture. We are still in the technology development phase. Our scalable business model has not been formed as of yet and our technology roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. We have in the past changed our technology roadmap, including the anticipated milestones and timing thereof, including in each of the years ended December 31, 2018, 2022, 2023 and 2025. We may further update our technology roadmap in the future, including anticipated milestones and anticipated timeline for milestones. Furthermore, we may be unable to achieve the milestones in our technology roadmap on their announced anticipated timeline or at all, including our next generation of modular system architecture, targeted qubit counts and fidelities. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable, higher performing computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for sales of our on-premise quantum computers, QCaaS or QCS, increased competition, changes to technology, inability to scale up or improve performance of our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We incurred net losses of $216.2 million and $201.0 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $771.0 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin generating significant revenue if we are able to achieve quantum advantage or LFTQC, which may never occur. Even if our quantum computers were to achieve quantum advantage or LFTQC, we may never become profitable.

We may incur significantly higher losses in future periods as we, among other things: continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers; expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our infrastructure; and increase our general and administrative functions to support our growing operations and our being a public company.

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

Our business and future plans for expansion are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. For example, in addition to our continuing investment in our technology roadmap we may seek to significantly increase our capital expenditures, including to upgrade our current Fab-1 chip fabrication facility, and possibly invest in a new quantum chip fabrication facility, which would require a significant amount of cash for capital expenditures and increase our depreciation expense in future years. The actual amounts we may be required to spend on these, and other matters may be greater and more significant than our expectations. Further, pursuant to the Collaboration Agreement with Quanta, we agreed to invest at least $250 million in the field of quantum computing, in furtherance of our technology roadmap, over a five-year period commencing in February 2025.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating cash needs for at least the next twelve months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. For example, in the future, we may seek to significantly increase our capital expenditures, including to upgrade our chip fabrication facility, possibly invest in a new quantum chip fabrication facility and for additional quantum computing refrigerators, which would require a significant amount of cash for capital expenditures.

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

If we are unable to obtain sufficient capital we would be unable to fund our operations and may be required to evaluate alternatives, which could include dissolving and liquidating our assets in which case we may receive less than the value at which those assets are carried on our audited financial statements, and/or seeking protection under bankruptcy laws, and a determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources, and it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distribution to stockholders. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our securities. We cannot anticipate all the ways in which the economic climate and financial market and geopolitical conditions could adversely impact our business.

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

Commercial traction of quantum computing technology may never occur. We may not be able to cost effectively manage production at a scale or quality consistent with customer demand in a timely or cost-effective manner.

Our ability to scale is dependent also upon components we must source from multiple industries including: the electronics and semi-conductor industries with low-noise microwave components, CPUs, GPUs, FPGAs; the cryogenic industry with dilution refrigerators and associated helium gas products; and the semiconductor industry with silicon wafers and other specialty materials, tooling and measurement equipment. Shortages or supply interruptions in any of these components will have an adverse impact on our business.

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

Our growth is dependent upon our ability to successfully market and sell quantum computers and quantum computing services and solutions, expand our solutions and services, retain customers, bring in new customers and retain critical talent. We do not have experience with the large-scale production and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and retention capabilities. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could have a negative impact on our business, financial condition and results of operations.

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently or experience unforeseen issues with the reliability of our technology, we could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.

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

We may not manage growth effectively, including with respect to our employee base and managing our operations successfully.

Our failure to manage growth effectively could harm our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. For example, expansion of and upgrades to our Fab-1 facility is continual and ongoing, and we may not complete the expansion and upgrades on terms originally anticipated, in a timely manner or at all, or we may decide to construct a new fabrication facility, both of which could have a material impact on our business, financial condition or results of operations. Expansion and upgrades or construction of a new fabrication facility requires significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support us. In addition, we also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products.

To manage the growth of our operations and personnel, we must establish and maintain appropriate and scalable operational and financial systems and procedures and controls, and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $455.3 million.

Under current law, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to current federal law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes are subject to annual limitations because of prior cumulative changes in our ownership and may be further limited in the future if additional ownership changes occur. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes to offset future taxable income or tax liabilities is limited because of prior ownership changes and may be further limited in the future if additional ownership changes occur. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our federal net operating loss carryforwards, federal research and development tax credit carryforwards and other tax attributes.

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

Risks Related to Our Business and Industry

We face significant technical and engineering challenges in completing the development of our quantum computers, producing our quantum computers at scale, achieving our targeted performance milestones, and realizing quantum advantage or LFTQC, any of which if not accomplished would adversely impact our business, financial condition, and results of operations.

Producing quantum computers is a difficult undertaking, and there are significant engineering challenges that we must overcome to build our quantum computers. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to manipulate qubits, failure to reduce error rates, failure to transition quantum systems to leverage low-cost components, and failure to realize multi-chip quantum computer technology.

Our successful execution of our technology roadmap is based on the development of multiple generations of quantum computing systems and the achievement of our targeted qubit counts and fidelities, including hardware that demonstrates quantum advantage and LFTQC, each of which is an important anticipated milestone for our technology roadmap and commercialization. The future success of our technology roadmap will depend upon our ability to continue to increase the number of qubits and decrease error rates in subsequent generations of our quantum computers.

Quantum advantage is the point at which quantum computers can solve a practical problem that would be physically impossible to solve on a classical computer. LFTQC is when quantum computing systems are available with hundreds of logical qubits, which can be universally controlled and measured with substantially error-free operation through the full course of a quantum computation. No current quantum computers, including our quantum hardware, have reached quantum advantage or LFTQC, and may never reach QA or LFTQC. Achieving QA or LFTQC will be critical to the success of any quantum computing company, including ours. However, achieving QA would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a QA. In addition, the definitions and expectations with respect to what constitutes QA and LFTQC, including the anticipated stages of quantum technology maturation, may continue to evolve and may also diverge from others in the industry. Quantum computing technology, including QA and LFTQC, may take years or decades to be realized, if ever.

In addition, the standards by which we measure our progress may be based on assumptions and expectations that are not accurate or that may change as quantum computing evolves. For example, we measure the performance of our systems by gate fidelity and median gate speed, among other ways, as part of our internal testing. There may be other measures that are utilized in the future to measure our progress and the progress of others in the industry and, therefore, undue reliance should not be placed on our current performance measures. Further, we currently utilize different types of gates, including CZ and iSWAP, and may, in the future, choose different gate sets. At the moment, there is no standard set of gates agreed on in the industry, and there may never be. Furthermore, other standards for measurement may emerge to measure quantum gate fidelity or performance of quantum computers generally. Accordingly, undue reliance should not be placed on the fidelity measures that we present.

If we are unable to achieve an increase in the number of qubits or decrease in error rates on the timeframe that we anticipate, the availability of future generations of quantum computer systems may be materially delayed or may never occur. In the past we have failed to meet publicly announced milestones and may fail to meet projected milestones in the future. If our technology roadmap is delayed or never achieved, this would have a material impact on our business, financial condition or results of operations. See “We are in our early stages and have a limited operating history, which makes it difficult to forecast our future results of operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof.”

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

The quantum computing industry is in its early stages and volatile and is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

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

We compete based on various factors, including technology, performance, open architecture, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and customer service organization and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution. Further, our competitors may win government contracts, and we may not.

Additionally, we must be able to achieve our objectives in a timely manner such that we do not lose ground to competitors, including competing technologies. For example, our competitors may achieve certain narrow and/or broad quantum milestones faster than us, which may negatively impact our business and prospects. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

In addition, the market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for quantum computers in general does not develop as expected, develops more slowly than expected, develops in a manner that does not require use of our quantum computers, encounters negative publicity or if our quantum computers do not drive commercial engagement, then our business, prospects, financial condition and operating results could be harmed. If our clients and partners do not perceive the benefits of quantum computer solutions, or if our solutions do not drive member engagement, then demand for our products may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.

For all of these reasons, the development of the market for quantum computers and competition may have a negative impact on our ability to maintain and grow demand for our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.

We depend on a limited number of customers for a significant percentage of our revenue and the loss or temporary loss of a major customer for any reason could harm our financial condition.

We have historically generated most of our revenue from a limited number of customers. Revenue from U.S. government entities accounted for 48.0% and 54.2% of our total revenue for the years ended December 31, 2025 and 2024, respectively. Because of the concentrated nature of our customer base, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate, and any delay, reduction or cancellation of orders or services rendered or any acceleration or delay in anticipated purchases or grants and awards by our larger customers could materially affect our revenue and results of operations in any quarterly period. For further information regarding our customer concentration, refer to Note 15 of our audited consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

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

We have historically derived, and expect to continue to derive, a significant portion of our revenue from contracts with agencies of the U.S. federal and foreign governments, either directly by us or through other government contractors. For the years ended December 31, 2025, and 2024, sales to government entities comprised 90.2% and 89.4% of our total revenue, respectively.

Sales to government agencies involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies. The bidding process for government contracts can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. These entities may also have increased purchasing power and leverage in negotiating contractual arrangements with us, as well as longer sales cycles, which brings the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our products or services. Sales to government agencies are often fixed fee development contracts, which involve additional risks.

We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers with rights, many of which are not typically found in commercial contracts. For instance, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower the anticipated revenue generated by such arrangement. See “Contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions and penalties.” Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions. As a result, the actual scope of work performed pursuant to any such contracts, in addition to related contract revenue, could be less than total contract value. In addition, product purchases by such organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, these organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers and could lead to lower revenue results than originally anticipated.

In addition, our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments.

Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

●	Changes in government fiscal or procurement policies or government programs or applicable requirements, or decreases in government funding available for procurement of goods and services generally, or for our federal government contracts specifically;
●	Government entities exercising termination for convenience rights on our existing government contracts with such government entities;

●	Restrictions on the grant of personnel security clearances to our employees;
●	Ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies;
●	Changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
●	Changes in the government’s attitude towards the capabilities that we offer, or us as a company or our platforms;
●	Appeals, disputes, or litigation relating to government procurement, including bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
●	The adoption of new laws or regulations or changes to existing laws or regulations;
●	Budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
●	Influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
●	Changes in political or social attitudes with respect to security or data privacy issues;
●	Potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus pandemic; and
●	Increased or unexpected costs or unanticipated delays caused by other factors outside of our control.

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

We currently offer access to quantum computing as a service (“Quantum Computing as a Service” or “QCaaS”), both directly to our end users with our own Quantum Cloud Services (“QCS”) and indirectly to end users through public cloud providers such as Amazon Braket (“AWS”) and Microsoft Azure Quantum (“Azure”), who integrate our QCS into their own quantum computing platforms. These public cloud providers operate a service in direct competition with our providing direct access to QCS. In addition, we intend to partner with additional providers to provide access to our QCaaS. Cloud computing partnerships could be terminated, or not scale as anticipated, or at all.

There is risk that one or more of the public cloud providers, such as AWS and Azure, could use their respective control of their public clouds to control market pricing of the services, restrict access, embed innovations or privileged interoperating capabilities in competing products, bundle competing products and leverage their public cloud customer relationships to exclude us from opportunities. Further, these public cloud providers have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies, all of which could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

Any material change in our contractual and other business relationships with our cloud providers could result in reduced use of our systems, increased expenses, including service credit obligations, and harm our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, if our contractual and other business relationships with our partners are terminated, either by the counterparty or by us, suspended or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our QCaaS business at the same scale and would experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.

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

Our ability to identify and develop relationships with qualified suppliers on commercial reasonable terms or at all who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. Any failure to maintain our relationship with any of our key suppliers, or a failure to replace any such supplier that is lost, could have a material adverse effect on our business, financial position, results of operations and cash flows. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could face reductions or interruptions in supply, or discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control, including shortages of raw materials, environmental and social supply chain issues, global supply chain disruptions, pandemic, labor disputes or weather conditions. Disruptions in transportation lines or ongoing military conflicts and wars around the world, including related sanctions, may also cause global supply chain issues that affect us or our suppliers. We generally have multiple sources of supply, however, in some cases, materials are provided by a single supplier.

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

Additionally, our business, financial position, results of operations and cash flows could be materially and adversely affected by our inability to continue sourcing products from our suppliers or as a result of issues in our supply chain. A weak or declining economy (including risks such as increased freight charges, raw material costs, electrical power costs and other associated expenses) could strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Further, a failure to develop our supply chain management capabilities and recruit and retain qualified professionals, and a failure on our part to appropriately cancel, reschedule or adjust our requirements based on our business needs, could have an adverse impact on the availability of the supplies necessary to develop and manufacture our quantum computing solutions.

We have and may in the future enter into collaboration agreements and similar arrangements with third parties for the manufacturing of our products, and these agreements and similar arrangements may never achieve their anticipated goals, which may have a materially adverse impact on our business operations and our financial position or results of operations.

We rely on our current collaborative partners and third parties and may rely heavily on future collaborative partners and third parties to develop key, relevant algorithms and programming to make our quantum systems commercially viable. We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies for purposes such as: obtaining expertise; obtaining sales and marketing services and/or support; obtaining equipment and facilities; developing relationships with potential future customers; and generating revenue.

For example, in February 2025, we entered into the Collaboration Agreement with Quanta for the development of certain components to be incorporated into our current and future quantum computers. If our work with Quanta does achieve the anticipated results, we may never realize the anticipated benefits of the Collaboration Agreement. In addition, pursuant to the Collaboration Agreement, each of the parties agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of our product roadmap).

If the Collaboration Agreement is terminated before Quanta fulfills any or all of its investment commitment for any reason, we may not receive the anticipated benefits from the Collaboration Agreement. Further, we may not be successful in establishing or maintaining suitable partnerships in the future, and we may not be able to negotiate other collaboration agreements having satisfactory terms to us, or at all. Failure to make or maintain these arrangements or a delay or failure in a future collaborative partner’s performance under any such arrangements could harm our business and financial condition.

Our ability to compete successfully depends on continuous innovation, timely execution of our strategy, and achieving cost reductions and failure to do so could render our quantum computing systems obsolete or less competitive.

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

Even if we successfully develop our quantum computing solution and executing our strategy, customer preferences may change, or competitors may achieve technological breakthroughs in science, physics, or manufacturing that render our technology obsolete or inferior. While it is uncertain whether such breakthroughs will occur in the near term, they may occur eventually, and any such advancement could materially impact our business, financial condition or results of operations.

Our competitiveness also depends on our ability to reduce the cost per qubit over time, which assumes we will be able to achieve economies of scale related to demand for our computer systems, benefit from technological innovation, and negotiate favorable terms with third-party parts suppliers. If these anticipated cost savings do not materialize, we may be unable to achieve a lower cost per qubit, or if macroeconomic pressures such as inflation continue to increase labor and materials costs, we may be unable to price our quantum computers competitively, and this could have a material adverse effect on our business, financial condition or results of operations.

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

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel. As we build our brand and become more well known, there is an increased risk that competitors or other companies may seek to hire our personnel. A loss of a member of senior management, or an engineer or other key employee, particularly to a competitor, could have an adverse impact on our business strategy and place us at a competitive disadvantage.

Effective succession planning is important to our long-term success and may cause disruption to our business due to, among other things, diverting management’s attention away from the operations of the business or causing a deterioration in morale. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, which may adversely affect our business.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process), proprietary, confidential, and sensitive data, including personal data, intellectual property, controlled unclassified information and trade secrets (collectively, sensitive information). Cybersecurity incidents as well as natural disasters and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely.

Cybersecurity threats are prevalent in the technology industry and our customers’ industries and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. The types of threats also continue to evolve, and may include social engineering attacks using AI tools, ransomware, and supply-chain attacks. Various techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative or mitigating measures. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors, including nation-state-supported actors.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. In addition, future or past business transactions (such as mergers and acquisitions) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in merged or acquired entities’ systems and technologies as part of integration.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our platform is built to be accessed through third-party public cloud providers such as AWS. These providers may also experience cybersecurity incidents and attacks to their products, which may impact our systems. Cybersecurity incidents may also result from non-technical means, such as actions by an employee with access to our systems. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures to protect our information technology systems and sensitive information. While we and our third-party cloud providers have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective, and these measures could fail or may be insufficient. Although we take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), we may not be able to detect and remediate all vulnerabilities on a timely basis because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a cybersecurity incident has occurred.

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

Unstable or unfavorable market and economic conditions in our industry and or the global economy have had and may continue to have serious adverse consequences on our business, financial condition and share price. In the future, we may be required to record significant charges for impairment of our long-lived assets, other assets or investments.

At times in the past, the global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, bank failures and uncertainty about economic stability. Any volatility or disruptions in market and economic conditions may have adverse consequences on us or the third parties on whom we rely. If general economic conditions were to deteriorate or remain uncertain for an extended period, our liquidity may be harmed, and the trading price of our Common Stock could decline. In addition, negative general economic conditions, both in the U.S. and abroad, cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business.

If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive, and we could be forced to delay, reduce or eliminate our research and development programs and other efforts. Increased inflation rates have and are expected to adversely affect us by increasing our costs, including labor and employee benefit costs, and costs for equipment and system components associated with system development. In addition, higher inflation could also increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our systems. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to execute our research and development plans or manufacture our products. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

An adverse change in market conditions, including a sustained decline in our stock price, negative changes to our position in the market, or lack of growth in demand for our products and services could be considered to be an impairment triggering event, which could impact valuation assumptions relating to the recoverability of assets and may result in impairment charges to our long-lived assets, other assets or investments, which would have a negative impact on our operating results. There are inherent uncertainties in management’s estimates, judgments and assumptions used in assessing recoverability of intangible and other long-lived assets. Any material changes in key assumptions, including failure to meet business plans, a deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease our projected cash flows or increase discount rates and could potentially result in an impairment charge. From time to time, we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets is determined, which might have a materially adverse impact on our business operations and our financial position or results of operations.

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

Our facilities or operations could be damaged or adversely affected as a result of prolonged power outages, natural disasters such as earthquakes, and other catastrophic events.

Our facilities or operations could be damaged or adversely affected by prolonged power outages natural disasters such as earthquakes, or other catastrophic events outside our control, which could cause us to miss publicly disclosed technology development milestones, cause delays in the development of our quantum computers or have other negative consequences. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss resulting from such natural disasters, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause us to miss publicly disclosed technology development milestones and cause delays in development and fabrication, the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services. Any significant damage to our quantum research facilities or Fab-1 may disrupt our operations and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Risks Related to Our International Operations and Expansion

Because our success depends, in part, on our ability to expand sales internationally, our business will be susceptible to risks associated with international operations.

We currently maintain offices and have personnel in the United States, the United Kingdom, Australia and Canada. For the years ended December 31, 2025, and 2024, our non-U.S. revenue was approximately 47.3% and 41.4% of our total revenue, respectively. Any additional international expansion efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things: unexpected costs and errors in the localization of our platform and solutions; potential burden associated with complying with foreign laws and regulations; heightened regulatory requirements and costs associated therewith (including import/export control laws, tariffs, and cybersecurity and data privacy laws); difficulties associated with enforcing intellectual property rights in foreign jurisdictions; differing technology standards, pricing environments and lengths of sales cycles; increased financial reporting requirements and complexities; and challenges associated with staffing international operations and increased costs related thereto.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

We have limited experience in marketing, selling, and supporting our platform outside of the United States. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies.

Our international sales and operations subject us to additional risks and costs, including the ability to engage with customers in new geographies, exposure to foreign currency exchange rate fluctuations, which can adversely affect our business, financial condition, revenues, results of operations or cash flows.

We derive a significant portion of revenue from our customers outside the United States. There are a variety of risks and costs associated with our international sales and operations, which may include making additional investments prior to the proven adoption of our solutions, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our platform and solutions will be accepted in international markets by potential customers.

We currently have sales, customer support and engineering personnel outside the United States in the United Kingdom, Australia and Canada. We believe our ability to attract new customers to purchase our QPUs or subscribe to our platform, or to attract existing customers to expand their purchase of our QPUs or to renew or expand their use of our platform, is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.

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

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws, and other similar laws. In recent years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and their personal data rights.

As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain jurisdictions also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These laws allow for statutory fines for noncompliance.

Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside of the United States, foreign governments also have similar or sometimes more stringent data protection laws. In particular, the United Kingdom’s GDPR (“UK GDPR”) imposes strict requirements for processing personal data. For example, under the UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 17.5 million pounds or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the UK GDPR and California Consumer Privacy Act (“CCPA”), require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We have several contracts with various government entities, including contracts with the Defense Advanced Research Project Agency and the Department of Energy, among others, and we may enter into additional contracts with U.S. government entities in the future, which subjects our business to statutes and regulations applicable to companies’ doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Further, the False Claims Act has increasingly had enforcement actions for non-adherence to government contracts’ technology (including cybersecurity) provisions. Any penalties, damages, fines or suspension could adversely affect our ability to operate our business and our financial results.

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

New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses under current law or any future tax reform legislation could have a material impact on the value or realization of our net deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

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

Our platform utilizes software licensed to us by third-party authors under “open-source” licenses and we expect to continue to utilize open-source software in the future. The use of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay new solution introductions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open-source software could render the platform and broader systems vulnerable to cybersecurity incidents.

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

The U.S. government may have certain rights to intellectual property embodied in our current or future intellectual property pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendments Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in” rights).

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

In the twelve-month period ended December 31, 2025, the market price of our Common Stock varied between a high of $58.15 on October 14, 2025 and a low of $5.95 on January 13, 2025, and the market price of our Public Warrants varied between a high of $46.78 on October 15, 2025 and a low of $1.95 on January 13, 2025. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Common Stock or Public Warrants regardless of our operating performance. Further, our Common Stock could be traded by short sellers, which may put pressure on the supply and demand for our Common Stock, further influencing volatility in its market price.

Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including: our ability to meet our technological milestones (in a timely fashion or at all); changes in the industries in which we and our customers operate; the relative performance of our competitors; adverse impacts of global military conflicts and wars; anticipated or actual fluctuations in our operating results; publication of research reports by securities analysts about us or our competitors or our industry; rumors and market speculation involving us or our competitors, which may include short seller reports; the public’s reaction to our press releases, public announcements and filings with the SEC; our or our competitors’ failure to meet analyst projections or guidance; additions and departures of key personnel; changes in laws or regulations affecting our business, including accounting standards, policies, guidelines, interpretations and principles; involvement in litigation involving the Company, or actions by institutional or activist stockholders; future sales or issuances of our securities; the volume of our securities available for public sale or resale; and other events or factors, including recessions, increases in inflation and interest rates, disruptions to banking systems, foreign currency fluctuations, international tariffs, social, political and economic risks, natural disasters, acts of war (including the conflict involving Russia and Ukraine), terrorism or responses to such events. These market and industry factors may materially reduce the market price of our Common Stock and our Public Warrants regardless of the operating performance of the Company. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We are currently a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act because our non-affiliated common stock public float was above $700.0 million as of the relevant determination date. If at a specific measurement time in the future, our public float is below $700.0 million, we may no longer qualify as a well-known seasoned issuer and would no longer be able to file automatic shelf registration statements on Form S-3ASR and enjoy the benefits associated with such registration statements, such as automatic effectiveness immediately upon filing, permitting companies to omit more information from the base prospectus than permitted for other shelf registration statements, allowing companies to register unspecified amounts of securities and doing so without allocating among securities or between primary and secondary offerings, and permitting companies to pay filing fees on a “pay-as-you-go” basis at the time of each takedown from the shelf registration statement.  We would also need to convert any Forms S-3ASR to non-automatic shelf registration statements. Not qualifying as a well-known seasoned issuer could also impact the views or perceptions of investors and analysts and may influence investors’ willingness to purchase or hold our securities or analysts’ recommendations regarding our securities.

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

These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”) or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms. Pursuant to Sarbanes-Oxley Act Section 404, we are required to furnish a report by our management on our internal control over financial reporting in our Annual Reports on Form 10-K with the SEC. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

Future sales or issuances of our securities may adversely affect the market price of our securities and may be dilutive to existing securities holders.

Sales of a substantial number of shares of our Common Stock in the public market, including sales of our Common Stock by us or our affiliates, or the perception that these sales may occur, could reduce the market price of our Common Stock.

We cannot predict the size or timing of any future sales or issuances of our securities or the effect, if any, that such future sales or issuances could have on the market price of our securities. As a result, future capital raising efforts may reduce the market price of our Common Stock and be dilutive to existing stockholders. In addition, our ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of Common Stock by selling securityholders, which could result in a significant decline in the trading price of our Common Stock and potentially hinder our ability to raise capital at terms that are acceptable to us or at all.

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

In addition, we have filed and may file in the future one or more registration statements on Form S-8 under the Securities Act to register additional shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity incentive plans and employee stock purchase plan, including additional registration statements on Form S-8 to register additional shares of Common Stock pursuant to the “evergreen” provisions thereunder. Shares registered under these registration statements on Form S-8 will be available for sale in the public market, subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Sales of a substantial number of shares of our Common Stock in the public market could occur at any time.

On May 29, 2025, we filed an automatic shelf registration statement on Form S-3ASR with the SEC, which enables us to offer for sale, from time to time, an unspecified amount of Common Stock, preferred stock, debt securities and warrants. The Form S-3ASR became automatically effective upon filing and is valid for three years.

We are currently an “emerging growth company” within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Further, Section 102(b)(1) of the JOBS Act provides emerging growth companies with delayed reporting requirements with respect to new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable.

We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Under the current rules of the SEC, we will no longer be eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the first quarter of 2026. We expect that the loss of the ability to take advantage of scaled disclosures will result in increased legal, accounting and financial compliance costs.

Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Certificate of Incorporation of the Company (the “Certificate of Incorporation”) and the bylaws of the Company (the “Bylaws”), as well as the General Corporation Law of the State of Delaware (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in our management. Among other things, the Certificate of Incorporation and Bylaws include provisions regarding:

●	providing for a classified board of directors with staggered, three-year terms;
●	the ability of the Board to issue up to 10,000,000 shares of preferred stock, including “blank check” preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change of control;
●	provide that the authorized number of directors may be changed only by the resolution of the Board;
●	provide that, subject to the rights of the holders of any series of preferred stock, any individual director or directors may be removed only with cause by the affirmative vote of the holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class;
●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	require that any action to be taken by our stockholders must be affected at a duly called annual or special meeting of stockholders and not be taken by written consent or electronic transmission;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

●	provide that special meetings of our stockholders may be called by the chairperson of the Board, the chief executive officer or by the Board pursuant to a resolution adopted by a majority of the total number of authorized directors; and
●	not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose.

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

The Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for a list of enumerated actions, subject to certain exceptions, in which case the United States federal district courts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

This choice of forum provision in the Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

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

Our Public Warrants and Private Warrants are accounted for as liabilities and the changes in value of these warrants could have a material effect on our financial results.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”).

Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and Private Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in our net loss in the statement of operations.

As a result, included in our balance sheets as of December 31, 2025 and 2024 contained in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in our net loss in the statements of operations. As a result of the recurring fair value measurements, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control.

Due to the recurring fair value measurements, we expect that we will recognize non-cash gains or losses on our Public Warrants and Private Warrants each reporting period until such time as the warrants are exercised or expire, and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

No assurance can be given that additional guidance or new regulations or accounting principles and interpretations will not be released that would require a restatement of our financial statements with respect to treatment of the warrants. Any such restatement of our financial results could cause adverse effects.

Our warrants are exercisable for Common Stock, the exercise of which has increased and will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2025, the following warrants were outstanding:

●	Public Warrants and Private Warrants to purchase an aggregate of 8,728,586 shares of Common Stock with an exercise price of $11.50 per share.
●	Series C Warrants (as defined herein) to purchase 315,518 shares of Common Stock with an exercise price of $0.01.
●	Customer Warrant (as defined herein) to purchase an aggregate of 2,680,607 shares of Common Stock with an exercise price of $1.152 per share.

During the year ended December 31, 2025, 4,830,235 shares were issued upon the exercise of warrants. The additional shares issued resulted in dilution to the holders of Common Stock and increased the number of shares outstanding. To the extent additional warrants are exercised, stockholders may experience additional dilution. Sales of substantial shares in the public market or the fact that warrants have been and may continue to be exercised could adversely affect the market price of our Common Stock.

The terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

The warrants were issued in registered form under a warrant agreement (the “warrant agreement”) between American Stock Transfer & Trust Company, as warrant agent, and Supernova. The warrant agreement provides that the warrants may be amended only with the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change to the warrants that adversely affects the interests of the registered holders of the Public Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants prior to their expiration, at a redemption price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we provide notice of redemption and certain other conditions are met. In such event, holders may exercise their warrants prior to the scheduled redemption date, but only for cash, and the market price of our Common Stock may decline below both the $18.00 redemption threshold and the $11.50 exercise price following the issuance of the redemption notice.

We also have the ability to redeem all outstanding Public Warrants, at a redemption price of $0.10 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we provide notice of redemption. In this circumstance, holders may elect to exercise their warrants for cash on a cashless basis during the notice period. The number of shares of Common Stock issuable upon such cashless exercise ranges from 0.034 to 0.361 shares per warrant, depending on the fair market value of the Common Stock and the remaining term of the warrants, as determined pursuant to the warrant agreement. The value received upon exercise may be less than the value that could have been realized had the warrants been exercised at a later time, and the number of shares issuable is subject to a contractual cap set forth in the warrant agreement.

If the Company were to redeem the Public Warrants, this may require holders to: (i) exercise their Public Warrants and pay the exercise price therefore at a time when it may be economically disadvantageous to do so; (ii) sell their Public Warrants at the then-current market price; or (iii) accept the nominal redemption price, which is likely to be substantially less than the market value of the warrants at the time of redemption. None of the Private Warrants will be redeemable by us, subject to certain circumstances, so long as they are held by the Supernova Partners II LLC (“Supernova Sponsor”) or its permitted transferees.

The warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The warrant agreement provides that, subject to applicable law, the courts of the State of New York and the United States District Court for the Southern District of New York constitute the sole and exclusive forum for any action, proceeding or claim arising out of or relating to the warrant agreement, including claims under the Securities Act. We irrevocably submit to such jurisdiction and waive any objection to these courts as inconvenient or improper forums. Any purchaser or holder of Public or Private Warrants is deemed to have notice of and consented to these forum provisions.

These exclusive-forum provisions do not apply to actions brought to enforce any liability or duty created by the Exchange Act, or to any claim for which federal district courts of the United States of America are the sole and exclusive forum.

If a warrant holder initiates any action within the scope of the forum provision in any court other than the designated New York Courts, such holder will be deemed to have consented to: (x) the personal jurisdiction of the New York state and federal courts for purposes of any action to enforce the forum provision and (y) service of process through the warrant holder’s counsel in the foreign action.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum it considers favorable and may discourage such lawsuits. Conversely, if a court determines that the provision is inapplicable or unenforceable with respect to certain claims, we could incur additional costs and burdens associated with litigating in multiple jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and divert management’s and the Board’s time and attention.

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

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Stock, which could cause stockholders to lose their investments.

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

Our information security function is supported by members of our legal team and a third-party service provider, which helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. This team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example: manual and automated tools; subscribing to and analyzing reports and services that identify cybersecurity threats; conducting scans of our threat environment; evaluating threats reported to us; conducting vulnerability assessments to identify vulnerabilities; and analyzing external threat intelligence feeds.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and identified in the Company’s risk register; (2) our information security function works with management, including our Chief Technology Officer (“CTO”), to prioritize our risk management processes and mitigate cybersecurity threats that could more likely lead to a material impact to our business; (3) our senior management/committee evaluates material risks from cybersecurity threats against our overall business objectives and on a quarterly basis reports to the audit committee of the board of directors, which oversees our cybersecurity risk as part of our overall enterprise risk.

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

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

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

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances in accordance with the incident response policy, including the CTO, CFO, CEO, and others. Our information security function, together with our CTO, works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents in accordance with the incident response plan. The audit committee receives periodic reports from the CTO, which reflect input from the third-party service provider, concerning the Company’s risk profile, including significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries and presentations related to cybersecurity threats, risk and mitigation.

Cybersecurity Threats

As of December 31, 2025, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, we have in the past and also anticipate in the future we will be subject to cybersecurity incidents. We have in place insurance coverage designed to provide coverage in connection with cybersecurity incidents, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, which may adversely affect our business.

ITEM 2.             PROPERTIES

Our principal office is located in Berkeley, California, where we lease approximately 15,625 square feet pursuant to a lease that expires October 31, 2028. Our Fab-1 facility is located in Fremont, California, where the company leases approximately 53,800 square feet pursuant to a lease that expires September 30, 2029. We also have leased office spaces for our international operations in the United Kingdom and Australia. We believe that our existing facilities are adequate to meet our current requirements. See Note 10 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

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

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock and Public Warrants trade on The Nasdaq Capital Market under the symbols “RGTI” and “RGTIW,” respectively.

Stockholders

As of March 1, 2026, there were approximately 94 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the 12 months ended December 31, 2025.

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

With the goal of unlocking this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We believe that this patented and patent pending, modular chip architecture is the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers. Our long-term business model centers on revenue generated from sales of quantum processing units (“QPUs”) and quantum computing systems and providing access to quantum computing systems via the cloud in the form of Quantum Computing as a Service (“QCaaS’). However, the substantial majority of our current revenues are derived from development contracts, and we anticipate this market opportunity will continue to represent an important source of revenue for at least the next several years as we work to ramp up sales of QPUs, quantum computing systems and QCaaS. Additionally, we are working to further develop a revenue stream and forging important customer relationships by entering into technology development contracts with various partners.

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers. We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net losses were $216.2 million and $201.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. We expect to continue to incur additional losses for the foreseeable future as we invest in research and development and infrastructure in line with our long-term business strategy. As of December 31, 2025, we had an accumulated deficit of $771.0 million.

Based on our forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating cash needs for at least the next twelve months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financing or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans.

In the fourth quarter of 2024, we announced the public launch of our 84-qubit Ankaa-3 system, which featured an extensive hardware redesign. We achieved a key two-qubit gate fidelity milestone with Ankaa-3: successfully halving error rates in 2024 to achieve a 99.0% median two-qubit gate fidelity based on our internal testing. For information on gate fidelity, see “—Our Technology—Our Superconducting Quantum Processors—Fidelity.”

In the second quarter of 2025, we announced the public launch of our 36-qubit Cepheus-1-36Q system, our newest flagship quantum computer that utilizes our modular chip architecture and demonstrates our path to scaling to higher qubit count and higher performing systems. Made of four 9-qubit “chiplets,” we believe that Cepheus-1-36Q is the industry’s largest multi-chip quantum computer. As of January 2026, we achieved a 99.6% median two-qubit gate fidelity (based on internal testing) with Cepheus-1-36Q, successfully halving our error rate from our previous, single-chip 84-qubit Ankaa-3 system.

Ankaa-3 and Cepheus-1-36Q are available to our partners via the Rigetti QCS platform. Cepheus-1-36Q is intended to enable users to operate our universal CZ gates for a wide range of algorithmic research, with a median gate time of 76 nanoseconds. Our CZ gates are designed to be optimized for fast gate times while reducing coherent errors, which improves fidelity and is key for executing quantum error correction techniques. Cepheus-1-36Q features scalable chip architecture with 3D signal delivery while incorporating enhancements to key technologies, such as enhanced intermodule coupler design to enable higher performance. Leveraging our full-stack platform and in-house quantum foundry capabilities, we believe that Cepheus-1-36Q demonstrates our ability to deliver increasingly higher performance quantum computers with larger qubit counts using our proprietary chiplet-based architecture.

We are focused on continuing to improve our system performance. We recently achieved a two-qubit gate fidelity as high as 99.9% at 28 nanosecond gate speed on a prototype platform by using a new proprietary adiabatic CZ scheme. We continue to be at 99.9% one-qubit gate fidelity. In January 2026, we announced achievement of a median two-qubit gate fidelity (based on internal testing) of 99.7% on our 9-qubit system, 99.6% on our 36-qubit system and 99.0% on our 108-qubit system (Cepheus-1-108Q). Cepheus-1-108Q is based on twelve 9-qubit chiplets and leverages our proprietary modular chip architecture.

In 2025, we received purchase orders for two Novera systems totaling approximately $5.7 million. Both systems are upgradeable, allowing the customers to increase the system qubit count for more complex computations and research. Delivery for both systems is expected in the first half of 2026.

In January 2026, Rigetti Computing India P L, a wholly owned subsidiary of Rigetti Computing, Inc., announced that it received an $8.4 million purchase order to deliver a 108-qubit quantum computer to C-DAC. The system will be installed on-premises at C - DAC’s Bengaluru center and is expected to be deployed in the second half of 2026.

Powered by the production of our scalable multi-chip quantum processors in Fab-1 and our full-stack product development approach, we are working to develop quantum computing systems that demonstrate clear performance advantages over classical computing alternatives for multiple high-impact application areas.

2025 ATM Offering

On May 29, 2025, we entered into an Open Market Sale AgreementTM (the “Sales Agreement”) with Jefferies, LLC, with respect to an At-the-Market (“ATM”) offering program, pursuant to which we sold, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of $350 million. The shares offered and sold in the ATM offering were issued pursuant to a shelf registration statement on Form S-3 and the related prospectus supplement. During the year ended December 31, 2025, we raised gross proceeds of $350 million from the sale of 30,309,780 shares of our common stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share. All of the shares were sold during our second quarter ended June 30, 2025. The net proceeds from the Sales Agreement during the year ended December 31, 2025 were $346.7 million. As of December 31, 2025, there were no remaining shares available for sale pursuant to the Sales Agreement.

Quanta Collaboration Agreement

In February 2025, our wholly-owned subsidiary entered into the Collaboration Agreement with Quanta, whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components listed in such statement of work that meet our specifications and requirements. “Covered Components” may include control systems, dilution refrigerators, flexible cables, and select other non-QPU components suitable for our quantum computing products. In addition, the parties have each agreed to invest at least $250 million over the next five years in the field of quantum computing (and Quanta’s investment will be towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of our product roadmap). No equity or joint venture was formed under the Collaboration Agreement and costs incurred by us under the Collaboration Agreement, consisting of expenditures for research and development and related capital, will be accounted for in accordance with GAAP as incurred.

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

For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors,” including the risk factor titled “Unstable or unfavorable market and economic conditions in our industry and or the global economy have had and may continue to have serious adverse consequences on our business, financial condition and share price. In the future, we may be required to record significant charges for impairment of our long-lived assets, other assets or investments.”

Key Components of Results of Operations

Revenue

We generate revenue through our development contracts, as well as from our sales of QPUs, quantum computing systems and our QCaaS offerings and other services including training and provision of quantum computing components. Development contracts are generally multi-year, non-recurring arrangements pursuant to which we provide professional services regarding collaborative research in practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications in areas of business interest.

Cost of Revenue

Cost of revenue consists primarily of all direct and indirect costs associated with sales of QPUs, quantum computing systems, QCaaS offerings and development contracts and other services, including materials, employee costs for program management and personnel associated with the delivery of goods and services to customers, and sub-contract costs for work performed by third parties. Cost of revenue also includes an allocation of facility costs, depreciation and amortization directly related to the development contracts and QCaaS offerings and other services.

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

Selling, General and Administrative

Selling, general and administrative expenses include compensation, employee benefits, stock-based compensation, insurance, facility costs, professional service fees, and other general overhead costs other than those associated with research and development or sales of QPUs, quantum computing systems and providing development contracts, QCaaS offerings and other services. We expect selling, general and administrative expenses to increase as we grow our business, particularly to the extent we are able to demonstrate the usefulness of quantum computers and achieve quantum advantage, and subsequently enhance our product and service offerings, expand our customer base, and implement new marketing strategies.

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

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following tables set forth our results of operations for the years indicated (in thousands):

	Year ended
	December 31,		2025 vs. 2024
	2025	2024	$ Change	% Change
Revenue	$7,088	$10,790	$(3,702)	(34)%
Cost of revenue	5,024	5,093	(69)	(1)%
Total gross profit	2,064	5,697	(3,633)	(64)%
Operating expenses:
Research and development	61,345	49,750	11,595	23%
Selling, general and administrative	25,379	24,457	922	4%
Total operating expenses	86,724	74,207	12,517	17%
Loss from operations	(84,660)	(68,510)	(16,150)	24%
Other income (expense), net
Interest expense	—	(3,255)	3,255	(100)%
Interest income	16,561	5,113	11,448	224%
Change in fair value of derivative warrant liabilities	(150,629)	(90,168)	(60,461)	NM
Change in fair value of earn-out liabilities	2,518	(43,742)	46,260	(106)%
Loss on extinguishment of debt	—	(426)	426	NM
Total other expense, net	(131,550)	(132,478)	928	NM
Net loss before provision for income taxes	(216,210)	(200,988)	(15,222)	8%
Provision for income taxes	—	—	—
Net loss	$(216,210)	$(200,988)	$(15,222)

*NM - Not Meaningful

Revenue

Revenue decreased by $3.7 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024. The decrease was mainly due to a $1.4 million reduction in revenue from collaborative research and professional services contracts, and a $2.4 million reduction in revenue from sales of collaborative research materials and quantum computers. During the year ended December 31, 2025, there were no Novera ™ sales. During the year ended December 31, 2024, revenue from Novera sales totaled $1.6 million. Our revenue has been negatively impacted by expiration of the National Quantum Initiative Act in September 2023 and its pending reauthorization in the United States Congress.

Our development contracts are typically, time and materials, cost-share based or fixed price milestone contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the work performed and/or satisfaction of performance obligations. The timing and delivery of sales of QPUs, quantum computing systems and QCaaS will also vary and impact revenue in any given quarterly or annual period. Revenue is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and anticipated sales of on-premises QPUs and quantum computing systems.

Cost of Revenue

Cost of revenue was relatively flat for the year ended December 31, 2025, when compared to the year ended December 31, 2024. The impact of lower revenue levels on cost of revenue was mostly offset by an unfavorable revenue mix, with more revenue and cost of revenue coming from contracts with higher costs and a lower gross margin profile.

Our cost of revenue and gross margins are impacted by the composition of our revenue and variability in the pricing and terms of our sales and development contracts. During the year ended December 31, 2025, we recognized revenue and cost of revenue from contracts to deliver 24-qubit and 36-qubit quantum computing systems, which have higher costs and a lower gross margin profile than most of our other contracts.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our sales and development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $11.6 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024.

The increase in research and development expenses during the year ended December 31, 2025, when compared to the year ended December 31, 2024, was mainly due to increases in salaries, employee related costs and stock-based compensation for existing employees to remain competitive in the marketplace for talent and new hires. Salaries and employee related costs increased by $4.4 million and stock-based compensation costs increased by $3.7 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024. All other research and development costs including materials, consultants and information technology increased by $3.5 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024, to support our research and development efforts.

We anticipate that research and development expenditures will grow in the future as we continue to focus on our technology roadmap and goals of achieving quantum advantage and large-scale fault tolerant quantum computing. In the future, we may seek to significantly increase our capital expenditures, including to upgrade our current chip fabrication facility, and possibly invest in a new quantum chip fabrication facility, which would require a significant amount of cash for capital expenditures and increase our depreciation expense in future years.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.9 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024.

The increase in selling, general and administrative expenses during the year ended December 31, 2025, when compared to the year ended December 31, 2024, was mainly due to higher costs for proxy distribution and solicitation related to our annual meeting, which was driven by the increase in the number of beneficial owners of our common stock. In addition, lower bonus expenses were offset by higher stock-based compensation expenses for existing employees and other costs.

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

Other Income (Expense), net

Interest Expense

Interest expenses decreased by $3.2 million for the year ended December 31, 2025, when compared to the year ended December 31, 2024. The reduction in interest expense was due to the prepayment of our outstanding debt with Trinity Capital Inc. (“Trinity Capital”) in December 2024. A discussion regarding the debt prepayment is included in Note 7 to our consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

Interest Income

Interest income was $16.6 million for the year ended December 31, 2025, compared to $5.1 million for the year ended December 31, 2024. The increase in interest income during the year ended December 31, 2025 was due to an increase in the balances of our invested cash and available-for-sale investments resulting from our equity offerings during late 2024 and the year ended December 31, 2025. Fluctuations in the rates of interest earned on our investments also had an impact on interest income during the year.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 8 to our consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

The change in fair value of warrant liabilities for the year ended December 31, 2025 was a loss of $150.6 million, compared to a loss of $90.2 million for the year ended December 31, 2024. The change in fair value for the year ended December 31, 2025 was primarily due to fluctuations in our stock price, while the change in fair value for the year ended December 31, 2024 was primarily due to fluctuations in our stock price and related share price volatility.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 9 to our consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

The change in fair value of our earn-out liabilities for the year ended December 31, 2025 was a gain of $2.5 million, compared to a loss of $43.7 million for the year ended December 31, 2024. The change in fair value for the year ended December 31, 2025 was primarily due to fluctuations in our stock price, while the change in fair value for the year ended December 31, 2024 was primarily due to fluctuations in our stock price and related share price volatility.

As of December 31, 2025, all of the earn-out liabilities had been satisfied and the remaining liability balance is zero. We do not expect these earn-out liabilities to have any impact on the consolidated financial statements in future periods.

Loss on Extinguishment of Debt

On December 9, 2024, we prepaid in full all amounts owed under our Amended Loan Agreement with Trinity Capital Inc. We prepaid an aggregate of $9.5 million in outstanding principal balance, final payment fees of $0.9 million, plus accrued interest and a prepayment premium aggregating $0.1 million. During the year ended December 31, 2024, we recorded a $0.4 million loss on the prepayment and extinguishment of the outstanding principal balance owed under the Amended Loan Agreement.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record a provision for income taxes for either the year ended December 31, 2025 or the year ended December 31, 2024.

On July 4, 2025, new federal tax and budget legislation, known as the “One Big Beautiful Bill Act” (“OBBA”) was signed into law. We evaluated the impact of the OBBA and determined that its provisions did not have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since inception. Historically, we have financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the years ended December 31, 2025 and December 31, 2024, we incurred net losses of $216.2 million and $201.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $771.0 million, and we expect to incur additional losses for the foreseeable future.

We believe that our existing balances of cash, cash equivalents and available-for-sale investments will be sufficient to meet our anticipated operating cash needs for at least the next twelve months based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our operating plan may change because of factors currently unknown, including factors described herein, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations or other transactions. In addition, we may seek additional capital even if we believe that we have sufficient funds for current or future operating plans.

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

Our cash requirements include employee-related costs such as salaries and benefits; materials and components for research and development; working capital requirements; capital expenditures for our quantum chip fabrication facility; quantum computing refrigerators and other requirements; planned development of multiple generations of quantum processors; anticipated investments to scale our operations in the future; and strategic collaborative arrangements and investments. In the future, we may seek to significantly increase our capital expenditures, including to upgrade our chip fabrication facility, possibly invest in a new quantum chip fabrication facility and for additional quantum computing refrigerators, which would require a significant amount of cash for capital expenditures.

With respect to our longer-term future cash requirements, we will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations, including with respect to the Collaboration Agreement with Quanta, pursuant to which we are required to invest at least $250.0 million in the field of quantum computing in furtherance of our product roadmap over a five-year period that commenced on February 27, 2025.

Until such time as we can generate significant revenue from sales of QPUs and quantum computing systems, our development contracts and other services, including our QCaaS offering, we believe we will meet our cash requirements and obligations primarily through our existing cash, cash equivalents and available-for-sale investments, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, the likelihood that Public Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants will be unlikely to exercise their warrants. To the extent our warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market.

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

Net cash used in operating activities during the year ended December 31, 2025 was $58.5 million, primarily resulting from our net loss of $216.2 million, partially offset by non-cash expenses totaling $165.5 million. Changes in operating assets and liabilities had a $7.9 million unfavorable impact on net cash used in operating activities during the year ended December 31, 2025.

Net cash used in operating activities during the year ended December 31, 2024 was $50.6 million, primarily resulting from our net loss of $201.0 million, partially offset by non-cash expenses totaling $153.4 million. Changes in operating assets and liabilities had a $3.1 million unfavorable impact on net cash used in operating activities during the year ended December 31, 2024.

Cash used in operating activities increased by $7.9 million during the year ended December 31, 2025 when compared to the year ended December 31, 2024. The $15.2 million increase in our net loss for the year ended December 31, 2025, when compared to our net loss for the year ended December 31, 2024, was primarily due to the non-cash changes in the fair value of our derivative warrant and earn-out liabilities. Non-cash expenses impacting our net loss increased by $12.1 million to $165.5 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024. Operating assets and liabilities had a $4.8 million unfavorable impact on the change in cash used in operating activities during the year ended December 31, 2025, when compared to the year ended December 31, 2024, mostly due to lower accounts receivable collections and payments for prepaids and other assets.

Cash Flows Used in Investing Activities

Cash used in investing activities during the year ended December 31, 2025 totaled $403.3 million, resulting from $635.6 million of purchases of available-for-sale securities and $18.7 million of purchases of property and equipment, partially offset by $251.0 million of maturities of available-for-sale securities.

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

Net cash used in investing activities during the year ended December 31, 2025 increased by $324.9 million when compared to the year ended December 31, 2024, primarily due to investment of proceeds from our $350 million ATM program, resulting in higher purchases of available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the year ended December 31, 2025 totaled $439.1 million. We received net proceeds of $346.7 million from the sale of 30,309,780 shares of Common Stock pursuant to our ATM program that was completed during the year ended December 31, 2025. We received proceeds of $35.0 million from the sale of 3,020,412 shares of Common Stock from the private placement transaction with Quanta. We received proceeds of $50.0 million from the exercise of warrants, $2.0 million from the exercise of stock options and $6.3 million from tax withholdings on sell-to-cover equity award transactions. We also paid $0.9 million for offering costs.

Cash provided by financing activities during the year ended December 31, 2024 totaled $175.5 million, reflecting proceeds of $12.8 million, net of commissions, from the sale of 10.1 million shares of Common Stock to B. Riley Principal Capital II, LLC (“B. Riley”) through the Common Stock Purchase Agreement (the “Purchase Agreement”) we entered into with B. Riley on August 11, 2022, proceeds of $97.5 million, net of commissions, from the sale of 68.8 million shares of Common Stock under the At-the-Market Sales Agreement (the “Prior ATM Agreement”) we entered into with B. Riley Securities, Inc. and Needham & Company, LLC on March 15, 2024, proceeds of $96.0 million, net of commissions, from the sale of 50.0 million shares of Common Stock through a registered direct offering and proceeds of $0.6 million from the exercise of stock options and warrants.

Cash provided by financing activities increased by $263.6 million during the year ended December 31, 2025, when compared to the year ended December 31, 2024. The increase was primarily due to the $346.7 million of net proceeds we received from our $350.0 million ATM offering completed in June 2025. Other factors favorably impacting the increase in cash provided by financing activities during the year ended December 31, 2025, when compared to the year ended December 31, 2024, include proceeds from the exercise of warrants of $50.0 million, proceeds of $35.0 million from the sale of common stock to Quanta, a $12.5 million favorable change in the impact of tax withholdings on sell-to-cover equity award transactions and a $23.3 million reduction in payments of principal of notes payable due to the prepayment of our outstanding debt with Trinity Capital in December 2024. These increases were offset in part by proceeds of $206.3 million from sales of Common Stock during the year ended December 31, 2024.

Contractual Obligations and Contingencies

See Note 19 to our consolidated financial statements located in “Part II Item 8 – Financial Statements and Supplementary Data. Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K for a description of our contractual obligations and contingencies.

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

While our significant accounting policies are described in the Notes to our consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K, we believe the following critical accounting estimates are most important to understanding and evaluating our reported financial results.

Public Warrants and Private Warrants

As of December 31, 2025, there were 8,728,586 Private and Public Warrants outstanding, consisting of 1,000,674 Private Warrants and 7,727,912 Public Warrants. Each whole warrant entitles the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustments and will expire on March 2, 2027 at 5:00 p.m., New York City time or earlier upon redemption or liquidation.

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

The Public Warrants also fail to meet the indexation guidance in ASC 815 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario in which there is not an effective registration statement, the warrant holders have a cap, 0.361 shares of Common Stock per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise. Subsequent to the separate listing and trading of the Public Warrants, the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants.

There are a number of variables impacting the Black-Scholes option-pricing model used to value the derivative liability for the Private Warrants. The most impactful variable is the price of our Common Stock. The derivative liability for the Private Warrants will correspondingly increase or decrease as the price of our Common Stock increases or decreases.

As of December 31, 2025 and December 31, 2024 the fair value of the derivative liability for the Private Warrants was $16.8 million and $22.8 million, respectively, with the change in the fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

As of December 31, 2025 and December 31, 2024 the fair value of the derivative liability for the Public Warrants was $85.8 million and $70.3 million, respectively, with the change in the fair value of the derivative warrant liabilities recorded in the consolidated statements of operations each reporting period.

Earn-Out Liabilities

On March 2, 2022 (the “Closing Date”), a merger transaction between Rigetti Holdings, Inc. (“Legacy Rigetti”) and Supernova Partners Acquisition Company II, Ltd. (“SNII”) was completed (the “Business Combination”). Upon the closing of the Business Combination, SNII, Supernova Partners II, LLC and SNII’s directors and officers (collectively the “Sponsor Holders”) subjected certain shares of our Common Stock that they own ( the “Sponsor Vesting Shares”) to forfeiture and vesting if thresholds related to the weighted average price of our Common Stock were not met for the duration of various specified consecutive day trading periods during the five-year period following the Closing Date (the “Earn-out Triggering Events”). Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the closing of the Business Combination were to be forfeited.

A total of 2,479,000 shares of our Common Stock held by the Sponsor Holders had a $12.50 per share price threshold for vesting (such shares, the “Promote Sponsor Vesting Shares”) and a total of 580,273 shares of our Common Stock held by the Sponsor Holders had a $15.00 per share price threshold for vesting (such shares, the “Sponsor Redemption Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”).

The Sponsor Vesting Shares were accounted for as liability classified instruments because the Earn-Out Triggering Events that determined the number of Sponsor Vesting Shares to be earned back by the Sponsor Holders include outcomes that were not solely indexed to our Common Stock. The aggregate fair value of the Sponsor Vesting Shares at the time of the closing of the Business Combination was estimated using a Monte Carlo simulation model and was determined to be $20.4 million. There were a number of variables impacting the Monte Carlo simulation model used to value the earn-out liabilities, with the most impactful being the price of our Common Stock. Prior to vesting, the earn-out liabilities were adjusted to fair value each reporting period using the Monte Carlo simulation model.

During the year ended December 31, 2025, the Earn-out Triggering Events for each of the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were satisfied, and the underlying earn-out liabilities were adjusted to fair value using the closing market price of our Common Stock on their respective vesting dates. The earn-out liability for the Sponsor Redemption-Based Vesting Shares as of their August 14, 2025, vesting date was $10.4 million. The earn-out liability for the Promote Sponsor Vesting Shares as of their February 6, 2025, vesting date was $32.9 million. The earn-out liabilities for the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates.

As of December 31, 2025, all of the Earn-out Triggering Events related to the Sponsor Vesting Shares had occurred, the Sponsor Vesting Shares were fully vested and the remaining liability balance was zero. As of December 31, 2024, the fair value of the earn-out liabilities was $45.9 million, with the change in the fair value of the earn-out liabilities recorded in the consolidated statements of operations.

Revenue Recognition

Revenue consists primarily of our contracts for the sale of QPUs, quantum computing systems, custom computing components, access to Rigetti quantum computing systems, collaborative research services and professional services.

Revenue related to the sale of QPUs, quantum computing systems, including Novera™ and Cepheus™, and custom quantum computing components is recognized at a point in time when obligations under the terms of the contract are satisfied and control is transferred to the customer, generally upon shipment for sales of QPUs and quantum computing systems, and upon customer acceptance for sales of custom quantum computing components.

Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to Rigetti quantum computing systems (i.e., quantum computing subscriptions) is recognized on a ratable basis over the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended.

Revenue related to collaborative research services and professional services is recognized over time, based on hours or costs incurred. For fixed price milestone-based contracts, if a milestone is deemed probable of being met, revenue is recognized over the time period the performance obligation is satisfied using an input measure based on actual labor hours or costs incurred. For those milestones not deemed probable of being met, revenue is recognized upon satisfaction of the performance obligation. Revenue related to cost-share contracts is recognized using an input based on actual reimbursable costs incurred.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K.

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

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk.

We are utilizing scaled disclosures for a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.               CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RIGETTI COMPUTING, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Rigetti Computing, Inc.

Berkeley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rigetti Computing, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

March 4, 2026

RIGETTI COMPUTING, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,851	$67,674
Available-for-sale investments - short-term	398,660	124,420
Accounts receivable	2,551	2,427
Prepaid expenses	3,186	3,156
Other current assets	5,512	9,081
Total current assets	454,760	206,758
Available-for-sale investments - long-term	146,321	25,068
Property and equipment, net	57,051	44,643
Operating lease right-of-use assets	6,411	7,993
Other assets	2,031	325
Total assets	$666,574	$284,787

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,488	$1,590
Accrued expenses and other current liabilities	5,582	8,005
Current portion of deferred revenue	847	113
Current portion of operating lease liabilities	2,235	2,159
Total current liabilities	12,152	11,867
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	4,932	6,641
Derivative warrant liabilities	102,593	93,095
Earn-out liabilities	—	45,897
Total liabilities	120,375	158,198
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 331,282,895 shares issued and outstanding at December 31, 2025 and 283,546,871 shares issued and outstanding at December 31, 2024	33	29
Additional paid-in capital	1,316,126	681,202
Accumulated other comprehensive income	997	105
Accumulated deficit	(770,957)	(554,747)
Total stockholders’ equity	546,199	126,589
Total liabilities and stockholders’ equity	$666,574	$284,787

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Year Ended December 31,
	2025	2024
Revenue	$7,088	$10,790
Cost of revenue	5,024	5,093
Total gross profit	2,064	5,697
Operating expenses:
Research and development	61,345	49,750
Selling, general and administrative	25,379	24,457
Total operating expenses	86,724	74,207
Loss from operations	(84,660)	(68,510)
Other income (expense), net
Interest expense	—	(3,255)
Interest income	16,561	5,113
Change in fair value of derivative warrant liabilities	(150,629)	(90,168)
Change in fair value of earn-out liabilities	2,518	(43,742)
Loss on extinguishment of debt	—	(426)
Total other expense, net	(131,550)	(132,478)
Net loss before provision for income taxes	(216,210)	(200,988)
Provision for income taxes	—	—
Net loss	$(216,210)	$(200,988)
Net loss per share attributable to common stockholders – basic and diluted	$(0.70)	$(1.09)
Weighted average shares used to compute net loss per share attributable to common stockholders – basic and diluted	309,763	184,666

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(216,210)	$(200,988)
Other comprehensive income (loss):
Foreign currency translation adjustments	(31)	(205)
Unrealized gain on available-for-sale debt securities	923	66
Total other comprehensive income (loss) before income taxes	892	(139)
Income taxes	—	—
Total other comprehensive income (loss) after income taxes	892	(139)
Total comprehensive loss	$(215,318)	$(201,127)

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	147,066	14	463,089	244	(353,759)	109,588
Issuance of common stock upon exercise of stock options	995	1	551	—	—	552
Issuance of common stock upon exercise of common stock warrants	179	—	2	—	—	2
Issuance of common stock upon release of RSUs	6,441	—	—	—	—	—
Proceeds from sale of common stock pursuant to the Common Stock Purchase Agreement - B. Riley	10,057	1	12,837	—	—	12,838
Net proceeds from sale of common stock through At-The-Market ("ATM") Offering	68,809	8	97,492	—	—	97,500
Proceeds from sale of common stock through registered direct offering	50,000	5	95,995	—	—	96,000
Capitalization of deferred costs to equity upon share issuance	—	—	(1,833)	—	—	(1,833)
Stock-based compensation	—	—	13,069	—	—	13,069
Foreign currency translation loss	—	—	—	(205)	—	(205)
Change in unrealized gains on available-for-sale securities	—	—	—	66	—	66
Net loss	—	—	—	—	(200,988)	(200,988)
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	2,351	—	1,992	—	—	1,992
Issuance of common stock upon exercise of common stock warrants	4,830	1	191,120	—	—	191,121
Issuance of common stock upon release of RSUs	7,225	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Net proceeds from sale of common stock through ATM Offering	30,310	3	346,716	—	—	346,719
Vesting of Promote Sponsor Vesting Shares	—	—	32,946	—	—	32,946
Vesting of Sponsor Redemption-Based Vesting Shares	—	—	10,433	—	—	10,433
Capitalization of offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	17,605	—	—	17,605
Foreign currency translation loss	—	—	—	(31)	—	(31)
Change in unrealized gains on available-for-sale securities	—	—	—	923	—	923
Net loss	—	—	—	—	(216,210)	(216,210)
Balance, December 31, 2025	331,283	$33	$1,316,126	$997	$(770,957)	$546,199

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(216,210)	$(200,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,169	6,906
Stock-based compensation	17,605	13,069
Change in fair value of earn-out liabilities	(2,518)	43,742
Change in fair value of derivative warrant liabilities	150,629	90,168
Accretion of available-for-sale securities	(9,918)	(3,622)
Loss on extinguishment of debt	—	426
Amortization of debt issuance costs, commitment fees and accretion of final payment fees	—	844
Non-cash lease expense	1,582	1,909
Changes in operating assets and liabilities:
Accounts receivable	(124)	2,602
Prepaid expenses, other current assets and other assets	(4,440)	(2,434)
Deferred revenue	734	468
Accounts payable	111	(1,036)
Accrued expenses and operating lease liabilities	(4,163)	(2,681)
Net cash used in operating activities	(58,543)	(50,627)
Cash flows from investing activities:
Purchases of property and equipment	(18,676)	(11,098)
Purchases of available-for-sale securities	(635,652)	(224,764)
Maturities of available-for-sale securities	251,000	157,500
Net cash used in investing activities	(403,328)	(78,362)
Cash flows from financing activities:
Payments of principal of notes payable	—	(23,328)
Proceeds from sale of common stock through Common Stock Purchase Agreement	—	12,838
Proceeds from sale of common stock through ATM Offerings	346,719	97,500
Proceeds from sale of common stock through registered direct offering	—	96,000
Proceeds from sale of common stock from Quanta private placement transaction	35,000	—
Payments of offering costs	(888)	(1,833)
Net proceeds (payments) from tax withholdings on sell-to-cover equity award transactions	6,272	(6,272)
Proceeds from issuance of common stock upon exercise of stock options	1,992	552
Proceeds from issuance of common stock upon exercise of warrants	49,991	2
Net cash provided by financing activities	439,086	175,459
Effects of exchange rate changes on cash and cash equivalents	(38)	(188)
Net decrease in cash and cash equivalents	(22,823)	46,282
Cash and cash equivalents – beginning of period	67,674	21,392
Cash and cash equivalents – end of period	$44,851	$67,674
Supplemental disclosures of other cash flow information:
Cash paid for interest	$—	$2,350
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	2,254	466
Purchases of property and equipment recorded in accrued expenses	259	150
Non-cash addition to operating lease right-of-use asset and liability	—	2,268
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Sponsor Vesting Shares	43,379	—
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	141,130	—
Unrealized gain on short term investments	923	66

See accompanying notes to consolidated financial statements.

RIGETTI COMPUTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

Rigetti Computing, Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”), builds quantum computers and the superconducting quantum processors that power them. The Company sells 9-qubit to 108-qubit quantum computing systems under the Novera™ and Cepheus™ trade names. Through the Rigetti Quantum Cloud Services (QCS®) platform, the Company’s machines can be integrated into any public, private or hybrid cloud.

The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California; London, United Kingdom; Adelaide, Australia; British Columbia, Canada and Mumbai, India. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.

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

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Rigetti issuing stock for the net assets of SNII, accompanied by a recapitalization. The primary asset acquired from SNII was cash that was assumed at historical costs. Separately, the Company also assumed warrants that were deemed to be derivatives and meet liability classification subject to fair value adjustment measurements upon closing of the Business Combination. No goodwill or other intangible assets were recorded because of the Business Combination. While SNII was the legal acquirer in the Business Combination because Legacy Rigetti was deemed the accounting acquirer, the historical financial statements of Legacy Rigetti became the historical financial statements of the combined company, upon the consummation of the Business Combination.

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

Based on the Company’s forecasts, the Company believes that its existing cash and cash equivalents and available for sale investments will be sufficient to meet its anticipated operating cash needs for at least the next twelve months from the issuance date of these financial statements based on the Company’s current business plan and expectations and assumptions considering current macroeconomic conditions.

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

Segments

Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level to manage the Company’s operations and strategic growth initiatives. Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the consolidated statements of operations.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the US dollar. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies (UK pounds sterling, Australian dollar, Canadian dollar and Indian Rupee), which are the monetary unit of account of the principal economic environment in which the Company’s foreign subsidiaries operate. Assets and liabilities of the foreign subsidiaries are translated into US dollars at exchange rates in effect at each period end. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts and U.S. treasury securities. Cash and cash equivalent balances, at times, may exceed federally insured limits. Cash equivalents are stated at fair value.

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

Unrealized gains and losses on available for sale investments are included as a separate component of accumulated other comprehensive income (loss), until realized. The Company evaluates its investments to assess whether those in an unrealized loss position are other than temporarily impaired. Impairments are considered other than temporary if they are related to a deterioration in credit risk or if it is likely the Company will sell the securities before recovery of the amortized cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations. See Note 4 for further information regarding fair value. For purposes of identifying and measuring impairment, the policy election was made to exclude the applicable accrued interest pertaining to available-for-sale securities from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any) of $3.1 million and $0.3 million, is recorded in other current assets in the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively

Interest income and dividends are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using the effective interest method.

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

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses. As of both December 31, 2025 and December 31, 2024, the Company does not have any allowances for credit losses.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepaid software, prepaid insurance, other prepaid expenses and other current assets, all of which are expected to be recognized or realized within the next twelve months.

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

During each of the years ended December 31, 2025 and December 31, 2024, the Company determined there were triggering events related to expected near term losses and an undiscounted cash flow analysis was performed. Based on the results of this analysis, the Company’s long-lived assets were not impaired and no impairment charges were recorded.

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

The Company accounts for lease and non-lease components as a single lease component for office leases. Lease and non-lease components for all other leases are generally accounted for separately. Additionally, the Company does not record leases on the balance sheet that, at the lease commencement date, have a lease term of twelve months or less. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, less current portion in the accompanying consolidated balance sheets.

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

The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company records the Private Warrants as liabilities in the consolidated balance sheet at fair value, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date. The fair value of the Private Warrants are measured using the Black-Scholes option-pricing model.

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

See Notes 4 and 8 for further information regarding the fair value of the Public and Private Warrants.

Earn-Out Liabilities

The Sponsor subjected the Sponsor Vesting Shares to vesting conditions and forfeiture, with vesting only occurring if thresholds related to the weighted average price of the Company’s Common Stock were met for various specified consecutive day trading periods during the five-year period following the closing of the Business Combination as described in Note 9 (the “Earn-Out Triggering Events”). Any Sponsor Vesting Shares unvested after the fifth anniversary of the closing of the Business Combination were to be forfeited.

The Sponsor Vesting Shares were accounted for as liability classified instruments because the Earn-Out Triggering Events that determined the number of Sponsor Vesting Shares to be earned back by the Sponsor included outcomes that were not solely indexed to the Common Stock of the Company. The aggregate fair value of the Sponsor Vesting Shares on the Closing Date were estimated using a Monte Carlo simulation model. The earn-out liabilities were adjusted to fair value each reporting period using the Monte Carlo simulation model until such time as the Earn-Out Triggering Events were achieved and the Sponsor Vesting Shares became vested.

As of December 31, 2025, all of the Sponsor Vesting Shares were vested and the earn-out liabilities balance was zero. See Note 9 for further information regarding the earn-out liabilities.

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

The Company generates revenue from sales of QPUs, quantum computing systems, custom computing components, QCaaS, development contracts and other services.

Revenue related to the sale of QPUs, quantum computing systems, including Novera™ and Cepheus™, and custom quantum computing components is recognized at a point in time when obligations under the terms of the contract are satisfied and control is transferred to the customer, generally upon shipment for sales of QPUs and quantum computing systems, and upon customer acceptance for sales of custom quantum computing components.

Access to Rigetti quantum computing systems can be purchased as a quantum computing subscription, or on a usage basis for a specified quantity of hours. Revenue related to subscription-based access to QCaaS is recognized over time as access to the systems is provided on a ratable basis over the subscription term. This time-based input measure of progress provides a faithful depiction of the transfer of the services because the benefits the customer obtains generally equals the benefit from its access to the systems throughout the subscription term. Revenue related to usage-based access to Rigetti quantum computing systems is recognized over time as the systems are accessed using an output method based on compute credit hours expended. The Company believes this output method provides a faithful depiction of the transfer of the services because the customer has purchased a specified quantity of hours of usage that diminishes each time an hour is expended and therefore each hour of access to the systems is considered a discrete delivery of underlying services in these arrangements. Development contracts are generally multi-year, non-recurring arrangements in which the Company provides professional services regarding practical applications of quantum computing to technology and business problems within the customer’s industry or organization and assists the customer in developing quantum algorithms and applications that will provide commercial value to the customer in areas of business interest. Development contracts are generally invoiced on a time and materials or cost-share basis or as fixed fee arrangements invoiced on a milestone basis.

Revenue related to development contracts and other services is recognized over time based on hours or costs incurred The Company believes these input measures of progress provide a faithful depiction of the transfer of the services because it closely depicts the Company’s efforts or inputs to the satisfaction of the performance obligation.

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

Payment terms on invoiced amounts are typically net 30 days. The Company does not offer rights of return for its products and services in the normal course of business, and contracts generally do not include significant service-type warranties that provide any incremental service to the customer beyond providing assurance that the goods and services conform to applicable specifications or customer-specific or subjective acceptance provisions. The Company also excludes from revenue government-assessed and imposed taxes on revenue-generating activities that are invoiced to customers.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025 and December 31, 2024 the Company has recorded a full valuation allowance against its deferred tax assets. The Company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense.

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

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03- Fair Value Measurement (Topic 820): “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB issued this update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.  ASU 2022-03 was effective for the Company for annual periods beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company determined that the adoption of this standard did not have an impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes – Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 was effective for the Company for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application was also permitted. The Company adopted this standard on a prospective basis. As a result, the adoption of this standard did not have a material impact on the consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05 “Financial Statements – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides practical expedients for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 is effective for the Company for the interim and annual periods beginning after December 31, 2025. Early adoption is permitted using either a full retrospective or modified retrospective transition method. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities,” to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in the International Financial Reporting Standards, specifically International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance,” makes certain targeted improvements and modifies certain of the existing disclosure requirements in ASU 832, “Government Assistance”. ASU 2025-10 is effective for public business entities in annual periods beginning after December 31, 2028 (including interim periods within) and one year later for all other entities with early adoption in any period for which financial statements have not been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

(3) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in other comprehensive income (loss) and the fair value of the fixed income securities as of December 31, 2025 and December 31, 2024, respectively, are presented in the tables below (in thousands):

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$38,721	$—	$—	$38,721
Cash equivalents	$38,721	$—	$—	$38,721
Available-for-sale investments-short-term:
U.S. treasury securities	$397,908	$752	$—	$398,660
Available-for-sale investments – short-term	$397,908	$752	$—	$398,660
Available-for-sale investments-long-term:
U.S. treasury securities	$146,073	$248	$—	$146,321
Available-for-sale investments – long-term	$146,073	$248	$—	$146,321

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$29,806	$—	$—	$29,806
U.S. treasury security	24,835	—	—	24,835
Cash equivalents	$54,641	$—	$—	$54,641
Available-for-sale investments-short-term:
U.S. treasury securities	$124,352	$69	$(1)	$124,420
Available-for-sale investments – short-term	$124,352	$69	$(1)	$124,420
Available-for-sale investments-long-term:
U.S. treasury security	$25,059	$9	$—	$25,068
Available-for-sale investments – long-term	$25,059	$9	$—	$25,068

The Company invests in highly rated investment grade debt securities. As of December 31, 2025, all of the Company’s available-for-sale securities have final maturities of one year or less, except for four U.S. treasury securities classified as long-term with final maturities extending through May 15, 2027. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors.

None of the Company’s available-for-sale securities were in an unrealized loss position as of December 31, 2025. With respect to its available-for-sale securities in an unrealized loss position as of December 31, 2024, the Company determined that it would not need to sell any of them prior to recovery of the amortized cost basis. The Company also determined that the unrealized losses for its available-for-sale securities as of December 31, 2024 were primarily attributable to changes in interest rates and non-credit-related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of December 31, 2024. No available-for-sale securities were sold during the years ended December 31, 2025 or December 31, 2024.

See Note 4 for additional information regarding the fair value of the Company’s investments.

(4) Fair Value Measurements

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities that are measured as of December 31, 2025 and December 31, 2024, respectively (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$38,721	$—	$—
Short-term investments:
U.S. treasury securities	—	398,660	—
Long-term investments:
U.S. treasury securities	—	146,321	—
Total Assets	$38,721	$544,981	$—
Liabilities:
Derivative warrant liability – Public Warrants	$85,842	$—	$—
Derivative warrant liability – Private Warrants	—	—	16,751
Total Liabilities	$85,842	$—	$16,751

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$29,806	$—	$—
U.S. treasury security	—	24,835	—
Short-term investments:
U.S. treasury securities	—	124,420	—
Long-term investments:
U.S. treasury security	—	25,068	—
Total Assets	$29,806	$174,323	$—
Liabilities:
Derivative warrant liability – Public Warrants	$70,265	$—	$—
Derivative warrant liability – Private Warrants	—	—	22,830
Earn-out liabilities	—	—	45,897
Total Liabilities	$70,265	$—	$68,727

As of December 31, 2025 and December 31, 2024, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money Market Funds, 3) U.S. treasury securities and 4) Earn-out liabilities.

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

As of December 31, 2025 and December 31, 2024, the Company used the historical volatility of its Common Stock for the applicable valuation models because the implied volatility of the Public Warrants was no longer meaningful due to the rapid increase in the price of the Public Warrants during the fourth quarter of 2024. There were no other changes in fair value measurement techniques during the years ended December 31, 2025 or December 31, 2024.

During the year ended December 31, 2025, the vesting conditions for the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares (collectively the “Sponsor Vesting Shares” as defined in Note 9 below) were satisfied, and the underlying earn-out liabilities (Refer to Note 9 for Earn-out liabilities) were adjusted to fair value using the closing market price of the Company’s Common Stock on their respective vesting dates.

The earn-out liability for the Sponsor Redemption-Based Vesting Shares as of their August 14, 2025 vesting date was $10.4 million. The earn-out liability for the Promote Sponsor Vesting Shares as of their February 6, 2025 vesting date was $32.9 million. The earn-out liabilities for the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates. As of December 31, 2025, all of the Sponsor Vesting Shares were vested and the earn-out liabilities balance was zero.

During the years ended December 31, 2025 and December 31, 2024, the number of Private Warrants (a Level 3 measurement) converted to Public Warrants (a Level 1 measurement) were 991,428 and 1,280,732, respectively. As of the date of conversion, the favorable impact of the transfer of the Private Warrants to Public Warrants on the Company’s net loss for the years ended December 31, 2025 and December 31, 2024, was $5.8 million and $2.4 million, respectively.

There were no transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and December 31, 2024, other than conversion of Private Warrants to Public Warrants and the vesting of the Sponsor Vesting Shares as described above.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the years ended December 31, 2025, and December 31, 2024, respectively, is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2024	$22,830	$45,897
Change in fair value during the year	8,208	(2,518)
Vesting of Sponsor Vesting Shares	—	(43,379)
Transfer from Private Warrants to Public Warrants	(14,287)	—
Balance – December 31, 2025	$16,751	$—

Balance – December 31, 2023	$1,604	$2,155
Change in fair value during the year	26,828	43,742
Transfer from Private Warrants to Public Warrants	(5,602)	—
Balance – December 31, 2024	$22,830	$45,897

(5) Property and Equipment, Net

Property and equipment as of December 31, 2025 and December 31, 2024 are composed of the following (in thousands):

	December 31,	December 31,
	2025	2024
Quantum computing fridges	$58,963	$42,854
Process equipment	28,404	27,233
Leasehold improvements	10,048	8,868
IT Hardware	4,242	3,558
Construction in progress	2,578	1,339
Furniture and other assets	1,224	1,100
Total property and equipment	105,459	84,952
Less: Accumulated depreciation and amortization	(48,408)	(40,309)
Property and equipment - net	$57,051	$44,643

As of December 31, 2025 and December 31, 2024, 98.33% and 98.79%, respectively, of the total gross property and equipment was located in the United States, and 1.67% and 1.21%, respectively, of the total gross property and equipment was located in the United Kingdom. Total depreciation and amortization expense for the years ended December 31, 2025, and December 31, 2024 was $8.1 million and $6.9 million, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Utilities	$2,458	$2,789
Payroll and other payroll costs	1,451	3,599
Professional and subscription fees	473	430
Subcontractor cost	394	173
Property and other taxes	256	391
Property and equipment	259	150
Others	291	473
	$5,582	$8,005

(7)  Financing Arrangements

Loan and Security Agreement

On June 21, 2024, (the “Amendment Date”), the Company entered into the Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”), by and between Trinity Capital Inc., as lender, and Rigetti & Co, LLC and Rigetti Intermediate LLC, as borrowers, which amended and restated in its entirety the Company’s existing loan and security agreement, dated as of March 10, 2021 (as amended from time to time, the “Existing Loan Agreement”). The outstanding principal balance of the terms loans as of the Amendment Date was $16.2 million, and the economic terms and cash flows of the outstanding term loans remained unchanged under the Amended Loan Agreement. Each term loan was to be amortized in equal monthly installments through 48 months following the disbursement date of each term loan, with interest at a rate equal to the greater of 11% or the US Prime Rate plus 7.50% per annum, payable monthly.

The Company had the right to prepay the outstanding term loans, in whole or in part, subject to a prepayment premium that remained unchanged from the Existing Loan Agreement. In addition, the Company was required to pay on the respective maturity dates, or the date of an earlier prepayment, a final payment fee equal to 2.75% of the aggregate original principal amount of the term loans, which remained consistent with the Existing Loan Agreement. The final payment fees were being accreted and amortized into interest expense using the effective interest rate method over the terms of the loans.

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

During the year ended December 31, 2024, the Company recorded interest expense of $3.3 million, which includes accretion of final payment fees, amortization of the underlying commitment fee and amortization of debt issuance costs totaling $0.8 million. The effective interest rate for all tranches of the debt was approximately 23.1% as of December 31, 2024.

(8) Warrants

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

As of December 31, 2025 and December 31, 2024, Public Warrants issued and outstanding were 7,727,912 and 11,082,870, respectively (Refer to Note 4 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the consolidated statement of operations at each reporting date.

During the year ended December 31, 2025, a total of 4,346,386 Public Warrants were exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share. The proceeds from the warrant exercises totaled $50.0 million, and the underlying derivative liabilities for the Public Warrants on their respective exercise dates totaled $141.1 million. The proceeds from the warrant exercises and the underlying derivative liabilities for the Public Warrants on their exercise dates were recorded to par value of Common Stock and additional paid-in capital. No Public Warrants were exercised during the year ended December 31, 2024.

The calculated fair value of the derivative liability for the Public Warrants as of December 31, 2025 and December 31, 2024, was $85.8 million and $70.3 million, respectively. The change in the fair value of the Public Warrants included in the consolidated statement of operations during the years ended December 31, 2025 and December 31, 2024 was a loss of $142.4 million and a loss of $63.3 million, respectively.

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

During the years ended December 31, 2025 and December 31, 2024, the number of Private Warrants that converted to Public Warrants as a result of transfer from the initial purchaser (or such purchaser’s permitted transferees) to other holders were 991,428 and 1,280,732, respectively.

As of December 31, 2025, and December 31, 2024, Private Warrants issued and outstanding were 1,000,674 and 1,992,102, respectively (Refer to Note 4 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of December 31, 2025 and December 31, 2024 was $16.8 million and $22.8 million, respectively. The change in the fair value of the Private Warrants included in the consolidated statements of operations during the years ended December 31, 2025 and December 31, 2024 was a loss of $8.2 million and a loss of $26.8 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at December 31, 2025 and December 31, 2024 are as follows:

Valuation Assumptions	December 31, 2025	December 31, 2024
Stock Price	$22.15	$15.26
Strike Price	$11.50	$11.50
Volatility (annual) (%)	170.00%	140.00%
Risk-free rate (%)	3.45%	4.21%
Estimated time to expiration (years)	1.17	2.17
Dividend yield (%)	—	—

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

As of December 31, 2025 and December 31, 2024, Series C Warrants issued and outstanding were 315,518 and 793,800 respectively.

Customer Warrant

In February 2020, the Company issued a warrant to purchase shares of its Class A Common Stock to a customer in conjunction with a revenue arrangement (the “Customer Warrant”). The Customer Warrant was assumed by the Company in connection with the Business Combination and converted into a warrant to purchase 2,680,607 shares of its Common Stock. The Customer Warrant has an exercise price of $1.152 per share and has a 10-year term to expiration. The Customer Warrant vests upon the achievement of certain performance conditions (i.e., sales milestones) defined in the agreement, and upon a change of control, either 50% or 100% of the then unvested Customer Warrant will become fully vested, dependent on the acquiring party in the change of control transaction. The Customer Warrant can be exercised for cash or on a cashless basis.

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both December 31, 2025 and December 31, 2024, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	December 31, 2025	December 31, 2024
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(9) Earn-out Liabilities

Upon the closing of the Business Combination on March 2, 2022, SNII, Supernova Partners II LLC (the “Sponsor”) and SNII’s directors and officers (collectively the “Sponsor Holders”) subjected certain shares of Common Stock (the “Sponsor Vesting Shares”) to forfeiture for a five-year period following the closing of the Business Combination, with vesting occurring only if thresholds related to the weighted average price of the Company’s Common Stock were met as described below (the “Earn-out Triggering Events”). Any Sponsor Vesting Shares that were not vested by the fifth anniversary of the closing of the Business Combination were to be forfeited.

Sponsor Vesting Shares – Vesting Provisions:

(i)	2,479,000 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the closing of the Business Combination and will only vest if, during the five year period following the closing of the Business Combination, the volume weighted average price of the Company’s Common Stock equals or exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Promote Sponsor Vesting Shares”), and
(ii)	580,273 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the closing of the Business Combination and will only vest if, during the five year period following the closing of the Business Combination, the volume weighted average price of the Company’s Common Stock equals or exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Sponsor Redemption-Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”).

During the year ended December 31, 2025, the Earn-out Triggering Events for each of the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were satisfied, and the underlying earn-out liabilities were adjusted to fair value using the closing market price of the Company’s Common Stock on their respective vesting dates. The earn-out liability for the Sponsor Redemption-Based Vesting Shares as of their August 14, 2025 vesting date was $10.4 million. The earn-out liability for the Promote Sponsor Vesting Shares as of their February 6, 2025 vesting date was $32.9 million. The earn-out liabilities for the Sponsor Redemption-Based Vesting Shares and the Promote Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates. As of December 31, 2025, all of the Sponsor Vesting Shares were vested and the earn-out liabilities balance was zero.

Prior to vesting, the Earn-out liabilities were adjusted to fair value each reporting period using the Monte Carlo simulation model. The change in the fair value of the Earn-out liabilities included in the consolidated statements of operations during the years ended December 31, 2025 and December 31, 2024 was a gain of $2.5 million and a loss of $43.7 million, respectively.

The calculated fair value of the Earn-out liabilities with respect to the Sponsor Vesting Shares as of December 31, 2024 was $45.9 million. Significant inputs into the Monte Carlo simulation model as of December 31, 2024 were as follows:

Valuation Assumptions	December 31, 2024
Stock price	$15.26
Simulated trading days	542
Annual volatility (%)	140.00%
Risk-free rate (%)	4.21%
Estimated time to expiration (in years)	2.17

(10) Leases

The Company leases facilities for its fab-1, lab and office space, and equipment under various lease agreements with terms extending through 2029. Under the terms of the facility leases the Company bears the costs for certain insurance, property taxes and maintenance, and the lease agreements provide for increasing rental payments at fixed intervals.

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

During the year ended December 31, 2024, the Company remeasured the lease liability for its Berkeley headquarters facility over the remaining lease term of 4.1 years using an incremental borrowing rate of 6.32%. The effect of the lease amendment increased the Company’s operating lease right-of-use assets and operating lease liabilities by $2.3 million.

Components of lease costs are as follows (in thousands)

	Year Ended December 31,
	2025	2024
Operating lease cost	$2,183	$2,188
Variable lease cost	179	124
Short-term lease cost	815	872
Total lease cost	$3,177	$3,184

Total cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million for each of the years ended December 31, 2025 and December 31, 2024. During the year ended December 31, 2025, there were no new operating leases with a lease term greater than 12 months. During the year ended December 31, 2024, there were no new operating leases with a lease term greater than 12 months except for the lease amendment for the Berkeley headquarters facility mentioned above.

As of December 31, 2025 and December 31, 2024 the weighted-average remaining lease term is approximately 3.46 years and 4.44 years, respectively, and the weighted-average discount rate is 7.68% and 7.65%, respectively.

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

Maturities of operating lease liabilities are as follows (in thousands):

Years Ending December 31,
2026	$2,313
2027	2,380
2028	2,293
2029	1,175
Total operating lease payments	$8,161
Less: Imputed interest	(994)
Present value of operating lease liabilities	$7,167
Operating lease liabilities, current	$2,235
Operating lease liabilities, noncurrent	4,932
$7,167

(11)  Stockholders’ Equity

Common Stock

As discussed in Note 2, on March 2, 2022, the Company consummated a Business Combination which has been accounted for as a reverse recapitalization. Pursuant to the certificate of incorporation as amended on March 2, 2022, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held. The Preferred Stock is non-voting. No shares of Preferred Stock were issued and outstanding as of December 31, 2025 or December 31, 2024.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and after payment to the holders of shares of Preferred Stock of their liquidation preferences, the holders of the Common Stock are entitled to the entire remaining assets of the Company on a pro rata basis.

As of December 31, 2025, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	11,724,711
Stock-Based Awards—RSUs Outstanding	7,333,182
Stock-Based Awards—Options Outstanding	5,780,464
Total	24,838,357

At-the-Market Offering Agreement

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

During the year ended December 31, 2025, the Company raised gross proceeds of $350 million from the sale of 30,309,780 shares of its Common Stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share, which represented the full amount of shares available for sale under the Sales Agreement. The net proceeds from the Sales Agreement during the year ended December 31, 2025 were $346.7 million, after deducting Agent commissions totaling $3.3 million. As of December 31, 2025, there were no remaining shares available for sale pursuant to the Sales Agreement.

March 2024 Sales Agreement with B. Riley Securities, Inc. and Needham & Company, LLC

On March 15, 2024, the Company entered into the Prior ATM Agreement with B. Riley Securities, Inc. and Needham & Company, LLC pursuant to which the Company sold, from time to time at its sole discretion, shares of its Common Stock having an aggregate offering price of $100 million.

During the year ended December 31, 2024, the Company raised gross proceeds of $100 million from the sale of 68,809,485 shares of its Common Stock pursuant to the Prior ATM Agreement at a weighted average price of $1.45 per share. The net offering proceeds from the Prior ATM Agreement during the year ended December 31, 2024 were $97.5 million, after deducting sales agent commissions of $2.5 million. As of December 31, 2025, there were no remaining shares available for sale under the Prior ATM Agreement.

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

Common Stock Purchase Agreement

The Company entered into the Purchase Agreement with B. Riley on August 11, 2022 pursuant to which the Company was able to issue and sell to B. Riley the lesser of i) $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s Common Stock or ii) an amount not to exceed 23,648,889 shares of Common Stock (such number of shares equal to approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the execution of the agreement and inclusive of 171,008 shares of Common Stock issued to B. Riley on August 11, 2022 as consideration for entering into the Purchase Agreement).

In consideration of the parties entering into the foregoing agreement, the parties also entered into a Registration Rights Agreement on August 11, 2022, pursuant to which the Company provides B. Riley with registration rights with respect to such Common Stock and pursuant to which the Company filed a registration statement covering the resale of such Common Stock.

During the year ended December 31, 2024, the Company received proceeds of $12.8 million from the issuance and sale of 10,056,799 shares of Common Stock to B. Riley under the Purchase Agreement. During the year ended December 31, 2023, the Company received proceeds of $20.5 million, from the issuance and sale of 13,421,082 shares of Common Stock to B. Riley under the Purchase Agreement. As of December 31, 2025, there were no remaining shares available for sale under the Purchase Agreement; as a result, the Purchase Agreement has terminated.

(12) Stock-Based Compensation

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

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of December 31, 2025, there were 30,119,436 shares of Common Stock reserved for issuance under the 2022 Plan, of which 18,037,435 shares remain available for future issuance.

The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Common Stock of all classes outstanding on a fully diluted basis on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2026, the number of shares of Common Stock reserved for issuance under the 2022 Plan was increased by 17,806,062 shares.

Stock Option Activity

The following is a summary of stock option activity (intrinsic values in thousands):

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2024	8,131,235	$1.01	8.04	$115,878
Granted	—	—
Exercised	(2,350,771)	0.85		34,746
Forfeited and expired	—	—
Outstanding and expected to vest, December 31, 2025	5,780,464	$1.07	7.29	$121,825
Exercisable, December 31, 2025	3,712,543	$0.91	6.75	$78,849

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

There were no stock options granted during the year ended December 31, 2025. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2024, was $1.27. The intrinsic value of a stock option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the years ended December 31, 2025 and December 31, 2024, was $34.7 million and $4.5 million, respectively. The Company received proceeds from stock option exercises during the years ended December 31, 2025 and December 31, 2024 of $2.0 million and $0.6 million, respectively.

Stock-based compensation expense related to stock options was $1.9 million for each of the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025, the unrecognized compensation expense related to unvested stock options was $2.3 million, which is expected to be recognized over a weighted-average period of 1.64 years.

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

The assumed dividend yield was based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate was based upon the U.S. Treasury yield curve in effect at the time of grant for the period equivalent to the expected term of the stock option. In determining the exercise prices for stock options granted, the Company’s board of directors has utilized the fair value of the Common Stock as of the grant date.

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

The range of valuation assumptions used as inputs to the Black-Scholes option-pricing model to value service-based stock options granted during the year ended December 31, 2024 were as follows:

Valuation Assumptions	December 31, 2024
Strike price	$0.98 - $2.03
Annual volatility (%)	112% - 130%
Risk- free rate (%)	4.18%-4.45%
Expected term (years)	5.50 - 6.02

Restricted Stock Unit activity

The following is a summary of restricted stock unit (“RSU”) activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2024	11,177,661	$1.53
Granted	3,722,285	14.02
Vested	(7,224,826)	2.20
Forfeited	(341,938)	2.78
Non-vested at December 31, 2025	7,333,182	$7.15

As of December 31, 2025, all of the Company’s non-vested RSUs have a service-based vesting condition ranging from 1-4 years. During the year ended December 31, 2023, the Company granted 3,850,000 RSUs with a market-based vesting condition tied to the Company’s stock price. Based upon the terms of such awards, 50% of the shares became vested when the Company’s Common Stock traded at or above $2.00 per share and the other 50% of the shares became vested when the Company’s Common Stock traded at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The $2.00 per share vesting condition was satisfied in December 2024, and the $4.00 per share vesting condition was satisfied in January 2025.

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

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025 and December 31, 2024, was $14.02 and $1.07 per share, respectively. The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of December 31, 2025 and December 31, 2024, was $162.4 million and $170.6 million, respectively.

The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the years ended December 31, 2025, and December 31, 2024, was $80.5 million and $28.4 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the years ended December 31, 2025 and December 31, 2024 was 3,722,285 and 7,380,872, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs was $15.7 million and $11.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the unrecognized compensation expense related to unvested RSUs was $49.8 million which is expected to be recognized over a weighted-average period of 2.45 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$12,776	$9,039
Selling, general and administrative expenses	4,829	4,030
Total stock-based compensation expenses	$17,605	$13,069

(13)  Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to Common Stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(216,210)	$(200,988)
Denominator:
Weighted-average shares outstanding - basic and diluted	309,763	184,666
Net loss per share - basic and diluted	$(0.70)	$(1.09)

The vesting condition for all 2,479,000 Promote Sponsor Vesting Shares was satisfied on February 6, 2025, and the vesting condition for all 580,273 Sponsor Redemption-Based Vesting Shares was satisfied on August 14, 2025. For the year ended December 31, 2025, the Promote Sponsor Vesting Shares and the Sponsor Redemption-Based Vesting Shares have been included in the computations of basic and diluted net loss per share from their respective vesting dates. The Promote Sponsor Vesting Shares and the Sponsor Redemption-Based Vesting Shares were not included in the computations of basic and diluted net loss per share for the year ended December 31, 2024, because the vesting conditions related to these shares had not been met.

The weighted-average common shares outstanding for the years ended December 31, 2025 and December 31, 2024 include 682,939 and 963,297 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively. The Company’s potential dilutive securities, which include stock options, restricted stock units and warrants have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Common Stock warrants (1)	10,068,883	14,450,417
Stock Options	5,780,464	8,131,235
Restricted Stock Units	7,333,182	11,177,661
	23,182,529	33,759,313
(1)	The number of outstanding warrants does not include unvested customer warrants for 1,340,310 shares as of each of December 31, 2025 and December 31, 2024.

(14) Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Collaborative research and professional services	$6,676	$8,044
Collaborative research materials and sales of quantum computers	—	2,390
Access to quantum computing systems	412	356
	$7,088	$10,790

	Year Ended December 31,
	2025	2024
Revenue recognized at a point in time	$—	$1,579
Revenue recognized over time	7,088	9,211
	$7,088	$10,790

Selected consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of December 31, 2025, December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Trade receivables	$1,204	$1,498	$2,650
Unbilled receivables	$1,347	$929	$2,379
Current portion of deferred revenue	$(847)	$(113)	$(343)
Deferred revenue, less current portion	$(698)	$(698)	$—

Changes in deferred revenue from contracts with customers were as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$(811)	$(343)
Deferral of revenue	(963)	(698)
Recognition of deferred revenue	229	230
Total deferred revenue at end of period	$(1,545)	$(811)
Current portion of deferred revenue	$(847)	$(113)
Deferred revenue, less current portion	$(698)	$(698)

Amounts recognized as revenue from beginning contract liabilities during the years ended December 31, 2025 and December 31, 2024 totaled $0.1 million and $0.2 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.8 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for remaining performance obligations totaling $0.8 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company did not have any capitalized contract fulfillment costs as of December 31, 2025 or December 31, 2024.

(15)  Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net loss, our CODM reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, significant segment expenses and net loss (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$7,088	$10,790
Less:
Salaries and employee related costs	32,717	28,838
Stock-based compensation	17,605	13,069
Rent and facilities	7,942	9,134
Professional services and legal fees	9,013	6,414
Technology & IT costs	5,235	4,571
Direct and indirect materials	3,533	2,500
Depreciation and amortization expense	8,173	6,906
Interest expense	—	3,255
Other segment items(1)	139,080	137,091
Segment and net loss	$(216,210)	$(200,988)
(1)	Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the consolidated statements of operations.

The following table presents a summary of revenue by geography (in thousands):

	Year Ended December 31,
	2025	2024
United States	$3,732	$6,326
Europe	3,167	3,725
Asia and others	189	739
Total revenue	$7,088	$10,790

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

Significant customers that represent 10% or more of revenue are set forth in the following tables:

	Year Ended December 31,
	2025	2024
Customer A	*	15%
Customer B	17%	11%
Customer C	18%	*
Customer D	42%	27%
Customer E	*	16%

* Customer accounted for less than 10% of revenue in the respective periods.

During the years ended December 31, 2025 and December 31, 2024, sales to government entities comprised 90.2% and 89.4% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following tables:

	December 31, 2025	December 31, 2024
Customer A	20%	15%
Customer B	*	23%
Customer C	*	26%
Customer D	*	31%
Customer E	50%	*
Customer F	24%	*

* Customer accounted for less than 10% of accounts receivable at the respective point in time.

(16) Income Taxes

Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(213,875)	$(198,588)
Foreign	(2,335)	(2,400)
	$(216,210)	$(200,988)

The Company did not pay any income taxes for the years ended December 31, 2025 or December 31, 2024. All components of the Company’s current and deferred income tax provisions for the years ended December 31, 2025 and December 31, 2024 were zero. The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses which have not been benefited, write-off of federal and state net operating loss carryforwards and research and development tax credit carryforwards under Internal Revenue Code (IRC) section 382 limitation, stock-based compensation and other permanent differences.

On July 4, 2025, new federal tax and budget legislation, known as the “One Big Beautiful Bill Act” (“OBBA”) was signed into law. The Company evaluated the impact of the OBBA and determined that its provisions did not have a material impact on the consolidated financial statements.

Upon adoption of ASU 2023-09, Improvement to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the year ended December 31, 2025, was as follows (in thousands, except for percentages):

Component	Amount	Rate Impact
Income taxes at the U.S. federal statutory tax rate	$(45,404)	21%
State and local income taxes, net of federal income tax benefit	—	—%
Foreign tax effects, foreign tax impacts	490	—%
Changes in valuation allowances	30,620	(14)%
Nontaxable or nondeductible items
Stock-based compensation	(23,774)	11%
Executive compensation - IRC 162M	6,847	(3)%
Fair market value adjustments	31,103	(15)%
Other	118	—%
Total	$—	—%

Significant components of the differences between the statutory tax rate and the Company’s effective tax rate for the year ended December 2024 are as follows:

Component	Rate Impact
Total pre-tax book income	21%
State and local income taxes	1%
Executive compensation - IRC 162M	(1)%
Net operating loss limitation ownership change	—%
Stock-based compensation	2%
Fair market value adjustments	(14)%
Change in valuation allowance	(9)%
Total	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets and liabilities as of December 31, 2025 and December 31, 2024, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$111,060	$71,054
Accruals and reserves	181	41
Stock-based compensation	550	601
Research and development credits	11	11
Intangible assets	18,356	25,007
Operating lease liability	1,659	2,147
Other	9	—
Gross deferred assets	131,826	98,861
Deferred tax liabilities:
ROU asset	(1,484)	(1,950)
Depreciation and amortization	(4,189)	(3,915)
Total deferred tax liabilities	(5,673)	(5,865)
Total net deferred tax assets	126,153	92,996
Valuation allowance	(126,153)	(92,996)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. The net change in total valuation allowance increased by approximately $33.2 million and $17.9 million for the years ended December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of $455.3 million, of which $453.9 million does not expire; federal research and development tax credits of $14.1 million, which will start to expire in 2044; net operating loss carryforwards for state income tax purposes of $193.3 million, which will start to expire in 2038; and state research and development tax credits of $12.6 million, which do not expire.

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

During the year ended December 31, 2024, the Company assessed whether an ownership change, as defined by Section 382, occurred during the period from January 1, 2023 through December 31, 2024. Based upon the assessment conducted in 2024, the Company concluded that an ownership change occurred in November of 2024; however, based on the annual limitation from the November 2024 ownership change, none of the net operating losses or research and development tax credits are expected to expire prior to their potential use, as such there was no reduction to the gross deferred tax assets during the year ended December 31, 2024. The Company also assessed whether an ownership change occurred during the year ended December 31, 2025. Based on the results of this assessment, the Company determined that an ownership change as defined by Section 382 did not occur during the year ended December 31, 2025.

The Company files U.S. and various state income tax returns as well as foreign income tax returns in Australia, Canada and the United Kingdom with varying statutes of limitations. All tax years from inception in 2013 remain open to examination due to the carryover of unused net operating losses and tax credits. The Company had unrecognized tax benefits of $24.1 million as of December 31, 2025, all of which are offset by a full valuation allowance. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. There were no interest or penalties accrued as of December 31, 2025.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits is as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$10,927	$5,861
Current year increase	13,130	5,835
Reduction of prior year position	—	(769)
Ending balance	$24,057	$10,927

(17) Collaborative Arrangements

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

(18) Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustment	Available-for-Sale Securities	Accumulated Other Comprehensive Income (Loss)
Balances at December, 2023	$233	$11	$244
Other comprehensive income (loss)	(205)	66	(139)
Balances at December, 2024	$28	$77	$105
Other comprehensive income (loss)	(31)	923	892
Balances at December, 2025	$(3)	$1,000	$997

There are no reclassification adjustments or income taxes associated with any of the components of accumulated other comprehensive income (loss).

(19) Commitments and Contingencies

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management's Annual Report on Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and our chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Amendment and Restatement of Bylaws

On February 27, 2026, our board of directors approved and adopted the Second Amended and Restated Bylaws of the Company (the “Second Amended and Restated Bylaws”), effective as of such date. The Second Amended and Restated Bylaws modify the provisions for determining the presence of a quorum at all meetings of stockholders to provide that the presence, in person, by remote communication, if applicable, or by proxy duly authorized, of the holders of one-third (33-1/3%) of the voting power of the outstanding shares of stock entitled to vote at a meeting of stockholders shall constitute a quorum for the transaction of business. Prior to the amendment and restatement, the presence, in person, by remote communication, if applicable, or by proxy, of the holders of a majority of the voting power of the outstanding shares of stock entitled to vote at a meeting of stockholders, constituted a quorum for the transaction of business.

In addition, the Second Amended and Restated Bylaws update certain requirements in the advance notice provisions to align them to current best practices, including (i) removing the requirement for a stockholder nominating a director to our board to provide a statement whether such nominee, if elected, would intend to tender a resignation promptly following such person’s failure to receive the required vote for election or re-election and (ii) clarifying that a written notice provided by a stockholder with respect to a director nominee shall include, to the extent known by such stockholder, the name and address of any other stockholder providing financial support for the stockholder’s proposal (previously, the requirement was to provide the name and address of any other stockholder supporting such proposal). The Second Amended and Restated Bylaws also make certain other technical, modernizing and clarifying changes.

The foregoing description of the changes contained in the Second Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text thereof, a copy of which is attached hereto as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, except for the below, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

On November 24, 2025, Thomas Iannotti, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that provides for the sale of up to 100,000 shares of our Common Stock, depending on the market prices of the securities. The plan is scheduled to terminate on February 28, 2027, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (our “Proxy Statement”), which information is incorporated by reference herein.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

ITEM 16.FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	October 6, 2021
2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022
3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022
3.2*	Second Amended and Restated Bylaws of Rigetti Computing, Inc.
4.1	Specimen Common Stock Certificate.	8-K	001-40140	4.1	March 7, 2022
4.2	Specimen Warrant Certificate.	8-K	001-40140	4.2	March 7, 2022
4.3	Warrant Agreement between American Stock Transfer & Trust Company, LLC and Supernova Partners Acquisition Company II, Ltd., dated March 1, 2021.	8-K	001-40140	4.1	March 4, 2021
4.4*	Description of the Registrant’s Securities
10.1	Amended and Restated Registration Rights Agreement, dated March 2, 2022, by and among New Rigetti, the Sponsor and the other holders party thereto.	8-K	001-40140	10.1	March 7, 2022
10.2	Form of Subscription Agreement for PIPE Financing.	8-K	001-40140	10.2	October 6, 2021
10.6	Manufacturing Agreement dated May 28, 2020, by and between Rigetti and Sparqtron Corporation.	S-4/A	333-260692	10.17	December 20, 2021
10.7#	Rigetti & Co, Inc. 2013 Equity Incentive Plan, as amended.	10-Q	001-40140	10.21	May 16, 2022
10.8#	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.20	January 14, 2022
10.9#	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Rigetti & Co, Inc. 2013 Equity Incentive Plan.	S-4/A	333-260692	10.21	January 14, 2022
10.10#	Rigetti Computing, Inc. 2022 Equity Incentive Plan.	8-K	001-40140	10.16	March 7, 2022
10.11#	Form of Stock Option Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.17	March 7, 2022
10.12#	Form of RSU Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.18	March 7, 2022
10.13#	Form of Stock Award Grant Package under 2022 Equity Incentive Plan.	8-K	001-40140	10.19	March 7, 2022
10.14#	Rigetti Computing, Inc. 2022 Employee Stock Purchase Plan.	8-K	001-40140	10.20	March 7, 2022

10.15#	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-40140	10.21	March 7, 2022
10.16*#	Non-Employee Director Compensation Policy
10.17	Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	S-4/A	333-260692	10.12	December 20, 2021
10.18	First Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-K	001-40140	10.18	March 7, 2025
10.19	Second Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-K	001-40140	10.19	March 7, 2025
10.20	Third Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-K	001-40140	10.20	March 7, 2025
10.21	Fourth Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-K	001-40140	10.21	March 7, 2025
10.22	Sixth Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-K	001-40140	10.22	March 7, 2025
10.23	Seventh Amendment to Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-Q	001-40140	10.2	August 8, 2024
10.24	Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.	S-4/A	333-260692	10.13	December 20, 2021
10.25	Amendment No. 1 to the Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.	10-K	001-40140	10.25	March 7, 2025
10.26	Amendment No. 2 to the Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.	10-K	001-40140	10.26	March 7, 2025
10.27	Notice of Option to Extend Lease Term to the Lease Agreement dated April 15, 2015, by and among Rigetti, Temescal, LP and Contra Costa Industrial Park, Ltd.	10-K	001-40140	10.27	March 7, 2025
10.28#	Executive Employment Agreement, dated December 7, 2022, by and between Rigetti Computing, Inc. and Dr. Subodh Kulkarni.	8-K	001-40140	10.1	December 8, 2022
10.29#	Executive Employment Agreement, dated February 9, 2023, by and between Rigetti Computing, Inc. and Jeffrey Bertelsen.	8-K	001-40140	10.1	February 10, 2023
10.30#	Amended and Restated Employment Agreement, dated as of March 2, 2023, between Rigetti Computing, Inc. and David Rivas	POS-AM	333-263798	10.30	April 5, 2023
10.31	Amendment No.3, dated as of September 20, 2024, to Standard Industrial/Commercial Multi-Tenant Lease-Gross dated as of April 15, 2015, by and between Rigetti & Co. LLC, Temescal, LP, Costa Industrial Park, II	8-K	001-40140	10.1	September 24, 2024
10.32	Third Amendment to the Lease Agreement dated August 9, 2016 by and between Rigetti and Prologis Limited Partnership I.	10-K	001-40140	10.34	March 7, 2025
10.33	Securities Purchase Agreement, dated as of February 27, 2025, by and between Rigetti Computing, Inc. and Quanta Computer Inc.	8-K	001-40140	10.2	February 28, 2025

10.34	Collaboration Agreement, dated as of February 27, 2025, by and between Rigetti & Co. LLC and Quanta Computer Inc.	8-K	001-40140	10.1	February 28, 2025
19.1	Insider Trading Policy	10-K	001-40140	19.1	March 7, 2025
21.1*	List of Subsidiaries of Rigetti Computing, Inc.
23.1*	Consent of BDO USA P.C.
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy	10-K	001-40140	97.1	March 14, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
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

RIGETTI COMPUTING, INC.

Date: March 4, 2026	By:	/s/ Dr. Subodh Kulkarni
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

Name	Title	Date

/s/ Subodh Kulkarni	Chief Executive Officer and Director	March 4, 2026
Subodh Kulkarni	(Principal Executive Officer)

/s/ Jeffrey Bertelsen	Chief Financial Officer	March 4, 2026
Jeffrey Bertelsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Iannoti	Chair of the Board of Directors	March 4, 2026
Thomas J. Iannoti

/s/ Michael Clifton	Director	March 4, 2026
Michael Clifton
/s/ Alissa Fitzgerald	Director	March 4, 2026
Alissa Fitzgerald

/s/ Ray Johnson	Director	March 4, 2026
Ray Johnson

/s/ H. Gail Sandford	Director	March 4, 2026
H. Gail Sandford