Form 10-Q
period 2026-03-31
Rigetti Computing, Inc.
filed 2026-05-11
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑	Smaller Reporting Company	☐
		Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

As of May 7, 2026, there were 332,398,807 shares of the registrant’s Common Stock issued and outstanding.

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

These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Most of such risks and uncertainties are difficult to predict and many are beyond our control. Discussion of the risks and uncertainties material to our business can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Given such risks and uncertainties, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the year ended December 31, 2025 materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the advantages of superconducting modality of quantum computing, including scalability and gate speeds, and open modular architecture for quantum computing,
●	our ability and timeline to monetize our investments in quantum computing, if at all,
●	the success of our partnerships and collaborations, including the recent Collaboration Agreement with Quanta Computer, Inc., a Taiwan Corporation (“Quanta”),
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts around the world and sanctions related thereto, governmental actions and regulations, such as trade protections, tariffs or other restrictions), levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,

●	macroeconomic conditions, including global economic and geopolitical conditions, military conflicts, government shutdowns, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that have or may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company, including the additional costs associated with the loss of the ability to use scaled disclosures available to smaller reporting companies (“SRCs”),
●	the time and attention necessary with respect to our increased disclosure and compliance obligations associated with the loss of our SRC status under the current rules of the Securities and Exchange Commission (the “SEC”),
●	our ability to maintain effective internal controls over financial reporting,
●	changes in applicable laws or regulations, including international trade policies and tax legislation,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	the sufficiency of our cash resources and our ability to raise additional capital when needed and on attractive terms,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing, and
●	our ability or decisions to expand or maintain our existing customer base.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$48,146	$44,851
Available-for-sale investments - short-term	370,100	398,660
Accounts receivable	4,376	2,551
Prepaid expenses	2,242	3,186
Other current assets	7,341	5,512
Total current assets	432,205	454,760
Available-for-sale investments - long-term	150,736	146,321
Property and equipment, net	57,589	57,051
Operating lease right-of-use assets	6,054	6,411
Other assets	4,100	2,031
Total assets	$650,684	$666,574

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,071	$3,488
Accrued expenses and other current liabilities	5,596	5,582
Current derivative warrant liabilities	48,874	—
Current portion of deferred revenue	1,064	847
Current portion of operating lease liabilities	2,274	2,235
Total current liabilities	61,879	12,152
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	4,509	4,932
Derivative warrant liabilities	—	102,593
Total liabilities	67,086	120,375
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 332,307,985 shares issued and outstanding at March 31, 2026 and 331,282,895 shares issued and outstanding at December 31, 2025	33	33
Additional paid-in capital	1,322,119	1,316,126
Accumulated other comprehensive (loss) income	(706)	997
Accumulated deficit	(737,848)	(770,957)
Total stockholders’ equity	583,598	546,199
Total liabilities and stockholders’ equity	$650,684	$666,574

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$4,400	$1,472
Cost of revenue	3,022	1,030
Total gross profit	1,378	442
Operating expenses:
Research and development	19,957	15,455
Selling, general and administrative	7,372	6,619
Total operating expenses	27,329	22,074
Loss from operations	(25,951)	(21,632)
Other income:
Interest income	5,363	2,152
Change in fair value of derivative warrant liabilities	53,697	53,262
Change in fair value of earn-out liabilities	—	8,837
Total other income	59,060	64,251
Net income before provision for income taxes	33,109	42,619
Provision for income taxes	—	—
Net income	$33,109	$42,619
Net (loss) income available to common stockholders used in diluted (loss) income per share	$(20,588)	$38,256
Net income per share attributable to common stockholders – basic	$0.10	$0.15
Net (loss) income per share attributable to common stockholders – diluted	$(0.06)	$0.13
Weighted average shares used to compute net income per share attributable to common stockholders – basic	332,059	284,698
Weighted average shares used to compute net (loss) income per share attributable to common stockholders – diluted	335,437	301,595

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$33,109	$42,619
Other comprehensive loss:
Foreign currency translation adjustments	(391)	(185)
Unrealized loss on available-for-sale debt securities	(1,312)	(8)
Total other comprehensive loss before income taxes	(1,703)	(193)
Income taxes	—	—
Total other comprehensive loss after income taxes	(1,703)	(193)
Total comprehensive income	$31,406	$42,426

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$33,109	$42,619
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,615	1,829
Stock-based compensation	5,890	4,174
Change in fair value of earn-out liabilities	—	(8,837)
Change in fair value of derivative warrant liabilities	(53,697)	(53,262)
Accretion of available-for-sale securities	(1,388)	(1,423)
Non-cash lease expense	419	384
Changes in operating assets and liabilities:
Accounts receivable	(1,825)	1,359
Prepaid expenses, other current assets and other assets	(2,998)	1,379
Deferred revenue	217	34
Accounts payable	1,615	747
Accrued expenses and operating lease liabilities	(173)	(2,654)
Net cash used in operating activities	(16,216)	(13,651)
Cash flows from investing activities:
Purchases of property and equipment	(4,411)	(2,547)
Purchases of available-for-sale securities	(100,779)	(44,062)
Maturities of available-for-sale securities	125,000	23,000
Net cash provided by (used in) investing activities	19,810	(23,609)
Cash flows from financing activities:
Payments of offering costs	—	(73)
Net proceeds from tax withholdings on sell-to-cover equity award transactions	—	6,272
Proceeds from issuance of common stock upon exercise of stock options	51	327
Proceeds from issuance of common stock upon exercise of warrants	30	409
Net cash provided by financing activities	81	6,935
Effects of exchange rate changes on cash and cash equivalents	(380)	(187)
Net increase (decrease) in cash and cash equivalents	3,295	(30,512)
Cash and cash equivalents – beginning of period	44,851	67,674
Cash and cash equivalents – end of period	$48,146	$37,162
Supplemental disclosures of other cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	1,222	1,408
Purchases of property and equipment recorded in accrued expenses	—	74
Non-cash addition to operating lease right-of-use asset and liability	62	—
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Promote Sponsor Vesting Shares	—	32,946
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	22	257
Purchases of deferred offering costs in accounts payable	—	122
Unrealized loss on short term investments	(1,312)	(8)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Description of Business

Rigetti Computing, Inc. and its subsidiaries (collectively, the “Company” or “Rigetti”) build quantum computers and the superconducting quantum processors that power them. The Company sells 9-qubit to 108-qubit quantum computing systems under the Novera™ and Cepheus™ trade names. Through the Rigetti Quantum Cloud Services (QCS®) platform, the Company’s machines can be integrated into any public, private or hybrid cloud.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for other interim periods or future years.

The condensed consolidated balance sheet as of December 31, 2025, included herein, is derived from the audited consolidated financial statements as of that date, however, it does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 4, 2026.

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

Emerging Growth Company

Following the Business Combination, the Company qualifies as an emerging growth company (“EGC”) as defined in the Jumpstart our Business Startups (“JOBS”) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company intends to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

Significant Accounting Policies

There were no material changes to the significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 4, 2026.

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

Macroeconomic Conditions

Results of the Company’s operations have varied and may continue to vary based in part on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, supply chain constraints, governmental actions and regulations such as international trade policies, tariffs and export controls, national security interests, pandemics, political turmoil, government shutdowns, natural catastrophes, warfare, and terrorist attacks in the United States or elsewhere, could negatively affect the Company’s business, including progress toward the development of quantum computing by increasing the cost of materials and components and our operating costs.

It is not possible at this time to estimate the long-term impact that these and related events could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05 “Financial Statements  –  Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides practical expedients for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 was effective for the Company for the interim and annual periods beginning after December 31, 2025. The Company’s adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 Issue 4 (Issue 4) clarifies guidance in Accounting Standards Codification (ASC) 260, Earnings Per Share, on calculating diluted earnings or loss per share (EPS) when an entity reports a loss from continuing operations and has a contract that may be settled in cash or stock. In that situation, an entity must adjust the numerator for any gain or loss as if the contract were classified as equity and determine whether the combined numerator adjustment and potential common shares are dilutive. Issue 4 also clarifies that potentially dilutive shares excluded from the quarterly computations due to losses are included in the year-to-date diluted EPS on a weighted-average-basis if the combined effect is dilutive. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted and may be adopted on an issue-by-issue basis. Issue 4 must be applied retrospectively to all reporting periods presented. The Company adopted Issue 4 on January 1, 2026. The Company’s adoption of Issue 4 did not have an impact on the Company’s calculation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2025 because the Company’s Public and Private Warrants were out-of-the-money and the gain from the change in the fair value of the underlying derivative warrant liabilities was not added back to net income for purposes of computing diluted net income (loss) per share.

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

In May 2025, the FASB issued ASU 2025-04, “Compensation  –  Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer,” which provides clarifying guidance on the accounting for share-based consideration payable to a customer. ASU 2025-04 is effective for the Company for annual periods beginning after December 31, 2026. Early adoption is permitted using either a full retrospective or modified retrospective transition method. The Company’s adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which lists the disclosures required under ASC 270 and establishes a disclosure principle. The disclosure principle requires entities issuing condensed statements to disclose events occurring since the end of the most recent fiscal year that have a material impact on the entity. ASU 2025-11 can be applied prospectively or retrospectively and is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-12, Codification Improvements (“ASU 2025-12”). The amendments affect a number of areas, including, but not limited to, earnings per share, revenue recognition, and certain aspects of financial instruments and presentation. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted, and the amendments may be adopted on an amendment-by-amendment basis. Transition requirements vary by amendment and may include prospective or retrospective application. The Company adopted Issue 4 of ASU 2025-12 on January 1, 2026, and is still evaluating the impact of the remaining issues in this pronouncement on the consolidated financial statements.

(3) Changes in Stockholders’ Equity

Three Months Ended March 31, 2026 and 2025 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	331,283	$33	$1,316,126	$997	$(770,957)	$546,199
Issuance of common stock upon exercise of stock options	28	—	51	—	—	51
Issuance of common stock upon exercise of common stock warrants	3	—	52	—	—	52
Issuance of common stock upon release of restricted stock units ("RSUs")	994	—	—	—	—	—
Stock-based compensation	—	—	5,890	—	—	5,890
Foreign currency translation loss	—	—	—	(391)	—	(391)
Change in unrealized loss on available-for-sale securities	—	—	—	(1,312)	—	(1,312)
Net income	—	—	—	—	33,109	33,109
Balance, March 31, 2026	332,308	$33	$1,322,119	$(706)	$(737,848)	$583,598

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	298	—	327	—	—	327
Issuance of common stock upon exercise of common stock warrants	46	—	666	—	—	666
Issuance of common stock upon release of RSUs	3,084	—	—	—	—	—
Vesting of Promote Sponsor Vesting Shares	—	—	32,946	—	—	32,946
Stock-based compensation	—	—	4,174	—	—	4,174
Foreign currency translation loss	—	—	—	(185)	—	(185)
Change in unrealized gain on available-for-sale securities	—	—	—	(8)	—	(8)
Net income	—	—	—	—	42,619	42,619
Balance, March 31, 2025	286,975	$29	$719,315	$(88)	$(512,128)	$207,128

(4) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the condensed consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in accumulated other comprehensive income and the fair value of the fixed income securities as of March 31, 2026 and December 31, 2025 are presented in the tables below (in thousands):

	March 31, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$13,512	$—	$—	$13,512
Cash equivalents	$13,512	$—	$—	$13,512
Available-for-sale investments-short-term:
U.S. treasury securities	$369,983	$234	$(117)	$370,100
Available-for-sale investments – short-term	$369,983	$234	$(117)	$370,100
Available-for-sale investments-long-term:
U.S. treasury securities	$151,165	$—	$(429)	$150,736
Available-for-sale investments – long-term	$151,165	$—	$(429)	$150,736

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$38,721	$—	$—	$38,721
Cash equivalents	$38,721	$—	$—	$38,721
Available-for-sale investments-short-term:
U.S. treasury securities	$397,908	$752	$—	$398,660
Available-for-sale investments – short-term	$397,908	$752	$—	$398,660
Available-for-sale investments-long-term:
U.S. treasury securities	$146,073	$248	$—	$146,321
Available-for-sale investments – long-term	$146,073	$248	$—	$146,321

The Company invests in highly rated investment grade debt securities. As of March 31, 2026, all of the Company’s available-for-sale securities have final maturities of one year or less, except for five U.S. treasury securities classified as long-term with final maturities extending through August 15, 2027. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors.

As of March 31, 2026, there were eight securities with an aggregate market value of $235.0 million in an unrealized loss position. The unrealized losses related to these securities aggregated to $0.5 million. None of the securities had been in an unrealized loss position for more than one year. The Company determined that it would not need to sell any of the securities prior to recovery of their amortized cost basis. The Company also determined that the unrealized losses for its available-for-sale securities as of March 31, 2026 were attributable to changes in interest rates and other non-credit related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of March 31, 2026. None of the Company’s available-for-sale securities were in an unrealized loss position as of December 31, 2025. No available-for-sale securities were sold during the three months ended March 31, 2026 or March 31, 2025.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,512	$—	$—
Short-term investments:
U.S. treasury securities	—	370,100	—
Long-term investments:
U.S. treasury securities	—	150,736	—
Total Assets	$13,512	$520,836	$—
Liabilities:
Derivative warrant liability – Public Warrants	$42,692	$—	$—
Derivative warrant liability – Private Warrants	—	—	6,182
Total Liabilities	$42,692	$—	$6,182

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$38,721	$—	$—
Short-term investments:
U.S. treasury securities	—	398,660	—
Long-term investments:
U.S. treasury security	—	146,321	—
Total Assets	$38,721	$544,981	$—
Liabilities:
Derivative warrant liability – Public Warrants	$85,842	$—	$—
Derivative warrant liability – Private Warrants	—	—	16,751
Total Liabilities	$85,842	$—	$16,751

As of March 31, 2026 and December 31, 2025, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money market funds and 3) U.S. treasury securities.

The fair value of the Public Warrants and money market funds have been measured based on their observable listed prices, a Level 1 measurement. The fair value of the Company’s Level 2 financial assets are determined by using inputs based on quoted market prices for similar instruments. All other financial instruments are classified as Level 3 instruments as they all include unobservable inputs. The Private Warrants are measured at fair value using a Black Scholes model. The Company estimated the volatility of its Private Warrants based on the historical volatility of the Company’s Common Stock.

During the three months ended March 31, 2025, the vesting condition for the Promote Sponsor Vesting Shares was satisfied, and the underlying earn-out liability (Refer to Note 7 for Sponsor Vesting Shares and Earn-out liabilities) was adjusted to fair value using the closing market price of the Company’s Common Stock on the vesting date. The earn-out liability for the Promote Sponsor Vesting Shares as of the February 6, 2025 vesting date of $32.9 million was recorded to additional paid-in capital. As of December 31, 2025, all of the Sponsor Vesting Shares were vested and the earn-out liabilities balance was zero.

During the three months ended March 31, 2026 and March 31, 2025, the number of Private Warrants (a Level 3 measurement) converted to Public Warrants (a Level 1 measurement) were 51,000 and 545,401, respectively. As of the date of conversion, the favorable impact of the transfer of the Private Warrants to Public Warrants on the Company’s net income for the three months ended March 31, 2026 and March 31, 2025, was $0.2 million and $3.3 million, respectively.

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the three months ended March 31, 2026, and March 31, 2025 is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2025	$16,751	$—
Change in fair value during the year	(10,044)	—
Transfer from Private Warrants to Public Warrants	(525)	—
Balance – March 31, 2026	$6,182	$—

Balance – December 31, 2024	$22,830	$45,897
Change in fair value during the year	(7,760)	(8,837)
Vesting of Promote Sponsor Vesting Shares	—	(32,946)
Transfer from Private Warrants to Public Warrants	(7,316)	—
Balance – March 31, 2025	$7,754	$4,114

(6) Warrants

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

As of March 31, 2026 and December 31, 2025, Public Warrants issued and outstanding were 7,776,265 and 7,727,912, respectively (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the consolidated statement of operations at each reporting date.

During the three months ended March 31, 2026 and March 31, 2025, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 2,647 and 35,546, respectively. During the three months ended March 31, 2026, the proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on their respective exercise dates cumulatively totaled less than $0.1 million. During the three months ended March 31, 2025, the proceeds from the warrant exercises totaled $0.4 million and the underlying Public Warrant derivative liabilities on their respective exercise dates totaled $0.3 million. The proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on the exercise dates were recorded to par value of Common Stock and additional paid-in capital.

The calculated fair value of the derivative liability for the Public Warrants as of March 31, 2026 and December 31, 2025 was $42.7 million and $85.8 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three months ended March 31, 2026 and March 31, 2025 was a gain of $43.7 million and a gain of $45.5 million, respectively.

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

During the three months ended March 31, 2026 and March 31, 2025, the number of Private Warrants that converted to Public Warrants as a result of transfer from the initial purchaser (or such purchaser’s permitted transferees) to other holders were 51,000 and 545,401, respectively.

As of March 31, 2026 and December 31, 2025, Private Warrants issued and outstanding were 949,674 and 1,000,674, respectively (Refer to Note 5 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of March 31, 2026 and December 31, 2025 was $6.2 million and $16.8 million, respectively. The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three ended March 31, 2026 and March 31, 2025 was a gain of $10.0 million and $7.8 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at March 31,2026 and December 31, 2025 are as follows:

Valuation Assumptions	March 31, 2026	December 31, 2025
Stock Price	$14.04	$22.15
Strike Price	$11.50	$11.50
Volatility (annual) (%)	107.00%	170.00%
Risk-free rate (%)	3.65%	3.45%
Estimated time to expiration (years)	0.92	1.17
Dividend yield (%)	—	—

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

During the three months ended March 31, 2026, none of the Series C Warrants were exercised. During the three months ended March 31, 2025, 11,122 Series C Warrants were exercised, each for one share of Common Stock, in exchange for cash proceeds of $0.01 per share. The proceeds from the warrant exercises were recorded to additional-paid-in capital. As of March 31, 2026 and December 31, 2025, 315,518 Series C Warrants were issued and outstanding.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both March 31, 2026 and December 31, 2025, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	March 31, 2026	December 31, 2025
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(7) Earn-out Liabilities

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

Prior to vesting, the Earn-out liabilities were adjusted to fair value for each reporting period using the Monte Carlo simulation model. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three months ended March 31, 2025 was a gain of $8.8 million.

(8) Stockholders’ Equity

As of March 31, 2026, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	11,722,064
Stock-Based Awards—RSUs Outstanding	7,658,616
Stock-Based Awards—Options Outstanding	6,532,278
Total	25,912,958

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

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of March 31, 2026, there were 46,907,691 shares of Common Stock reserved for issuance under the 2022 Plan, of which 33,743,806 shares remain available for future issuance.

The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the total number of shares of Common Stock of all classes outstanding on a fully diluted basis on December 31st of the preceding year; provided, however, that the board of directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock. Accordingly, as of January 1, 2026, the number of shares of Common Stock reserved for issuance under the “2022 Plan” was increased by 17,806,062 shares.

Stock Option Activity

The following is a summary of stock option activity (intrinsic values in thousands):

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2025	5,780,464	$1.07	7.29	$121,825
Granted	780,000	16.99
Exercised	(28,186)	1.81		378
Forfeited and expired	—	—
Outstanding and expected to vest, March 31, 2026	6,532,278	$2.97	7.39	$74,601
Exercisable, March 31, 2026	3,966,866	$0.93	6.60	$51,993

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

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 was $14.71 per share. There were no stock options granted during the three months ended March 31, 2025. The intrinsic value of an option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the three months ended March 31, 2026 and March 31, 2025 was $0.4 million and $3.1 million, respectively. The Company received proceeds from stock option exercises during the three months ended March 31, 2026 and March 31, 2025 of less than $0.1 million and $0.3 million, respectively.

Stock-based compensation expense related to stock options during the three months ended March 31, 2026 and March 31, 2025 was $0.6 million and $0.5 million, respectively. As of March 31, 2026, the unrecognized compensation expense related to unvested stock options was $13.2 million, which is expected to be recognized over a weighted-average period of 2.62 years.

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

The valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the three months ended March 31, 2026, were as follows:

Valuation Assumptions	March 31, 2026
Strike price	$16.99
Annual volatility (%)	120%
Risk- free rate (%)	3.81%
Expected term (years)	5.77

RSUs

The following is a summary of RSU activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2025	7,333,182	$7.15
Granted	1,360,412	17.05
Vested	(994,257)	4.47
Forfeited	(40,721)	6.82
Non-vested at March 31, 2026	7,658,616	$9.26

As of March 31, 2026, the Company’s non-vested RSUs have a service-based vesting condition ranging from 1-4 years. During the year ended December 31, 2023, the Company granted 3,850,000 RSUs with a market-based vesting condition tied to the Company’s stock price. Based upon the terms of such awards, 50% of the shares became vested when the Company’s Common Stock traded at or above $2.00 per share and the other 50% of the shares became vested when the Company’s Common Stock traded at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The $2.00 per share vesting condition was satisfied in December 2024, and the $4.00 per share vesting condition was satisfied in January 2025.

The income tax withholding obligation for all RSUs are satisfied through the sale of shares into the market, otherwise known as Sell-To-Cover (“STC”). The STC transaction and the income tax withholding remittance for the market-based RSUs that vested in December 2024 took place on December 30, 2024. The $6.3 million proceeds from the STC were received by the Company on January 2, 2025.

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2026 and March 31, 2025, was $17.05 and $7.91 per share, respectively. The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of March 31, 2026 and March 31, 2025, was $107.5 million and $67.7 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the three months ended March 31, 2026 and March 31, 2025 was $16.9 million and $29.0 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the three months ended March 31, 2026 and March 31, 2025 was 1,360,412 and 551,432, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs was $5.3 million and $3.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, the unrecognized compensation expense related to unvested RSUs was $67.4 million which is expected to be recognized over a weighted-average period of 3.45 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

:

	Three Months Ended March 31,
	2026	2025
Research and development	$4,468	$3,021
Selling, general and administrative expenses	1,422	1,153
Total stock-based compensation expenses	$5,890	$4,174

(10)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaborative research and professional services	$1,299	$1,332
Sales of quantum computers and quantum components	3,046	—
Access to quantum computing systems	55	140
	$4,400	$1,472

	Three Months Ended March 31,
	2026	2025
Revenue recognized at a point in time	$3,046	$—
Revenue recognized over time	1,354	1,472
	$4,400	$1,472

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of March 31, 2026, December 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2026	December 31, 2025	December 31, 2024
Trade receivables	$3,323	$1,204	$1,498
Unbilled receivables	$1,053	$1,347	$929
Current portion of deferred revenue	$(1,064)	$(847)	$(113)
Deferred revenue, less current portion	$(698)	$(698)	$(698)

Changes in deferred revenue from contracts with customers were as follows:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$(1,545)	$(811)
Deferral of revenue	(222)	(110)
Recognition of deferred revenue	5	76
Total deferred revenue at end of period	$(1,762)	$(845)
Current portion of deferred revenue	$(1,064)	$(147)
Deferred revenue, less current portion	$(698)	$(698)

Amounts recognized as revenue from beginning contract liabilities during the three months ended March 31, 2026 and March 31, 2025 totaled less than $0.1 million and $0.1 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.8 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for remaining performance obligations totaling $0.8 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet. Accordingly, the Company does not have any capitalized contract fulfillment costs as of March 31, 2026 or December 31, 2025.

(11) Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net income, our Chief Operating Decision Maker (the Chief Executive Officer) reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, significant segment expenses and net income (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$4,400	$1,472
Less:
Salaries and employee related costs	10,570	8,932
Stock-based compensation	5,890	4,174
Rent and facilities	2,115	1,339
Professional services and legal fees	2,253	2,913
Technology & IT costs	1,374	1,323
Direct and indirect materials	1,538	693
Depreciation and amortization expense	2,615	1,829
Other segment items(1)	(55,064)	(62,350)
Segment net income	$33,109	$42,619
(1)Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$778	$385
Europe	592	1,013
Asia and other	3,030	74
Total revenue	$4,400	$1,472

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

Significant customers that represent 10% or more of revenue are set forth in the following table:

	Three Months Ended March 31,
	2026	2025
Customer A	54%	*
Customer B	15%	*
Customer C	*	14%
Customer D	12%	69%

* Customer accounted for less than 10% of revenue in the respective periods.

During the three months ended March 31, 2026 and March 31, 2025, sales to government entities comprised 26.9% and 89.5% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following table:

	March 31, 2026	December 31, 2025
Customer A	12%	20%
Customer B	56%	*
Customer C	15%	*
Customer D	12%	50%
Customer E	*	24%

* Customer accounted for less than 10% of accounts receivable in the respective periods.

(12) Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income used in computing basic earnings per share	$33,109	$42,619
Less: Change in fair value of Public and Private Warrants	(53,697)	—
Less: Vesting of Promote Sponsor Vesting Shares	—	(4,363)
Net income (loss) for diluted income (loss) per share	$(20,588)	$38,256
Denominator:
Weighted-average shares outstanding - basic	332,059	284,698
Weighted-average effect of potentially dilutive securities:
Public and Private Warrants	3,378	—
Common stock options	—	6,903
RSUs	—	7,801
Vesting of Promote Sponsor Vesting Shares	—	992
Vested Customer Warrants	—	1,201
Weighted-average shares outstanding - diluted	335,437	301,595
Net income per share - basic	$0.10	$0.15
Net income (loss) per share - diluted	$(0.06)	$0.13

For the three months ended March 31, 2026, the Company’s Public and Private Warrants (Refer to Note 6 for Public and Private Warrants) were in-the-money for purposes of computing diluted net income (loss) per share. As a result, the gain from the change in the fair value of the underlying derivative warrant liabilities was added back to net income, resulting in a net loss for purposes of computing diluted net income (loss) per share. Potential common shares resulting from the Public and Private Warrants were computed using the treasury stock method.  For the three months ended March 31, 2025, the Company’s Public and Private Warrants were out-of-the-money for purposes of computing diluted net income (loss) per share. As a result, the gain from the change in the fair value of the underlying derivative warrant liabilities was not added back to net income for purposes of computing diluted net income (loss) per share.

As of December 31, 2025, all the Sponsor Vesting Shares were vested (Refer to Note 7 for Sponsor Vesting Shares and Earn-out liabilities). For the three months ended March 31, 2026, the Sponsor Vesting Shares have been included in the computations of basic net income per share and diluted net income (loss) per share from the beginning of the period.

During the three months ended March 31, 2025, the vesting condition for the Promote Sponsor Vesting Shares was satisfied. For the three months ended March 31, 2025, the Promote Sponsor Vesting Shares have been included in the computation of basic net income per share from the February 6, 2025 vesting date and have been included in the computation of diluted net income per share from the beginning of the period. The underlying gain from the change in the fair value of the Promote Sponsor Vesting Shares has been excluded from the computation of diluted net income per share for the three months ended March 31, 2025 because the underlying shares have been included in the computation from the beginning of the period. For the three months ended March 31, 2025, the number of Sponsor Vesting Shares excluded from the computations of basic and diluted net income per share because the vesting conditions had not been satisfied totaled 580,273 shares.

The weighted-average common shares outstanding for the three months ended March 31, 2026 and March 31, 2025 include 315,518 and 791,576 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively. The Company excluded the following potentially dilutive securities from the computations of diluted net income (loss) per share for the three months ended March 31, 2026 and March 31, 2025 because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Common Stock warrants (1)	1,340,297	13,074,574
Stock Options	6,532,278	-
Restricted Stock Units	7,658,616	-
	15,531,191	13,074,574
(1)	The number of outstanding warrants as of both March 31, 2026 and March 31, 2025 does not include 1,340,310 unvested Customer Warrants.

(13)	Income Taxes

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

The Company has incurred a cumulative pre-tax loss for the past three years. The Company expects that it will continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for its deferred tax assets. Accordingly, the Company did not record a provision for income taxes for either the three months ended March 31, 2026 or the three months ended March 31, 2025.

(14) Collaborative Arrangements

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

In connection with the Collaboration Agreement, on February 27, 2025, the Company entered into a securities purchase agreement with Quanta, pursuant to which the Company agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of its Common Stock at a price per share of approximately $11.59, for an aggregate value of approximately $35.0 million. The price per share was based on the volume weighted-average price of the Company’s Common Stock for the 15 trading days prior to February 27, 2025. The private placement transaction, which was subject to regulatory clearance, closed on April 29, 2025. In connection with the private placement transaction, Quanta entered into a board observer and confidentiality agreement under which it has the option and right to appoint a single representative to attend certain meetings of the board of directors of the Company, subject to exceptions, in a non-voting observer capacity. The securities purchase agreement also contains a lock-up provision prohibiting Quanta from selling any of the shares of the Company’s Common Stock acquired in the securities purchase agreement for a three-year period following the closing of the private placement transaction.

(15)	Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” “will,” “continue,” “project,” “forecast,” “goal,” “should,” “could,” “would,” “potential,” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described under Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

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

With the goal of unlocking this opportunity, we have developed the world’s first multi-chip quantum processor for scalable quantum computing systems. We believe that this patented and patent pending, modular chip architecture is the building block for new generations of quantum processors that we expect to achieve a clear advantage over classical computers. Our long-term business model centers on revenue generated from sales of quantum processing units (“QPUs”) and quantum computing systems and providing access to quantum computing systems via the cloud in the form of Quantum Computing as a Service (“QCaaS”). Historically, most of our revenues have been derived from development contracts, and we anticipate this market opportunity will continue to represent an important source of revenue for at least the next several years as we work to ramp up sales of QPUs, quantum computing systems and QCaaS. Additionally, we are working to further develop a revenue stream and forging important customer relationships by entering into technology development contracts with various partners.

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers. We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have not yet generated profits. We have incurred significant operating losses since inception. Our net loss was $216.2 million for the year ended December 31, 2025. We incurred an operating loss for the three months ended March 31, 2026. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of March 31, 2026, we had an accumulated deficit of $737.8 million.

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

We are focused on continuing to improve our system performance. As of the date of this Quarterly Report on Form 10-Q, we have achieved a median 99.8% two-qubit gate fidelity (based on internal testing) with 40 nanosecond gate speeds on our 9-qubit system by using a proprietary adiabatic CZ gate scheme. Leveraging this same gate scheme, we achieved two-qubit gate fidelities (based on internal testing) as high as 99.9% on prototype systems. We continue to be at 99.9% one-qubit gate fidelity (based on internal testing). In January 2026, we announced achievement of a median two-qubit gate fidelity (based on internal testing) of 99.6% on our 36-qubit system.

In January 2026, Rigetti Computing India P L, a wholly owned subsidiary of Rigetti Computing, Inc., announced that it received an $8.4 million purchase order to deliver a 108-qubit quantum computer to C-DAC. The system will be installed on-premises at C - DAC’s Bengaluru center and is expected to be deployed in the second half of 2026.

In April 2026, Rigetti announced the general availability of its 108-qubit quantum computing system, Cepheus™-1-108Q, with the system being accessible to customers and partners via the Rigetti Quantum Cloud Services (QCS®) Platform and through Amazon Braket, the quantum computing service by AWS. The system is also now available on Microsoft Azure Quantum and qBraid.

Cepheus-1-108Q is Rigetti’s highest qubit-count system to date and based on Rigetti’s proprietary chiplet-based architecture. The system comprises twelve interconnected 9-qubit chiplets, tripling the number of qubits and chiplets from Rigetti’s previous 36-qubit system, Cepheus-1-36Q. As of the date of this Quarterly Report on Form 10-Q, the system is performing at a 99.1% median two-qubit gate fidelity (based on internal testing) with a gate speed of approximately 60 nanoseconds and a 99.9% median single-gate fidelity (based on internal testing).

We believe that we will be able to achieve our plans described above and elsewhere in this Quarterly Report on Form 10-Q; however, we face various risks and uncertainties relating to our business that could cause actual results to differ materially from our expectations stated herein. This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Quanta Collaboration Agreement

In February 2025, our wholly-owned subsidiary entered into a Collaboration Agreement with Quanta, whereby the parties may enter into written statements of work from time to time pursuant to which Quanta will develop Covered Components (as defined in the Collaboration Agreement) listed in such statement of work that meet our specifications and requirements. In addition, the parties each agreed to invest at least $250 million, during the five year period following February 27, 2025, in the field of quantum computing, with our investment in furtherance of our product roadmap and Quanta’s investment towards personnel and capital expenditures for developing products and services and manufacturing capability in furtherance of our product roadmap. In connection with the Collaboration Agreement, on February 27, 2025, we entered into a Securities Purchase Agreement with Quanta, pursuant to which we agreed to sell and issue to Quanta in a private placement transaction 3,020,412 shares of our Common Stock at a price per share of approximately $11.59, for an aggregate value of approximately $35.0 million. The private placement transaction, which was subject to regulatory clearance, closed on April 29, 2025. For further information, see Note 14 “Collaborative Arrangements” to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Macroeconomic Considerations

Results of our operations have varied and may continue to vary based on the impact of changes in the domestic or global economy. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, interest rates, financial and credit market fluctuations, supply chain constraints, governmental actions and regulations such as international trade policies, tariffs and export controls, national security interests, pandemics, political turmoil, government shutdowns, natural catastrophes, military conflicts, and terrorist attacks in the United States or elsewhere, could negatively affect our business, including progress toward the development of quantum computing by increasing the cost of materials and components and our operating costs. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital if needed, or our liquidity could otherwise be impacted, and the trading price of our Common Stock could decline.

For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk factor titled “Unstable or unfavorable market and economic conditions in our industry and or the global economy have had and may continue to have serious adverse consequences on our business, financial condition and share price. In the future, we may be required to record significant charges for impairment of our long-lived assets, other assets or investments.”

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,		2026 versus 2025
	2026	2025	$ Change	% Change
Revenue	$4,400	$1,472	$2,928	199%
Cost of revenue	3,022	1,030	1,992	193%
Total gross profit	1,378	442	936	212%
Operating expenses:
Research and development	19,957	15,455	4,502	29%
Selling, general and administrative	7,372	6,619	753	11%
Total operating expenses	27,329	22,074	5,255	24%
Loss from operations	(25,951)	(21,632)	(4,319)	20%
Other income:
Interest income	5,363	2,152	3,211	149%
Change in fair value of derivative warrant liabilities	53,697	53,262	435	NM
Change in fair value of earn-out liabilities	—	8,837	(8,837)	NM
Total other income	59,060	64,251	(5,191)	NM
Net income before provision for income taxes	33,109	42,619	(9,510)	NM
Provision for income taxes	—	—	—
Net income	$33,109	$42,619	$(9,510)

*NM – Not Meaningful

Revenue

Revenue increased by $2.9 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, respectively. The increase was mainly due to higher sales of 9-qubit Novera™ quantum computing systems and related products.

The timing and delivery of sales of QPUs, quantum computing system and QCaaS will vary and impact revenue in any given quarterly or annual period. Our development contracts are typically time and materials, cost-share based or fixed price milestone contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the work performed and/or satisfaction of performance obligations. Revenue is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and anticipated sales of on-premises QPUs and quantum computing systems. We expect revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our sales and development contracts.

Cost of Revenue

Cost of revenue increased by $2.0 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The increase in cost of revenue was mainly due to the impact of higher revenue levels during this period.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our sales and development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $4.5 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

The increase in research and development expenses was mainly due to increases in salaries, employee related costs and stock-based compensation for new hires and existing employees to remain competitive in the marketplace for talent. Salaries and employee related costs increased by $1.2 million and employee related stock-based compensation costs increased by $1.4 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. Costs for materials increased by $0.9 million and depreciation increased by $0.7 million during the three months ended March 31, 2026, when compared to the prior year period. All other research and development expenses increased by $0.3 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, to support our research and development efforts.

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

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.8 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. Salaries, employee-related costs and stock-based compensation, mainly for existing employees, increased by $0.7 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. Legal expenses decreased by $0.6 million during the three months ended March 31, 2026, when compared to the prior year period. All other selling, general and administrative expenses increased by $0.7 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

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

Other income

Interest income

Interest income was $5.4 million for the three months ended March 31, 2026, compared to $2.2 million for the three months ended March 31, 2025. The increase in interest income during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, was due to an increase in the balances of our invested cash and available-for-sale investments resulting from an equity offering and the Quanta private placement investment during the second quarter of 2025 and cash proceeds from warrant exercises in the fourth quarter of 2025. Fluctuations in the rates of interest earned on our investments also had an impact on interest income during these periods.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 6 “Warrants” to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three months ended March 31, 2026 was a gain of $53.7 million. The change in fair value of our warrant liabilities for the three months ended March 31, 2025 was a gain of $53.3 million. The change in fair value for the three months ended March 31, 2026 and March 31, 2025 was primarily due to fluctuations in our stock price.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 7 “Earn-out Liabilities” to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

As of December 31, 2025 all of the earn-out liabilities were satisfied and the remaining liability balance was zero. The earn-out liabilities had no impact on our condensed consolidated financial statements for the three months ended March 31, 2026, and we do not expect the earn-out liabilities to have any impact on the consolidated financial statements in future periods.

The change in fair value of our earn-out liabilities for the three months ended March 31, 2025 was a gain of $8.8 million. The gain for the three months ended March 31, 2025 was primarily due to the change in our stock price and related share price volatility.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record a provision for income taxes for either the three months ended March 31, 2026 or the three months ended March 31, 2025.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we have financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the year ended December 31, 2025, we incurred net a loss of $216.2 million. We incurred an operating loss for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $737.8 million, and we expect to incur additional losses for the foreseeable future.

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

We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed and on attractive terms, we may be required to delay, limit, or substantially reduce our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Macroeconomic conditions, including inflation, interest rates and impacts from government policy and actions, such as international trade restrictions and policies, tariffs, export controls or other restrictions, may have adverse consequences, which may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events including military conflicts, or any similar negative economic condition. In addition, macroeconomic and geopolitical conditions may lead to disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide.

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

Net cash used in operating activities during the three months ended March 31, 2026 was $16.2 million, primarily resulting from our net income of $33.1 million, reduced by non-cash income totaling $46.2 million. Changes in operating assets and liabilities had a $3.2 million negative impact on net cash used in operating activities during the three months ended March 31, 2026.

Net cash used in operating activities during the three months ended March 31, 2025 was $13.7 million, primarily resulting from our net income of $42.6 million, reduced by non-cash income totaling $57.1 million. Changes in operating assets and liabilities had a $0.9 million positive impact on net cash used in operating activities during the three months ended March 31, 2025.

Cash used in operating activities increased by $2.5 million to $16.2 million during the three months ended March 31, 2026, from $13.7 million during the three months ended March 31, 2025. The $9.5 million decrease in our net income for the three months ended March 31, 2026, when compared to our net income for the three months ended March 31, 2025, was mostly due to higher operating expenses during the three months ended March 31, 2026 and higher non-cash income during the three months ended March 31, 2025. Non-cash income impacting our net income decreased by $10.9 million to $53.7 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. Operating assets and liabilities had a $2.3 million negative impact on the change in cash used in operating activities during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025.

Cash Flows Used in Investing Activities

Cash provided by investing activities during the three months ended March 31, 2026 totaled $19.8 million, resulting from $125.0 million of maturities of available-for-sale securities, partially offset by $100.8 million of purchases of available-for-sale securities and $4.4 million of purchases of property and equipment.

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

Net cash provided by investing activities during the three months ended March 31, 2026 increased by $43.4 million, when compared to the three months ended March 31, 2025, primarily due to higher maturities of available-for-sale securities, offset in part by higher purchases of available-for-sale securities.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026 totaled less than $0.1 million, consisting of proceeds from the exercise of stock options and common stock warrants.

Cash provided by financing activities during the three months ended March 31, 2025 totaled $6.9 million. We received proceeds of $6.3 million from tax withholdings on sell-to-cover tax equity award transactions, proceeds of $0.3 million from the exercise of stock options and proceeds of $0.4 million from the exercise of warrants. We paid $0.1 million for deferred offering costs.

Cash provided by financing activities decreased by $6.9 million during the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The decrease was primarily due to the receipt of $6.3 million of proceeds from tax withholdings on sell-to-cover equity award transactions during the three months ended March 31, 2025, and lower proceeds from the exercise of stock options and common stock warrants during the three months ended March 31, 2026.

Contractual Obligations and Contingencies

See Note 15 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for a description of our contractual obligations and contingencies.

We have purchase commitments in the form of open purchase orders, primarily for property and equipment. As of March 31, 2026, the total of these purchase commitments was $25.8 million, of which approximately $23.2 million is related to property and equipment. These amounts are primarily short-term in nature and are expected to be satisfied within the next year. In certain circumstances, the amount of our purchase commitments may change based on the expected timing of order fulfillment from our suppliers. For information regarding our non-cancellable lease obligations, see the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ending December 31, 2025. For information regarding the risks related to our manufacturing and supply chain and other risks, see the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Within our Annual Report on Form 10-K for the year ended December 31, 2025, we have disclosed our critical accounting estimates that we believe have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

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

We will remain an EGC under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years. Under the current rules of the SEC, we were no longer eligible to take advantage of the scaled disclosures available to smaller reporting companies beginning with this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2026, we had cash and cash equivalents and short-term and long-term available-for-sale investments of $48.1 million and $520.8 million, respectively. Our cash and cash equivalents are held in bank deposits and money market funds. Our investments are held in U.S. government treasury securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Due to the nature of our investments and their limited duration until maturity, we do not believe we have material exposure to changes in the fair value due to fluctuations in interest rates. Declines in interest rates, however, would reduce our future interest income as securities mature and are re-invested in lower yielding instruments.

Concentration of Credit Risk

We maintain our bank deposits and other cash equivalents with high-quality financial institutions. Although deposits may exceed federally insured limits, we have not experienced any losses related to these balances. Our cash equivalents and investment portfolio is limited to high-credit-quality instruments, and we believe our credit risk exposure is minimal.

Derivative Warrant Risk

We are exposed to equity price risk with respect to certain of our outstanding warrants. The fair value of warrants classified as liabilities is remeasured at each reporting date, with changes in fair value recognized in our condensed consolidated statements of operations. The valuation of these instruments is sensitive to changes in:

●Our stock price;
●Expected volatility;
●Risk-free interest rate;
●Remaining contractual term

A hypothetical 10% change in our stock price as of March 31, 2026, would have resulted in a change in the fair value of our warrant liabilities of approximately $0.9 million, with a corresponding impact to other income. Because these instruments are measured at fair value, volatility in our stock price may result in non-cash gains or losses in future periods.

Foreign Currency Risk

We have limited foreign currency exposure related to transactions denominated in currencies other than the U.S. dollar, primarily associated with operating costs, international vendor relationships and sales of collaborative research, materials and quantum computers. A hypothetical 10% change in applicable foreign currency exchange rates would not have had a material impact on our results of operations or financial condition as of March 31, 2026.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K Risk Factors”) for a more complete understanding of the risks and uncertainties material to our business that make an investment in our securities speculative or risky. There have been no material changes to our risk factors as previously disclosed in the 2025 Form 10-K Risk Factors, except as follows:

We are in our early stages and have a limited operating history, which makes it difficult to forecast the future results of our operations. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. In addition, we have in the past changed our technology roadmap, including the anticipated milestones and timing thereof.

Our business was founded in 2013 and has operated quantum computers over the cloud since 2017. As a result of our limited operating history, our ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of quantum bits (“qubits”) and with increasing levels of performance. As of the date of this Quarterly Report on Form 10-Q, we have deployed a quantum computer having 108 qubits performing at a 99.1% median two-qubit gate fidelity (based on internal testing) with a gate speed of approximately 60 nanoseconds and a 99.9% median single gate fidelity (based on internal testing).

We are still in the technology development phase. Our scalable business model has not been formed as of yet and our technology roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. We have in the past changed our technology roadmap, including the anticipated milestones and timing thereof, including in each of the years ended December 31, 2018, 2022, 2023 and 2025. In April 2026, we announced that we intend to update our roadmap later in 2026, including updates to anticipated milestones and the anticipated timeline for milestones. Furthermore, we may be unable to achieve the milestones in our technology roadmap on their announced anticipated timeline or at all, including our next generation of modular system architecture, targeted qubit counts and fidelities. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable, higher performing computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for sales of our on-premise quantum computers, QCaaS or QCS, increased competition, changes to technology, inability to scale up or improve performance of our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Other than as set forth below, during the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

On March 9, 2026, Ray Johnson, a member of our board of directors, (i) terminated the Rule 10b5-1 trading arrangement that he adopted on March 12, 2025 (the “Johnson Original Arrangement”) and (ii) adopted a new 10b5-1 trading arrangement (the “Johnson Modified Arrangement”). The Johnson Modified Arrangement represents the modification, as described in Rule 10b5-1(c)(1)(iv), of the Johnson Original Arrangement. The Johnson Modified Arrangement changed the amount, price and timing of the sale of the securities underlying such Rule 10b5-1 trading arrangement, but not the duration of such Rule 10b5-1 trading arrangement, which remains scheduled to terminate on June 10, 2027, subject to earlier termination upon the sale of all shares subject to the plan, or as otherwise provided in the plan. The aggregate number of shares of our Common Stock to be sold pursuant to the Johnson Modified Arrangement is up to 375,307 shares of our Common Stock. The aggregate number of shares of our Common Stock to be sold pursuant to the Johnson Original Arrangement was up to 265,088 shares of our Common Stock; as of the date of termination of the Johnson Original Arrangement, 166,715 shares of our Common Stock had been sold under the Johnson Original Arrangement.

ITEM 6 – EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Second Amended and Restated Bylaws of Rigetti Computing, Inc.	10-K	001-40140	3.2	March 4, 2026

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

Date: May 11, 2026