Form 10-Q
period 2026-06-30
Rigetti Computing, Inc.
filed 2026-08-06
CIK 1838359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 333,768,747 shares of the registrant’s Common Stock issued and outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the advantages of superconducting modality of quantum computing, including scalability and gate speeds, and open modular architecture for quantum computing,
●	the ability to complete and realize the benefits of the Department of Commerce Transaction (as defined below),
●	our ability and timeline to monetize our investments in quantum computing, if at all,
●	the success of our partnerships and collaborations, including the Collaboration Agreement with Quanta Computer, Inc., a Taiwan Corporation (“Quanta”),
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts around the world and sanctions related thereto, governmental actions and regulations,

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$27,763	$44,851
Available-for-sale investments - short-term	365,946	398,660
Accounts receivable	3,865	2,551
Prepaid expenses	4,215	3,186
Other current assets	12,601	5,512
Total current assets	414,390	454,760
Available-for-sale investments - long-term	147,586	146,321
Property and equipment, net	75,302	57,051
Operating lease right-of-use assets	6,929	6,411
Other assets	4,026	2,031
Total assets	$648,233	$666,574

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,001	$3,488
Accrued expenses and other current liabilities	6,676	5,582
Current derivative warrant liabilities	78,407	—
Current portion of deferred revenue	3,316	847
Current portion of operating lease liabilities	2,657	2,235
Total current liabilities	105,057	12,152
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	5,044	4,932
Derivative warrant liabilities	—	102,593
Total liabilities	110,799	120,375
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 333,676,881 shares issued and outstanding at June 30, 2026 and 331,282,895 shares issued and outstanding at December 31, 2025	33	33
Additional paid-in capital	1,329,607	1,316,126
Accumulated other comprehensive (loss) income	(1,752)	997
Accumulated deficit	(790,454)	(770,957)
Total stockholders’ equity	537,434	546,199
Total liabilities and stockholders’ equity	$648,233	$666,574

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5,138	$1,801	$9,538	$3,273
Cost of revenue	2,950	1,235	5,972	2,265
Total gross profit	2,188	566	3,566	1,008
Operating expenses:
Research and development	20,728	13,522	40,685	28,977
Selling, general and administrative	9,522	6,926	16,894	13,545
Total operating expenses	30,250	20,448	57,579	42,522
Loss from operations	(28,062)	(19,882)	(54,013)	(41,514)
Other income (expense), net:
Interest income	5,058	3,042	10,421	5,194
Change in fair value of derivative warrant liabilities	(29,602)	(20,557)	24,095	32,705
Change in fair value of earn-out liabilities	—	(2,257)	—	6,580
Total other income (expense), net	(24,544)	(19,772)	34,516	44,479
Net income (loss) before provision for income taxes	(52,606)	(39,654)	(19,497)	2,965
Provision for income taxes	—	—	—	—
Net income (loss)	$(52,606)	$(39,654)	$(19,497)	$2,965
Net loss available to common stockholders used in diluted loss per share	$(52,606)	$(39,654)	$(43,592)	$(1,398)
Net income (loss) per share attributable to common stockholders – basic	$(0.16)	$(0.13)	$(0.06)	$0.01
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.13)	$(0.13)	$(0.00)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders – basic and diluted	333,215	298,254	332,640	291,514

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(52,606)	$(39,654)	$(19,497)	$2,965
Other comprehensive income (loss):
Foreign currency translation adjustments	(182)	156	(573)	(29)
Unrealized gain (loss) on available-for-sale debt securities	(864)	65	(2,176)	57
Total other comprehensive income (loss) before income taxes	(1,046)	221	(2,749)	28
Income taxes	—	—	—	—
Total other comprehensive income (loss) after income taxes	(1,046)	221	(2,749)	28
Total comprehensive income (loss)	$(53,652)	$(39,433)	$(22,246)	$2,993

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(19,497)	$2,965
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,484	3,723
Stock-based compensation	12,910	7,728
Change in fair value of earn-out liabilities	—	(6,580)
Change in fair value of derivative warrant liabilities	(24,095)	(32,705)
Accretion of available-for-sale securities	(2,122)	(3,396)
Non-cash lease expense	903	776
Changes in operating assets and liabilities:
Accounts receivable	(1,314)	674
Prepaid expenses, other current assets and other assets	(9,846)	(836)
Deferred revenue	2,469	5
Accounts payable	2,649	618
Accrued expenses and operating lease liabilities	466	(2,792)
Net cash used in operating activities	(31,993)	(29,820)
Cash flows from investing activities:
Purchases of property and equipment	(16,404)	(8,214)
Purchases of available-for-sale securities	(189,605)	(438,518)
Maturities of available-for-sale securities	221,000	77,000
Net cash provided by (used in) investing activities	14,991	(369,732)
Cash flows from financing activities:
Proceeds from sale of common stock through At-The-Market (ATM) Offerings	—	346,719
Proceeds from sale of common stock from Quanta private placement transaction	—	35,000
Payments of offering costs	—	(798)
Net proceeds from tax withholdings on sell-to-cover equity award transactions	—	6,272
Proceeds from issuance of common stock upon exercise of stock options	381	1,443
Proceeds from issuance of common stock upon exercise of warrants	98	459
Net cash provided by financing activities	479	389,095
Effects of exchange rate changes on cash and cash equivalents	(565)	(34)
Net decrease in cash and cash equivalents	(17,088)	(10,491)
Cash and cash equivalents – beginning of period	44,851	67,674
Cash and cash equivalents – end of period	$27,763	$57,183
Supplemental disclosures of other cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	10,118	417
Purchases of property and equipment recorded in accrued expenses	—	11
Non-cash addition to operating lease right-of-use asset and liability	1,421	—
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Promote Sponsor Vesting Shares	—	32,946
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	92	274
Purchases of deferred offering costs in accounts payable	—	90
Unrealized (loss) gain on short term investments	(2,176)	57

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

The Company is located and headquartered in Berkeley, California. The Company also operates in Fremont, California; London, United Kingdom; Adelaide, Australia; British Columbia, Canada; and Thane, India. The Company’s revenue is derived primarily from operations in the United States and the United Kingdom.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for other interim periods or future years.

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

In December 2025, the Financial Accounting Standards Board issued Accounting Standards Update No. 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 Issue 4 (Issue 4) clarifies guidance in Accounting Standards Codification (ASC) 260, Earnings Per Share, on calculating diluted earnings or loss per share (EPS) when an entity reports a loss from continuing operations and has a contract that may be settled in cash or stock. In that situation, an entity must adjust the numerator for any gain or loss as if the contract were classified as equity and determine whether the combined numerator adjustment and potential common shares are dilutive. Issue 4 also clarifies that potentially dilutive shares excluded from the quarterly computations due to losses are included in the year-to-date diluted EPS on a weighted-average-basis if the combined effect is dilutive. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted and may be adopted on an issue-by-issue basis. Issue 4 must be applied retrospectively to all reporting periods presented. The Company adopted Issue 4 on January 1, 2026. The Company’s adoption of Issue 4 did not have an impact on the Company’s calculation of diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2025 because the Company’s Public and Private Warrants were out-of-the-money.  As a result, the change in the fair value of the underlying derivative warrant liabilities for the three and six months ended June 30, 2025 was not considered when computing diluted net loss per share.

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

(3) Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2026 and 2025 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2026	332,308	$33	$1,322,119	$(706)	$(737,848)	$583,598
Issuance of common stock upon exercise of stock options	391	—	330	—	—	330
Issuance of common stock upon exercise of common stock warrants	6	—	138	—	—	138
Issuance of common stock upon release of restricted stock units ("RSUs")	972	—	—	—	—	—
Stock-based compensation	—	—	7,020	—	—	7,020
Foreign currency translation loss	—	—	—	(182)	—	(182)
Change in unrealized loss on available-for-sale securities	—	—	—	(864)	—	(864)
Net loss	—	—	—	—	(52,606)	(52,606)
Balance, June 30, 2026	333,677	$33	$1,329,607	$(1,752)	$(790,454)	$537,434

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	331,283	$33	$1,316,126	$997	$(770,957)	$546,199
Issuance of common stock upon exercise of stock options	419	—	381	—	—	381
Issuance of common stock upon exercise of common stock warrants	9	—	190	—	—	190
Issuance of common stock upon release of RSUs	1,966	—	—	—	—	—
Stock-based compensation	—	—	12,910	—	—	12,910
Foreign currency translation loss	—	—	—	(573)	—	(573)
Change in unrealized loss on available-for-sale securities	—	—	—	(2,176)	—	(2,176)
Net loss	—	—	—	—	(19,497)	(19,497)
Balance, June 30, 2026	333,677	$33	$1,329,607	$(1,752)	$(790,454)	$537,434

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, March 31, 2025	286,975	$29	$719,315	$(88)	$(512,128)	$207,128
Issuance of common stock upon exercise of stock options	1,297	—	1,116	—	—	1,116
Issuance of common stock upon exercise of common stock warrants	10	—	67	—	—	67
Issuance of common stock upon release of RSUs	2,150	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Proceeds from sale of common stock through At-The-Market ("ATM") Offering	30,310	3	346,716	—	—	346,719
Capitalization of offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	3,554	—	—	3,554
Foreign currency translation gain	—	—	—	156	—	156
Change in unrealized gain on available-for-sale securities	—	—	—	65	—	65
Net loss	—	—	—	—	(39,654)	(39,654)
Balance, June 30, 2025	323,762	$32	$1,104,880	$133	$(551,782)	$553,263

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	1,595	—	1,443	—	—	1,443
Issuance of common stock upon exercise of common stock warrants	56	—	733			733
Issuance of common stock upon release of RSUs	5,234	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Proceeds from sale of common stock through ATM Offering	30,310	3	346,716	—	—	346,719
Vesting of Promote Sponsor Vesting Shares	—	—	32,946			32,946
Capitalization of deferred offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	7,728	—	—	7,728
Foreign currency translation loss	—	—	—	(29)	—	(29)
Change in unrealized gain on available-for-sale securities	—	—	—	57	—	57
Net income	—	—	—	—	2,965	2,965
Balance, June 30, 2025	323,762	$32	$1,104,880	$133	$(551,782)	$553,263

(4) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the condensed consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in accumulated other comprehensive income and the fair value of the fixed income securities as of June 30, 2026 and December 31, 2025 are presented in the tables below (in thousands):

	June 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$16,857	$—	$—	$16,857
Cash equivalents	$16,857	$—	$—	$16,857
Available-for-sale investments-short-term:
U.S. treasury securities	$366,519	$36	$(609)	$365,946
Available-for-sale investments – short-term	$366,519	$36	$(609)	$365,946
Available-for-sale investments-long-term:
U.S. treasury securities	$148,189	$—	$(603)	$147,586
Available-for-sale investments – long-term	$148,189	$—	$(603)	$147,586

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$38,721	$—	$—	$38,721
Cash equivalents	$38,721	$—	$—	$38,721
Available-for-sale investments-short-term:
U.S. treasury securities	$397,908	$752	$—	$398,660
Available-for-sale investments – short-term	$397,908	$752	$—	$398,660
Available-for-sale investments-long-term:
U.S. treasury securities	$146,073	$248	$—	$146,321
Available-for-sale investments – long-term	$146,073	$248	$—	$146,321

The Company invests in highly rated investment grade debt securities. As of June 30, 2026, all of the Company’s available-for-sale securities have final maturities of one year or less, except for six U.S. treasury securities classified as long-term with final maturities extending through December 15, 2027. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors.

As of June 30, 2026, there were fourteen securities with an aggregate market value of $372.6 million in an unrealized loss position. The unrealized losses related to these securities aggregated to $1.2 million. None of the securities had been in an unrealized loss position for more than one year. The Company determined that it would not need to sell any of the securities prior to recovery of their amortized cost basis. The Company also determined that the unrealized losses for its available-for-sale securities as of June 30, 2026 were attributable to changes in interest rates and other non-credit related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of June 30 2026. None of the Company’s available-for-sale securities were in an unrealized loss position as of December 31, 2025. No available-for-sale securities were sold during the six months ended June 30, 2026 or June 30, 2025.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$16,857	$—	$—
Short-term investments:
U.S. treasury securities	—	365,946	—
Long-term investments:
U.S. treasury securities	—	147,586	—
Total Assets	$16,857	$513,532	$—
Liabilities:
Derivative warrant liability – Public Warrants	$75,550	$—	$—
Derivative warrant liability – Private Warrants	—	—	2,857
Total Liabilities	$75,550	$—	$2,857

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$38,721	$—	$—
Short-term investments:
U.S. treasury securities	—	398,660	—
Long-term investments:
U.S. treasury security	—	146,321	—
Total Assets	$38,721	$544,981	$—
Liabilities:
Derivative warrant liability – Public Warrants	$85,842	$—	$—
Derivative warrant liability – Private Warrants	—	—	16,751
Total Liabilities	$85,842	$—	$16,751

As of June 30, 2026 and December 31, 2025, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money market funds and 3) U.S. treasury securities.

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

During the three and six months ended June 30, 2026, the number of Private Warrants (a Level 3 measurement) converted to Public Warrants (a Level 1 measurement) were 666,250 and 717,250, respectively. As of the date of conversion, the favorable impact of the transfer of the Private Warrants to Public Warrants on the Company’s net loss for the three and six months ended June 30, 2026, was $1.1 million and $1.3 million, respectively.

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

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the six months ended June 30, 2026, and June 30, 2025 is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2025	$16,751	$—
Change in fair value - three months ended March 31, 2026	(10,044)	—
Transfer from Private Warrants to Public Warrants - three months ended March 31, 2026	(525)	—
Change in fair value - three months ended June 30, 2026	5,688	—
Transfer from Private Warrants to Public Warrants - three months ended June 30, 2026	(9,013)	—
Balance – June 30, 2026	$2,857	$—

Balance – December 31, 2024	$22,830	$45,897
Change in fair value - three months ended March 31, 2025	(7,760)	(8,837)
Vesting of Promote Sponsor Vesting Shares	—	(32,946)
Transfer of Private Warrants to Public Warrants - three months ended March 31, 2025	(7,316)	—
Change in fair value - three months ended June 30, 2025	3,906	2,257
Transfer of Private Warrants to Public Warrants - three months ended June 30, 2025	(224)	—
Balance – June 30, 2025	$11,436	$6,371

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

As of June 30, 2026 and December 31, 2025, Public Warrants issued and outstanding were 8,436,597 and 7,727,912, respectively (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the consolidated statement of operations at each reporting date.

During the three and six months ended June 30, 2026, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 5,918 and 8,565, respectively. During the three and six months ended June 30, 2026, the proceeds from the warrant exercises were $0.1 million and $0.1 million, respectively, and the underlying Public Warrant derivative liabilities on their respective exercise dates were $0.1 million and $0.1 million, respectively. During the three and six months ended June 30, 2025, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 4,248 and 39,794, respectively. During the three and six months ended June 30, 2025, the proceeds from the warrant exercises were insignificant and $0.5 million, respectively, and the underlying Public Warrant derivative liabilities on their respective exercise dates were insignificant and $0.3 million, respectively. The proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on the exercise dates were recorded to par value of Common Stock and additional paid-in capital.

The calculated fair value of the derivative liability for the Public Warrants as of June 30, 2026 and December 31, 2025 was $75.5 million and $85.8 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and six months ended June 30, 2026 was a loss of $23.9 million and a gain of $19.8 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and six months ended June 30, 2025 was a loss of $16.7 million and a gain of $28.8 million, respectively.

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

During the three and six months ended June 30, 2026, the number of Private Warrants that converted to Public Warrants as a result of transfer from the initial purchaser (or such purchaser’s permitted transferees) to other holders were 666,250 and 717,250, respectively. During the three and six months ended June 30, 2025, the number of Private Warrants that converted to Public Warrants as a result of transfer from the initial purchaser (or such purchaser’s permitted transferees) to other holders were 29,599 and 575,000, respectively.

As of June 30, 2026 and December 31, 2025, Private Warrants issued and outstanding were 283,424 and 1,000,674, respectively (Refer to Note 5 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of June 30, 2026 and December 31, 2025 was $2.9 million and $16.8 million, respectively. The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three and six months ended June 30, 2026 was a loss of $5.7 million and a gain of $4.4 million, respectively. The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three and six months ended June 30, 2025 was a loss of $3.9 million and a gain of $3.9 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at June 30, 2026 and December 31, 2025 are as follows:

Valuation Assumptions	June 30, 2026	December 31, 2025
Stock Price	$19.32	$22.15
Strike Price	$11.50	$11.50
Volatility (annual) (%)	106.00%	170.00%
Risk-free rate (%)	3.96%	3.45%
Estimated time to expiration (years)	0.67	1.17
Dividend yield (%)	—	—

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

During the three and six months ended June 30, 2026, none of the Series C Warrants were exercised. During the three and six months ended June 30, 2025, 5,560 and 16,682 Series C Warrants were exercised, respectively, each for one share of Common Stock, in exchange for cash proceeds of $0.01 per share. The proceeds from the warrant exercises were recorded to par value of Common Stock and additional-paid-in capital. As of June 30, 2026 and December 31, 2025, 315,518 Series C Warrants were issued and outstanding.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both June 30, 2026 and December 31, 2025, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	June 30, 2026	December 31, 2025
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

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

Prior to vesting, the Earn-out liabilities were adjusted to fair value for each reporting period using the Monte Carlo simulation model. The change in the fair value of the Earn-out liabilities included in the condensed consolidated statements of operations during the three and six months ended June 30, 2025 was a loss of $2.3 million and a gain of $6.6 million, respectively

(8) Stockholders’ Equity

As of June 30, 2026, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	11,716,146
Stock-Based Awards—RSUs Outstanding	6,742,835
Stock-Based Awards—Options Outstanding	6,141,388
Total	24,600,369

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

During the three months ended June 30, 2025, the Company raised gross proceeds of $350 million from the sale of 30,309,780 shares of its Common Stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share, which represented the full amount of shares available for sale under the Sales Agreement. The net proceeds from the Sales Agreement during the three months ended June 30, 2025 were $346.7 million, after deducting Agent commissions totaling $3.3 million. As of June 30, 2026, there were no remaining shares available for sale pursuant to the Sales Agreement.

(9) Share-Based Compensation

2013 Equity Incentive Plan

In 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) which provided for the grant of qualified incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the Business Combination became effective on March 2, 2022, no additional awards were issued under the 2013 Plan. Awards outstanding under the 2013 Plan continue to be governed by such plan; however, the Company will not grant any further awards under the 2013 Plan.

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of June 30, 2026, there were 45,683,439 shares of Common Stock reserved for issuance under the 2022 Plan, of which 33,687,499 shares remain available for future issuance.

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

Stock Option Activity

The following is a summary of stock option activity (intrinsic values in thousands):

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2025	5,780,464	$1.07	7.29	$121,825
Granted	780,000	16.99
Exercised	(419,076)	0.91		9,771
Forfeited and expired	—	—
Outstanding and expected to vest, June 30, 2026	6,141,388	$3.11	7.22	$99,568
Exercisable, June 30, 2026	3,923,484	$1.24	6.54	$70,596

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

There were no stock options granted during the three months ended June 30, 2026. The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 was $14.71 per share. There were no stock options granted during the three and six months ended June 30, 2025. The intrinsic value of an option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the six months ended June 30, 2026 and June 30, 2025 was $9.8 million and $17.4 million, respectively. The Company received proceeds from stock option exercises during the six months ended June 30, 2026 and June 30, 2025 of $0.4 million and $1.4 million, respectively.

Stock-based compensation expense related to stock options granted to employees was $1.3 million and $1.9 million for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the unrecognized compensation expense related to unvested stock options was $11.9 million, which is expected to be recognized over a weighted-average period of 2.40 years.

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

The valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the six months ended June 30, 2026, were as follows:

Valuation Assumptions	Time-based Stock Option Grants
Strike price	$16.99
Annual volatility (%)	120%
Risk- free rate (%)	3.81%
Expected term (years)	5.77

RSUs

The following is a summary of RSU activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2025	7,333,182	$7.15
Granted	1,523,401	17.17
Vested	(1,966,345)	5.30
Forfeited	(147,403)	10.40
Non-vested at June 30, 2026	6,742,835	$9.89

As of June 30, 2026, the Company’s non-vested RSUs have a service-based vesting condition ranging from 1-4 years. During the year ended December 31, 2023, the Company granted 3,850,000 RSUs with a market-based vesting condition tied to the Company’s stock price. Based upon the terms of such awards, 50% of the shares became vested when the Company’s Common Stock traded at or above $2.00 per share and the other 50% of the shares became vested when the Company’s Common Stock traded at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The $2.00 per share vesting condition was satisfied in December 2024, and the $4.00 per share vesting condition was satisfied in January 2025.

The income tax withholding obligation for all RSUs are satisfied through the sale of shares into the market, otherwise known as Sell-To-Cover (“STC”). The STC transaction and the income tax withholding remittance for the market-based RSUs that vested in December 2024 took place on December 30, 2024. The $6.3 million proceeds from the STC were received by the Company on January 2, 2025.

The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2026 and June 30, 2025, was $17.17 and $9.08 per share, respectively. The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of June 30, 2026 and June 30, 2025, was $130.3 million and $77.6 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the six months ended June 30, 2026 and June 30, 2025 was $34.1 million and $52.7 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the six months ended June 30, 2026 and June 30, 2025 was 1,523,401 and 823,342, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs granted to employees was $5.7 million and $11.0 million for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense related to RSUs granted to employees was $3.0 million and $6.7 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the unrecognized compensation expense related to unvested RSUs was $63.4 million which is expected to be recognized over a weighted-average period of 3.22 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,816	$2,256	$9,284	$5,277
Selling, general and administrative expenses	2,204	1,298	3,626	2,451
Total stock-based compensation expenses	$7,020	$3,554	$12,910	$7,728

(10)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaborative research and professional services	$952	$1,711	$2,251	$3,043
Sales of quantum computers and quantum components	4,098	—	7,144	—
Access to quantum computing systems	88	90	143	230
	$5,138	$1,801	$9,538	$3,273

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$4,098	$—	$7,144	$—
Revenue recognized over time	1,040	1,801	2,394	3,273
	$5,138	$1,801	$9,538	$3,273

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of June 30, 2026, December 31, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2026	December 31, 2025	December 31, 2024
Trade receivables	$3,374	$1,204	$1,498
Unbilled receivables	$491	$1,347	$929
Current portion of deferred revenue	$(3,316)	$(847)	$(113)
Deferred revenue, less current portion	$(698)	$(698)	$(698)

Changes in deferred revenue from contracts with customers were as follows:

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$(1,545)	$(811)
Deferral of revenue	(3,446)	(110)
Recognition of deferred revenue	977	105
Total deferred revenue at end of period	$(4,014)	$(816)
Current portion of deferred revenue	$(3,316)	$(118)
Deferred revenue, less current portion	$(698)	$(698)

Amounts recognized as revenue from beginning contract liabilities during the three and six months ended June 30, 2026 were $1.0 million and $0.8 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and six months ended June 30, 2025 were an immaterial amount and $0.1 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.7 million. The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for remaining performance obligations totaling $1.1 million.

The Company has not identified any costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet. Accordingly, the Company does not have any capitalized contract fulfillment costs as of June 30, 2026 or December 31, 2025.

(11) Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net income (loss), our Chief Operating Decision Maker (the Chief Executive Officer) reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, significant segment expenses and net income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5,138	$1,801	$9,538	$3,273
Less:
Salaries and employee related costs	10,507	7,930	21,077	16,862
Stock-based compensation	7,020	3,554	12,910	7,728
Rent and facilities	2,506	1,495	4,621	2,834
Professional services and legal fees	3,381	2,339	5,634	5,252
Technology & IT costs	1,370	1,225	2,744	2,548
Direct and indirect materials	947	570	2,485	1,263
Depreciation and amortization expense	2,869	1,894	5,484	3,723
Other segment items(1)	29,144	22,448	(25,920)	(39,902)
Segment net income (loss)	$(52,606)	$(39,654)	$(19,497)	$2,965
(1)Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$4,133	$967	$4,911	$1,352
Europe	175	771	767	1,784
Asia and other	830	63	3,860	137
Total revenue	$5,138	$1,801	$9,538	$3,273

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

Significant customers that represent 10% or more of revenue are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	64%	*	34%	*
Customer B	*	*	25%	*
Customer C	16%	*	*	*
Customer D	*	20%	*	17%
Customer E	*	27%	*	15%
Customer F	*	39%	*	53%

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and six months ended June 30, 2026, sales to government entities comprised 18.0% and 22.2% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2025, sales to government entities comprised 91.7% and 90.7% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following table:

	June 30, 2026	December 31, 2025
Customer A	*	20%
Customer B	21%	*
Customer C	43%	*
Customer D	21%	50%
Customer E	*	24%

* Customer accounted for less than 10% of accounts receivable at the respective point in time.

(12) Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) used in basic computation	$(52,606)	$(39,654)	$(19,497)	$2,965
Less: Change in fair value of Public and Private Warrants	—	—	(24,095)	—
Less: Vesting of Promote Sponsor Vesting Shares	—	—	—	(4,363)
Net loss used in diluted computation	$(52,606)	$(39,654)	$(43,592)	$(1,398)
Denominator:
Weighted-average shares outstanding - basic and diluted	333,215	298,254	332,640	291,514
Net income (loss) per share - basic	$(0.16)	$(0.13)	$(0.06)	$0.01
Net loss per share - diluted	$(0.16)	$(0.13)	$(0.13)	$(0.00)

For the three and six months ended June 30, 2026, the Company’s Public and Private Warrants (Refer to Note 6 for Public and Private Warrants) were in-the-money for purposes of computing diluted net loss per share.  For the three months ended June 30, 2026, the losses resulting from the change in the fair value of the underlying derivative warrant liabilities were not excluded from the calculation of diluted net loss per share because the impact was anti-dilutive. For the six months ended June 30, 2026, the gains resulting from the change in the fair value of the underlying derivative warrant liabilities were excluded from the calculation of diluted net loss per share because the impact was dilutive, resulting in a loss for the period. For the six months ended June 30, 2026, the potential common shares resulting from the exercise of the Public and Private Warrants were not included in the denominator for purposes of calculating diluted net loss per share because the impact was anti-dilutive. For the three and six months ended June 30, 2025, the Company’s Public and Private Warrants were out-of-the-money and did not have an impact on the calculation of diluted net loss per share.

As of December 31, 2025, all of the Sponsor Vesting Shares were vested (Refer to Note 7 for Sponsor Vesting Shares and Earn-out liabilities). For the three and six months ended June 30, 2026, the Sponsor Vesting Shares have been included in the computations of basic and diluted net loss per share from the beginning of the period.

The vesting condition for the Promote Sponsor Vesting Shares was satisfied on February 6, 2025. As of June 30, 2025, the vesting condition for the Sponsor Redemption-Based Vesting shares remained unsatisfied. The underlying gain from the change in the fair value of the Promote Sponsor Vesting Shares has been excluded from the calculation of diluted net loss per share for the six months ended June 30, 2025 due to resolution of the contingency, resulting in a net loss for purposes of the computation. For the three and six months ended June 30, 2025, the Promote Sponsor Vesting Shares have been included in the computations of basic and diluted net income (loss) per share from the February 6, 2025 vesting date. The Promote Sponsor Vesting Shares were not included in the calculation of diluted net loss per share for the six months ended June 30, 2025 from the beginning of the period (January 1, 2025) because their effect would be anti-dilutive.  For the three and six months ended June 30, 2025, the number of Sponsor Vesting Shares excluded from the computations of basic and diluted net income (loss) per share because the vesting conditions had not been satisfied totaled 580,273 shares.

The weighted-average common shares outstanding for the three and six months ended June 30, 2026 include 315,518 weighted-average shares for warrants having an exercise price of $0.01 per share each. The weighted-average common shares outstanding for the three and six months ended June 30, 2025 include 777,240 and 784,368 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively. The Company excluded the following potentially dilutive securities from the computations of diluted net loss per share for the three and six months ended June 30, 2026 and June 30, 2025 because their effect would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Common Stock warrants (1)	10,060,318	14,410,623
Stock Options	6,141,388	6,536,637
Restricted Stock Units	6,742,835	6,544,122
	22,944,541	27,491,382
(1)	The number of outstanding warrants as of both June 30, 2026 and June 30, 2025 does not include 1,340,310 unvested Customer Warrants.

(13)	Income Taxes

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

The Company has incurred a cumulative pre-tax loss for the past three years. The Company expects that it will continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for its deferred tax assets. Accordingly, the Company did not record a provision for income taxes for either the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

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

(15) Leases

In April 2026, the Company entered into an operating lease agreement for the sublease of 12,543 square feet of additional building space located in Berkeley California, which will expire on November 30, 2029. The sublease agreement provides for increasing rental payments at fixed intervals, totaling $1.5 million over the 42-month lease term. Under the terms of the sublease agreement, the Company is responsible for its pro rata share of building operating costs and taxes, estimated to be approximately $0.4 million per year.

Upon lease commencement, the Company recorded an initial right-of-use asset and a corresponding lease liability of $1.4 million, measured using an incremental borrowing rate of 6.85%.

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

Overview

We build quantum computers and the superconducting quantum processors that power them. We believe quantum computing represents one of the most transformative emerging capabilities in the world today. By leveraging quantum mechanics, we believe our quantum computers process information in fundamentally new, more powerful ways than classical computers. When scaled, it is anticipated that these systems will be poised to solve problems of staggering computational complexity at unprecedented speed. We are located and headquartered in Berkeley, California. We also operate in Fremont, California; London, United Kingdom; Adelaide, Australia; British Columbia, Canada; and Thane, India. Our revenue is derived primarily from operations in the United States and the United Kingdom.

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

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers. We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have incurred significant operating losses since inception. Our net loss was $216.2 million for the year ended December 31, 2025. We incurred a loss from operations of $54.0 million for the six months ended June 30, 2026. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of June 30, 2026, we had an accumulated deficit of $790.5 million.

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

Recent Developments – Department of Commerce Transaction

On May 21, 2026, we announced that our wholly-owned subsidiary, Rigetti & Co, LLC (“Rigetti Sub”) entered into a Letter of Intent (“LOI”) with the U.S. Department of Commerce (the “Department”) under the CHIPS Act of 2022, covering an award (the “Award”) of up to $100.0 million in the aggregate, to be disbursed to Rigetti Sub in multiple payments, with $19.9 million to be made available on or about the date of the Award (the “Award Date”), two subsequent potential payments of $22.2 million and $18.5 million, respectively, to be disbursed contingent on the satisfactory completion of certain project milestones, and subject to the Department’s approval, an additional potential $39.4 million that may be disbursed to Rigetti Sub for other project activities (collectively, the “Department of Commerce Transaction”).

The LOI contemplates that Rigetti Sub will develop intellectual property and equip facilities at multiple existing U.S. project sites to address key technical challenges to accelerate superconducting quantum computing, including conducting, at project facilities, research and development activities related to the miniaturization and integration of readout electronics and leveraging of new, larger cryostat architectures. The Department of Commerce Transaction is subject to the negotiation and execution of definitive award documentation (the “Definitive Award Documents”). The LOI provides that the period of performance of the Award (“Period of Performance”) terminates on the earlier of the completion of all project milestones and five (5) years from the Award Date. Additionally, the LOI requires that Rigetti Sub expend advance payments solely on eligible project costs as defined in the Definitive Award Documents. Under its terms, the LOI terminates upon the execution of the Definitive Award Documents or by mutual agreement of the parties.

Pursuant to the terms of the LOI, in exchange for receiving the Award, the Company will be required to issue shares of the Company’s Common Stock on the Award Date to the Department in the total aggregate potential amount of the Award, at an implied issuance price that is based on the lowest reported closing price per share on: (i) the date that the first draft of the LOI was transmitted from the Department to Rigetti Sub (May 5, 2026), (ii) the date that the LOI was executed by Rigetti Sub and the Department (May 20, 2026), and (iii) the Award Date, in each case, discounted by fifteen percent (15%). The LOI contemplates that, while held by the Department, the securities that the Company will issue pursuant to the Definitive Award Documents will be non-voting to the extent permitted by applicable law and freely transferable.

The LOI provides for certain data and intellectual property rights, domestic production, and research security requirements, including U.S. government license rights and restrictions on transfer of intellectual property developed using funds from the Award, U.S.-ownership and manufacturing requirements, and research security compliance and certification obligations. The LOI also provides the right to the Department to claw back up to the full disbursed Award amount for certain breaches involving intellectual property, domestic production, or research security requirements, or for failure to complete or abandonment of the project.

Pursuant to the LOI, the Company and the Department have agreed to negotiate in good faith to enter into Definitive Award Documents with respect to the Award within 60 days and no later than 90 days after the date of the LOI (unless otherwise extended by the Department). In the event that Definitive Award Documents are not executed and delivered by us during this period as a result of our failure to negotiate in good faith, then the Department has the right (but not the obligation) to unilaterally declare that the LOI is binding and will serve as the operative Definitive Award Document, issue the Award pursuant to the terms included in the LOI and receive the shares of Company Common Stock on the economic terms set forth in the LOI. The LOI further provides that, if we fail to provide such payment to the Department, the Department will be entitled to seek specific performance, damages, or otherwise seek or impose any other remedy available.

The Department of Commerce Transaction remains subject to the negotiation and execution of the Definitive Award Documents, the satisfaction of certain conditions, and final government approvals. There can be no assurance that the Department of Commerce Transaction will be consummated. Even if the Definitive Award Documents are executed, we may not receive the full amount of the Award as subsequent tranches are subject to the achievement of specified milestones, and previously disbursed amounts under the Award may be subject to claw back by the Department in certain circumstances as described above. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of risk factors relating to the Department of Commerce Transaction.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		2026 versus 2025		June 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$5,138	$1,801	$3,337	185%	$9,538	$3,273	$6,265	191%
Cost of revenue	2,950	1,235	1,715	139%	5,972	2,265	3,707	164%
Total gross profit	2,188	566	1,622	287%	3,566	1,008	2,558	254%
Operating expenses:
Research and development	20,728	13,522	7,206	53%	40,685	28,977	11,708	40%
Selling, general and administrative	9,522	6,926	2,596	37%	16,894	13,545	3,349	25%
Total operating expenses	30,250	20,448	9,802	48%	57,579	42,522	15,057	35%
Loss from operations	(28,062)	(19,882)	(8,180)	41%	(54,013)	(41,514)	(12,499)	30%
Other income (expense), net:
Interest income	5,058	3,042	2,016	66%	10,421	5,194	5,227	101%
Change in fair value of derivative warrant liabilities	(29,602)	(20,557)	(9,045)	44%	24,095	32,705	(8,610)	(26)%

Change in fair value of earn-out liabilities	—	(2,257)	2,257	(100)%	—	6,580	(6,580)	(100)%
Total other income (expense), net	(24,544)	(19,772)	(4,772)	24%	34,516	44,479	(9,963)	(22)%
Net income (loss) before provision for income taxes	(52,606)	(39,654)	(12,952)	33%	(19,497)	2,965	(22,462)	NM
Provision for income taxes	—	—	—		—	—	—
Net income (loss)	$(52,606)	$(39,654)	$(12,952)		$(19,497)	$2,965	$(22,462)

*NM – Not Meaningful

Revenue

Revenue increased by $3.3 million and $6.3 million for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, respectively. The increases were mainly due to higher sales of 9-qubit Novera™ quantum computing systems and related products.

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

Cost of Revenue

Cost of revenue increased by $1.7 million and $3.7 million for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, respectively. The increases in cost of revenue were mainly due to higher revenue levels during these periods.

During the three and six months ended June 30, 2026, a significant portion of our revenue was derived from sales of on-premises 9-qubit Novera quantum computing systems and related products. These sales tend to have a higher gross margin profile than sales of collaborative research and professional services.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our sales and development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $7.2 million and $11.7 million for the three and six months ended June 30, 2026, respectively, when compared to the three and six months ended June 30, 2025, respectively.

The increase in research and development expenses for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025, was mainly due to a $2.3 million increase in salaries and employee related costs, a $2.6 million increase in stock-based compensation, a $0.9 million increase in depreciation expenses, a $0.5 million increase in consulting services and a $0.9 million increase in all other research and development costs. The increase in research and development expenses for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, was mainly due to a $3.5 million increase in salaries and employee related costs, a $4.0 million increase in stock-based compensation, a $1.6 million increase in depreciation expenses, a $1.2 million increase in materials costs, a $0.5 million increase in consulting services and a $0.9 million increase in all other research and development costs.

The increase in salaries and employee related costs and stock-based compensation was due to additional hires, annual salary increases and stock-based compensation awards for existing employees. The increase in depreciation expense was due to additional fixed assets being purchased and placed into service.  The increases in consulting, materials and all other research and development costs was due to a ramp-up in our research and development activities related to our goals of achieving quantum advantage and large-scale fault tolerant quantum computing.

We anticipate that research and development expenditures will grow in the future as we continue to focus on our technology roadmap and goals of achieving quantum advantage and large-scale fault tolerant quantum computing. In the future, we may seek to significantly increase our capital expenditures, including to upgrade our current chip fabrication facility, purchase additional dilution refrigeration equipment, and possibly invest in a new quantum chip fabrication facility, which would require a significant amount of cash for capital expenditures and increase our depreciation expense in future years.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.6 million and $3.3 million for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, respectively.

The increase in selling, general and administrative expenses for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025, was mainly due to a $0.9 million increase in stock-based compensation, a $0.6 million increase in legal costs, a $0.5 million increase in consulting and lobbying costs and a $0.6 million increase in all other selling, general and administrative expenses. The increase in selling, general and administrative expenses for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, was mainly due to a $0.7 million increase in salaries and employee related costs, a $1.2 million increase in stock-based compensation, a $0.7 million increase in consulting and lobbying costs and a $0.7 million increase in all other selling, general and administrative expenses.

The increase in salaries and employee-related costs and stock-based compensation was mainly due to annual salary increases and stock-based compensation awards for existing employees. The increase in sales and marketing costs was due to increased investment in sales and marketing activities. The increase in all other selling, general and administrative expenses was due to an increase in employee recruitment, higher headcount and inflation, and typical fluctuations in expense levels.

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

Other income (expenses), net

Interest income

Interest income was $5.1 million and $10.4 for the three and six months ended June 30, 2026, respectively, compared to $3.0 million and $5.2 million for the three and six months ended June 30, 2025, respectively. The increase in interest income during the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, was due to an increase in the balances of our invested cash and available-for-sale investments resulting from an equity offering and the Quanta private placement investment during the second quarter of 2025, and cash proceeds from warrant exercises in the fourth quarter of 2025. Fluctuations in the rates of interest earned on our investments also had an impact on interest income during these periods.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 6 “Warrants” to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three and six months ended June 30, 2026 was a loss of $29.6 million and a gain of $24.1 million, respectively. The change in fair value of our warrant liabilities for the three and six months ended June 30, 2025, was a loss of $20.6 million and a gain of $32.7 million, respectively. The change in fair value for the three and six months ended June 30, 2026 and June 30, 2025 was primarily due to fluctuations in our stock price.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 7 “Earn-out Liabilities” to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

As of December 31, 2025 all of the earn-out liabilities were satisfied and the remaining liability balance was zero. The earn-out liabilities had no impact on our condensed consolidated financial statements for the three and six months ended June 30, 2026, and we do not expect the earn-out liabilities to have any impact on the consolidated financial statements in future periods.

The change in fair value of our earn-out liabilities for the three and six months ended June 30, 2025 was a loss of $2.3 million and gain of $6.6 million, respectively. The change in fair value for the three and six months ended June 30, 2025 was primarily due to fluctuations in our stock price.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record a provision for income taxes for either the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we have financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the year ended December 31, 2025, we incurred net a loss of $216.2 million. We incurred a loss from operations of $54.0 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $790.5 million, and we expect to incur additional losses for the foreseeable future.

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

Net cash used in operating activities during the six months ended June 30, 2026 was $32.0 million, primarily resulting from our net loss of $19.5 million, further reduced by non-cash income totaling $6.9 million. Changes in operating assets and liabilities had a $5.6 million unfavorable impact on the net cash used in operating activities during the six months ended June 30, 2026.

Net cash used in operating activities during the six months ended June 30, 2025 was $29.8 million, primarily resulting from our net income of $3.0 million, reduced by non-cash income totaling $30.5 million. Changes in operating assets and liabilities had a $2.3 million unfavorable impact on the net cash used in operating activities during six months ended June 30, 2025.

Cash used in operating activities increased by $2.2 million to $32.0 million during the six months ended June 30, 2026, from $29.8 million during the six months ended June 30, 2025. The $22.5 million increase in our net loss for the six months ended June 30, 2026, when compared to our net income for the six months ended June 30, 2025, was mostly due to a  reduction in non-cash income during the six months ended June 30, 2026. Non-cash income favorably impacting our net loss decreased by $23.5 million to $6.9 million during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. Higher operating expenses, offset in part by an increase in total gross profit and interest income also negatively impacted our net loss. Operating assets and liabilities had a $3.3 million unfavorable impact on the change in cash used in operating activities during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025.

Cash Flows Provided by (used in) Investing Activities

Cash provided by investing activities during the six months ended June 30, 2026 totaled $15.0 million, resulting from $221.0 million of maturities of available-for-sale securities, partially offset by $189.6 million of purchases of available-for-sale securities and $16.4 million of purchases of property and equipment.

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

Net cash provided by investing activities during the six months ended June 30, 2026 increased by $384.7 million, when compared to the six months ended June 30, 2025, primarily due to a reduction in purchases of available-for-sale securities and higher maturities of available-for-sale securities, offset in part by higher purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 totaled $0.5 million, consisting of proceeds from the exercise of stock options and common stock warrants.

Cash provided by financing activities during the six months ended June 30, 2025 totaled $389.1 million. We received net proceeds of $346.7 million from the sale of 30,309,780 shares of common stock pursuant to our ATM offering that was completed in the six months ended June 30, 2025. We received proceeds of $35.0 million from the sale of 3,020,412 shares of common stock from the private placement transaction with Quanta. We received proceeds of $6.3 million from tax withholdings on sell-to-cover tax equity award transactions, proceeds of $1.4 million from the exercise of stock options and proceeds of $0.5 million from the exercise of warrants. We also paid $0.8 million for offering costs.

Cash provided by financing activities decreased by $388.6 million during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. The decrease was primarily due to lower proceeds from the sale of common stock. During the six months ended June 30, 2025, we received significant net proceeds from the sale of shares of common stock pursuant to an ATM offering and to Quanta. Lower proceeds from the exercise of stock options and common stock warrants and from tax withholdings on sell-to-cover tax equity award transactions during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, also contributed to the decrease.

Contractual Obligations and Contingencies

See Note 16 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for a description of our contractual obligations and contingencies.

We have purchase commitments in the form of open purchase orders, primarily for property and equipment. As of June 30, 2026, the total of these purchase commitments was $35.0 million, of which approximately $21.0 million is related to property and equipment. These amounts are primarily short-term in nature and are expected to be satisfied within the next year. In certain circumstances, the amount of our purchase commitments may change based on the expected timing of order fulfillment from our suppliers. For information regarding our non-cancellable lease obligations, see the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ending December 31, 2025, and Note 15 “Leases” to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q. For information regarding the risks related to our manufacturing and supply chain and other risks, see the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2026 we had cash and cash equivalents of $27.8 million. As of June 30, 2026 we had short-term and long-term available-for-sale investments of $513.5 million. Our cash and cash equivalents are held in bank deposits and money market funds. Our investments are held in U.S. government treasury securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Due to the nature of our investments and their limited duration until maturity, we do not believe we have material exposure to changes in their fair value due to fluctuations in interest rates. Declines in interest rates, however, would reduce our future interest income as securities mature and are re-invested in lower yielding instruments.

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

Derivative Warrant Risk

We are exposed to equity price risk with respect to certain of our outstanding warrants. The fair value of warrants classified as liabilities is remeasured at each reporting date, with changes in fair value recognized in our condensed consolidated statements of operations. The valuation of these instruments is sensitive to changes in:

●The price of our publicly traded common stock warrants;
●Our common stock price;
●Expected volatility;

●Risk-free interest rates; and
●Remaining contractual term.

A hypothetical 10% increase in the price of our publicly traded common stock warrants and the price of our common stock as of June 30, 2026, would have resulted in an increase in the fair value of our warrant liabilities of approximately $8.0 million, with a corresponding impact to other income and expense. Because these instruments are measured at fair value, volatility in the price of our publicly traded common stock warrants or our common stock price may result in non-cash gains or losses in future periods.

Foreign Currency Risk

We have limited foreign currency exposure related to transactions denominated in currencies other than the U.S. dollar, primarily associated with operating costs, international vendor relationships and sales of collaborative research, materials and quantum computers. A hypothetical 10% change in applicable foreign currency exchange rates would not have had a material impact on our results of operations or financial condition as of June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Department of Commerce Transaction

In the event that the Department of Commerce Transaction progresses from the Letter of Intent to Definitive Award Documents, it is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all; any failure to meet a milestone could result in the withholding of funding and may subject previously disbursed amounts to clawback provisions.

On May 21, 2026, we announced that our wholly-owned subsidiary, Rigetti Sub, entered into the Letter of Intent with the Department of Commerce under the CHIPS Act of 2022, covering an award amount of up to an aggregate $100.0 million, to be disbursed to Rigetti Sub in one payment of $19.9 million to be made on the Award Date, two potential subsequent payments of $22.2 million and $18.5 million, respectively, in connection with the satisfactory completion of certain project milestones, and an additional potential $39.4 million that may be disbursed for other project activities. The Letter of Intent for the Department of Commerce Transaction provides, and the Definitive Award Documents for such collaboration are anticipated to provide, that the Award amounts will be released to us in phases over time subject to our achievement of specified business milestones, all of which are expected to be required to be achieved within the five-year Period of Performance. There can be no assurance that such milestones will be achieved on the expected timeline, or at all. If we are unable to meet such milestones, the corresponding funding will not be released to us. Our satisfaction of any given milestone, and receipt of the associated funding, does not guarantee that we will be able to meet any subsequent milestones and may subject previously disbursed amounts to clawback provisions. Further, our satisfaction of one or more milestones for one project does not guarantee that we will be able to meet any milestones for the other projects. Additionally, our ability to address key technical challenges related to superconducting quantum computing, including research and development activities related to the miniaturization and integration of readout electronics and leveraging of new, larger cryostat architectures is dependent upon a multitude of technical, commercial, organizational and ecosystem factors.

The Department of Commerce Transaction is currently contemplated pursuant to the Letter of Intent and remains subject to the negotiation and execution of the Definitive Award Documents, satisfaction of conditions precedent, and final government approvals, and there can be no assurance that such documentation will be executed or that the collaboration will be consummated on the anticipated terms or at all, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Furthermore, the Letter of Intent obligates us to negotiate in good faith with the Department to execute and deliver the Definitive Award Documents for the Department of Commerce Transaction within 60 days and no later than 90 days after the date of the Letter of Intent (unless otherwise extended by the Department) and includes certain requirements with respect to negotiation matters. In the event that Definitive Award Documents are not executed and delivered by during this period of 90 days after the date of the Letter of Intent as a result of our failure to negotiate in good faith, and if the Department has complied with its obligation to negotiate the Definitive Award Documents in good faith during such period, then the Department has the right (but not the obligation) to unilaterally declare that the Letter of Intent is binding and will serve as the operative Definitive Award Document, and to issue the Award pursuant to the terms included in the Letter of Intent and require us to issue shares of Company common stock on the economic terms set forth in the Letter of Intent. We have no such similar right to enforce the terms of the Letter of Intent. The Letter of Intent further provides that, if we fail to provide such payment to the Department, the Department will be entitled to seek specific performance, damages, or otherwise seek or impose any other remedy available.

While we may execute Definitive Award Documents with the government and receive funding thereafter, there can be no assurances that the authorization and continued support for the transactions contemplated by the Definitive Award Documents will not be modified, challenged or impaired in the future, which could adversely affect on our business, prospects, financial condition and results of operations.

We expect to enter into Definitive Award Documents for the Department of Commerce Transaction on substantially the terms set forth in the Letter of Intent. However, given the heightened sensitivity and complexity of contracting with a government entity, particularly in a high-profile industry implicating national security, there can be no assurances that terms of the Department of Commerce Transaction, including the Definitive Award Documents once executed, will not be modified, challenged or impaired in the future, which could adversely affect our business, prospects, financial condition and results of operations. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of the Department of Commerce Transaction, or the related Definitive Award Documents, was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and Department funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. Furthermore, while the Department is expected to be contractually bound under the Definitive Award Documents, if breached, no other agency, office or branch of the federal government has made any assurances or will have any obligations under the Definitive Award Documents to actively support, accede to or refrain from challenging, investigating or otherwise impeding the commitments and obligations of the parties to the Definitive Award Documents or relating to the Department of Commerce Transaction, whether now or in the future. The Department of Commerce Transaction may also be challenged by other third parties and is subject to the risk of litigation, the cost and result of which could adversely affect our business, prospects, financial condition and results of operations.

Future funding may be required to meet milestones under the Department of Commerce Transaction. Our ability to fund such obligations from our balance sheet or by raising additional equity or debt financing may be adversely affected by market conditions, interest rates, investor risk appetite, or macroeconomic factors beyond our control.

In the event that our budgeted sources of cash assumed to fund the Department of Commerce Transaction are lower than anticipated, we would be obligated under the terms of the Definitive Award Documents to find an alternative source of cash. Our ability to fund such obligations from our balance sheet would depend on the strength of our balance sheet at the time. Our ability to obtain such capital would depend on market conditions and our operating performance, and may result in higher costs of capital, increased leverage, or dilution to existing stockholders. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing would dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, could involve restrictions on financing and operating activities. Interest on such debt could also increase costs and negatively impact operating results.

If we need additional financing and are unable to obtain it as needed, and at competitive rates, our ability to fund our current operations and implement our business plan and strategy could be negatively affected, and we could be forced to reduce the scope of our operations and scale back our research and development programs. Certain market disruptions could also increase our cost of borrowing or negatively affect our ability to access one or more financial markets. Such market disruptions could result from:

●	adverse macroeconomic conditions, including inflationary factors or the occurrence of recession;
●	adverse equity or debt capital market conditions, including as a result of rising interest rates;
●	poor performance and health of the quantum computing industry in general;
●	bankruptcy or financial distress of quantum computing companies;
●	significant decreases in the current or future anticipated demand for quantum computing; or
●	adverse regulatory actions that could impact the quantum computing industry.

Because the Department will keep 100% of the shares of Company common stock that it is receiving whether or not the Department of Commerce Transaction is funded in full or at all, if all or part of the Department of Commerce Transaction is not funded for any reason, or if the funding is received but subsequently clawed back, existing holders of our Company common stock may experience dilution without a corresponding infusion of capital into the Company.

Pursuant to the Letter of Intent, as a condition to entry into the Definitive Award Documents for the Department of Commerce Transaction, we will be required to issue shares of the Company’s common stock on the Award Date to the Department in the total amount of the Award, at an implied issuance price that is based on the lowest reported closing price per share on: (i) the date that the first draft of the Letter of Intent was transmitted from the Department to Rigetti Sub (May 5, 2026), (ii) the date that the Letter of Intent is executed by Rigetti Sub and the Department (May 20, 2026), and (iii) the Award Date, in each case, discounted by fifteen percent (15%). The Department will retain 100% of such shares whether or not the Award is funded in full or if the funding is received but subsequently clawed back. Accordingly, existing common stockholders will experience dilution of their ownership positions in connection with any such issuance. If the trading price of our common stock declines prior to the Award Date, we may be required to issue a substantial number of shares on the Award Date and existing common stockholders would experience substantial dilution of their ownership positions without a corresponding infusion of capital into the Company.

If the shares of common stock that we issue to the Department are subsequently sold by the Department or its nominee into the public markets, or a perception begins to exist that such sales might occur, the market price of our common stock could become depressed, with could further impair our ability to raise capital through the sale of additional equity securities.

The financial, tax and accounting treatment of the Department of Commerce Transaction contemplated by the Definitive Award Documents remains uncertain and subject to change.

Given both the novelty and complexity of the Department of Commerce Transaction, and the ongoing negotiation of the Definitive Award Documents, our initial analysis of the financial, tax and accounting implications of our commitments and obligations in connection with the Department of Commerce Transaction has not been completed. Additionally, no assurance can be provided that this initial assessment will not require adjustment or amendment over time due to changes in tax law or regulations, accounting practices and requirements and unforeseen developments in the course of performing under the Definitive Award Documents, particularly with respect to characterization of payments received from the Department, among other considerations. The Definitive Award Documents for the Department of Commerce Transaction will be highly integrated, and certain of the obligations under each agreement are expected to be contingent upon or impacted by the terms and obligations of the others. If one or more of such agreements, or one or more elements of the transactions, were to be altered, amended or terminated, management would need to assess the financial, tax and accounting implications of such changes, which could be significant, together with any related available remedies. We are unable to predict, and may not be able to anticipate, either these changes or the impact thereof. Any of the foregoing could negatively affect our business, prospects, financial condition and results of operations, including, but not limited to, causing changes to our financial outlook, recharacterizations, restatements or other modifications of our financial statements or adjustments to previously provided estimates or guidance.

The Definitive Award Documents will contain affirmative and negative covenants that may restrict our ability and the ability of our subsidiaries to take actions management believes are important to our long-term strategy, and the pursuit of the Award milestones may distract our management team and other employees from other matters important to our long-term strategy.

The Definitive Award Documents for the Department of Commerce Transaction will contain affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. In addition, the Department of Commerce Transaction will be subject to comprehensive, ongoing reporting and disclosure obligations, including financial, operational, cybersecurity and supply chain information.

Compliance with the affirmative and negative covenants contained in the Definitive Award Documents could restrict our ability to take actions that management believes may be important to our long-term strategy. If strategic transactions we wish to undertake are prohibited by the Definitive Award Documents, our ability to execute our long-term strategy could be adversely affected, which could in turn have an adverse effect on our business, prospects, financial condition, or results of operations. For example, any requirement to obtain government approval or consent, or to provide notification, could delay or limit future financings, mergers, acquisitions, or asset dispositions. Furthermore, the pursuit of the Award milestones may distract our management team and other employees from other matters important to our long-term strategy.

The Letter of Intent also includes certain restrictions designed to require us to maintain a nexus with the United States. These restrictions include a requirement that future ownership of any invention that is or may be patentable under U.S. law generated in connection with activities funded under the Definitive Award Documents, as well as certain underlying background intellectual property owned by us, be restricted to U.S. company ownership for ten years following the Period of Performance or the first commercial sale of the funded innovation, whichever is later. Additionally, we must notify the Department of our intent to sell, transfer, or assign ownership of any such inventions or background intellectual property at least 60 days prior to any such transaction. Federally funded innovations are additionally required to be produced exclusively in the United States during the Period of Performance and for ten years thereafter, subject to certain limited exceptions and as to be further defined in the Definitive Award Documents. Under the terms of the Letter of Intent, the Department has the right to claw back up to the full disbursed Award amount in the event of (a) any breach of the terms of the Definitive Award Documents relating to domestic control of intellectual property, domestic production, or research security provisions, or (b) any failure to timely complete certain required project activities (defined in the Definitive Award Documents) or abandonment of the project. The Letter of Intent also includes various compliance and certification obligations related to the Research Security Program of the Department, which are designed to protect scientific research, intellectual property, and critical technology from foreign interference, theft, and misuse.

Given the scarcity of U.S. precedents for transactions such as those contemplated under the Department of Commerce Transaction and the government becoming a stockholder of ours, we may experience other adverse consequences resulting from the potential announcement or completion of the Department of Commerce Transaction.

Given the scarcity of recent U.S. precedents for transactions such as those contemplated by Department of Commerce Transaction, it is difficult to foresee all the potential consequences. Among other things, there could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors. There may also be litigation related to the Department of Commerce Transaction or otherwise and increased public or political scrutiny with respect our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Other than as set forth below, during the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

On June 3, 2026, Alissa Fitzgerald, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 14,869 shares of our Common Stock, including shares obtained from the potential exercise of vested stock options, depending on the market prices of the securities. The plan is scheduled to terminate on June 1, 2027, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

On June 4, 2026, Jeffrey Bertelsen, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 450,000 shares of our Common Stock obtained from the potential exercise of vested stock options, depending on the market prices of the securities. The plan is scheduled to terminate on December 31, 2027, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

On June 10, 2026, Subodh Kulkarni, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 1,120,000 shares of our Common Stock obtained from the potential exercise of vested stock options, depending on the market prices of the securities. The plan is scheduled to terminate on December 31, 2027, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

On June 15, 2026, Michael Clifton, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 300,000 shares of our Common Stock, depending on the market prices of the securities. The plan is scheduled to terminate on September 14, 2027, subject to earlier termination upon the sale of all securities subject to the plan, or as otherwise provided in the plan.

ITEM 6 – EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Second Amended and Restated Bylaws of Rigetti Computing, Inc.	10-K	001-40140	3.2	March 4, 2026

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1#+	Sublease, dated as of April 17, 2026, by and between Rigetti & Co, LLC and Chinook Therapeutics, Inc.	8-K	001-40140	10.1	April 21, 2026

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
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

#     Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(a)(6).

+     Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.

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

Date: August 6, 2026