Form 10-Q
period 2026-09-30
Rigetti Computing, Inc.
filed 2026-11-10
CIK 1838359

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from         to

Commission File Number (001-40140)

,

RIGETTI COMPUTING, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0950636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

775 Heinz Avenue
Berkeley, California	94710
(Address of principal executive offices)	(Zip Code)

(510) 210-5550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	RGTI	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	RGTIW	The Nasdaq Capital Market

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

As of November 6, 2026, there were 342,783,018 shares of the registrant’s Common Stock issued and outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to achieve milestones, and/or technological advancements, including with respect to executing on our technology roadmap and developing practical applications,
●	the potential of quantum computing and estimated market size and market growth including with respect to our long-term business strategies for sales of quantum computers and quantum computing as a service (“Quantum Computing as a Service,” or “QCaaS”),
●	the advantages of superconducting modality of quantum computing, including scalability and gate speeds, and open modular architecture for quantum computing,
●	the ability to satisfy the funding conditions of, and to realize the anticipated benefits from, the transaction with the U.S. Department of Commerce (the “Department”), and the impact of the restrictions and requirements under the transaction agreements on our business,
●	our ability and timeline to monetize our investments in quantum computing, if at all,

●	the success of our partnerships and collaborations, including the Collaboration Agreement with Quanta Computer, Inc., a Taiwan Corporation (“Quanta”),
●	our contracts with U.S. government entities subject us to risks including early termination, audits, investigations, sanctions, penalties and restrictions that may limit our business activities and strategic flexibility,
●	unfavorable conditions in our industry, the global economy or global supply chain (including any supply chain impacts from future and ongoing military conflicts around the world and sanctions related thereto, governmental actions and regulations, such as trade protections, tariffs or other restrictions), levels of future economic activity, inflation, interest rates and financial and credit market fluctuations,
●	macroeconomic conditions, including global economic and geopolitical conditions, military conflicts, government shutdowns, disruptions to and volatility and uncertainty in the credit and financial markets, uncertainty in levels of future economic activity, inflation and interest rates,
●	our ability to accelerate our development of multiple generations of quantum processors,
●	customer concentration and the risk that a significant portion of our revenue currently depends on contracts with the public sector,
●	the outcome of any legal proceedings that have or may be instituted against us or others,
●	our ability to execute on our business strategy, including monetization of our products,
●	our financial performance, growth rate and market opportunity,
●	our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees,
●	costs related to operating as a public company, including the additional costs associated with the loss of the ability to use scaled disclosures available to smaller reporting companies (“SRCs”),
●	the time and attention necessary with respect to our increased disclosure and compliance obligations associated with the loss of our SRC status under the current rules of the Securities and Exchange Commission (the “SEC”),
●	our ability to maintain effective internal controls over financial reporting,
●	the impact of, and changes in, applicable laws or regulations, including international trade policies and tax legislation,
●	the possibility that we may be adversely affected by other economic, business, or competitive factors,
●	our ability to implement our strategic initiatives, expansion plans and continue to innovate our existing products and services,
●	the sufficiency of our cash resources and our ability to raise additional capital when needed and on attractive terms,
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors,
●	our estimates regarding expenses, profitability, future revenue, capital requirements and needs for additional financing, and
●	our ability or decisions to expand or maintain our existing customer base.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and par value)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,799	$44,851
Available-for-sale investments - short-term	337,514	398,660
Accounts receivable	3,891	2,551
Prepaid expenses	4,714	3,186
Other current assets	14,706	5,512
Total current assets	406,624	454,760
Available-for-sale investments - long-term	113,830	146,321
Property and equipment, net	87,476	57,051
Operating lease right-of-use assets	6,407	6,411
Other assets	9,607	2,031
Total assets	$623,944	$666,574

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,870	$3,488
Accrued expenses and other current liabilities	6,876	5,582
Current derivative warrant liabilities	53,086	—
Current portion of deferred revenue	3,232	847
Current portion of operating lease liabilities	2,753	2,235
Total current liabilities	76,817	12,152
Deferred revenue, less current portion	698	698
Operating lease liabilities, less current portion	4,463	4,932
Derivative warrant liabilities	—	102,593
Total liabilities	81,978	120,375
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized, 342,704,604 shares issued and outstanding at September 30, 2026 and 331,282,895 shares issued and outstanding at December 31, 2025	34	33
Additional paid-in capital	1,337,893	1,316,126
Accumulated other comprehensive (loss) income	(2,370)	997
Accumulated deficit	(793,591)	(770,957)
Total stockholders’ equity	541,966	546,199
Total liabilities and stockholders’ equity	$623,944	$666,574

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,411	$1,947	$10,949	$5,220
Cost of revenue	554	1,543	6,526	3,808
Total gross profit	857	404	4,423	1,412
Operating expenses:
Research and development	25,495	15,020	66,180	43,997
Selling, general and administrative	8,548	5,933	25,442	19,478
Total operating expenses	34,043	20,953	91,622	63,475
Loss from operations	(33,186)	(20,549)	(87,199)	(62,063)
Other income (expense), net:
Interest income	4,758	5,598	15,179	10,792
Change in fair value of derivative warrant liabilities	25,291	(181,955)	49,386	(149,250)
Change in fair value of earn-out liabilities	—	(4,062)	—	2,518
Total other income (expense), net	30,049	(180,419)	64,565	(135,940)
Net loss before provision for income taxes	(3,137)	(200,968)	(22,634)	(198,003)
Provision for income taxes	—	—	—	—
Net loss	$(3,137)	$(200,968)	$(22,634)	$(198,003)
Net loss available to common stockholders used in diluted loss per share	$(28,428)	$(200,968)	$(72,020)	$(198,003)
Net loss per share attributable to common stockholders – basic	$(0.01)	$(0.62)	$(0.07)	$(0.65)
Net loss per share attributable to common stockholders – diluted	$(0.08)	$(0.62)	$(0.21)	$(0.65)
Weighted average shares used to compute net loss per share attributable to common stockholders – basic	336,411	325,024	333,911	302,807
Weighted average shares used to compute net loss per share attributable to common stockholders – diluted	338,913	325,024	337,049	302,807

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(3,137)	$(200,968)	$(22,634)	$(198,003)
Other comprehensive income (loss):
Foreign currency translation adjustments	316	(73)	(257)	(102)
Unrealized gain (loss) on available-for-sale debt securities	(934)	630	(3,110)	687
Total other comprehensive income (loss) before income taxes	(618)	557	(3,367)	585
Income taxes	—	—	—	—
Total other comprehensive income (loss) after income taxes	(618)	557	(3,367)	585
Total comprehensive loss	$(3,755)	$(200,411)	$(26,001)	$(197,418)

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,634)	$(198,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,231	5,797
Stock-based compensation	20,870	12,027
Change in fair value of earn-out liabilities	—	(2,518)
Change in fair value of derivative warrant liabilities	(49,386)	149,250
Accretion of available-for-sale securities	(2,145)	(7,025)
Non-cash lease expense	1,425	1,175
Changes in operating assets and liabilities:
Accounts receivable	(1,340)	150
Prepaid expenses, other current assets and other assets	(10,425)	(1,846)
Deferred revenue	2,385	(113)
Accounts payable	2,777	569
Accrued expenses and operating lease liabilities	181	(3,105)
Net cash used in operating activities	(49,061)	(43,642)
Cash flows from investing activities:
Purchases of property and equipment	(42,598)	(14,103)
Purchases of available-for-sale securities	(229,329)	(522,605)
Maturities of available-for-sale securities	322,000	147,000
Net cash provided by (used in) investing activities	50,073	(389,708)
Cash flows from financing activities:
Proceeds from sale of common stock through At-The-Market (ATM) Offerings	—	346,719
Proceeds from sale of common stock from Quanta private placement transaction	—	35,000
Payments of offering costs	(591)	(888)
Net proceeds from tax withholdings on sell-to-cover equity award transactions	—	6,272
Proceeds from issuance of common stock upon exercise of stock options	638	1,809
Proceeds from issuance of common stock upon exercise of warrants	138	3,000
Net cash provided by financing activities	185	391,912
Effects of exchange rate changes on cash and cash equivalents	(249)	(103)
Net Increase (decrease) in cash and cash equivalents	948	(41,541)
Cash and cash equivalents – beginning of period	44,851	67,674
Cash and cash equivalents – end of period	$45,799	$26,133
Supplemental disclosures of other cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable	6,721	1,586
Purchases of property and equipment recorded in accrued expenses	—	184
Prepayments for purchases of property and equipment recorded in other assets	(6,919)	—
Non-cash addition to operating lease right-of-use asset and liability	1,421	—
Reclassification of earn-out liabilities to additional paid-in capital for vesting of Sponsor Vesting Shares	—	43,379
Reclassification of derivative liabilities to additional paid-in capital due to exercise of Public Warrants	121	1,609
Purchases of deferred offering costs in accounts payable	139	—
Unrealized (loss) gain on short term investments	(3,110)	687

See accompanying notes to condensed consolidated financial statements.

RIGETTI COMPUTING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S.” and such accounting principles, “GAAP”) for complete financial statements due to the permitted exclusion of certain disclosures for interim reporting. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary under GAAP for a fair presentation of results for the interim periods presented have been included. As a result of displaying amounts in thousands, rounding differences may exist in the condensed consolidated financial statements and footnote tables. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for other interim periods or future years.

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

Emerging Growth Company

Following the Business Combination, the Company qualifies as an emerging growth company (“EGC”) as defined in the Jumpstart our Business Startups (“JOBS”) Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. The Company intends to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. The Company will no longer be an EGC as of December 31, 2026.

Significant Accounting Policies

Except as disclosed in Note 16, there were no material changes to the significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 4, 2026.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, the fair value of share-based awards, the fair value of derivative warrant liabilities, the fair value of Sponsor Vesting Shares issued in connection with the Business Combination, accrued liabilities and contingencies, probability of achievement of milestones under the CHIPS Act Award, depreciation and amortization periods, revenue recognition and accounting for income taxes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment and adjusts when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Statements – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides practical expedients for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (revenue from contracts with customers). ASU 2025-05 was effective for the Company for the interim and annual periods beginning after December 31, 2025. The Company’s adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 Issue 4 (Issue 4) clarifies guidance in Accounting Standards Codification (ASC) 260, Earnings Per Share, on calculating diluted earnings or loss per share (EPS) when an entity reports a loss from continuing operations and has a contract that may be settled in cash or stock. In that situation, an entity must adjust the numerator for any gain or loss as if the contract were classified as equity and determine whether the combined numerator adjustment and potential common shares are dilutive. Issue 4 also clarifies that potentially dilutive shares excluded from the quarterly computations due to losses are included in the year-to-date diluted EPS on a weighted-average-basis if the combined effect is dilutive. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted and may be adopted on an issue-by-issue basis. Issue 4 must be applied retrospectively to all reporting periods presented. The Company adopted Issue 4 on January 1, 2026. The Company’s adoption of Issue 4 did not have an impact on the Company’s calculation of diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2025 because the losses resulting from the change in the fair value of the underlying derivative warrant liabilities for the Company’s Public and Private Warrants were not excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.

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

In December 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities,” to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in the International Financial Reporting Standards, specifically International Accounting Standard No. 20, “Accounting for Government Grants and Disclosure of Government Assistance,” makes certain targeted improvements and modifies certain of the existing disclosure requirements in ASU 832, “Government Assistance.” ASU 2025-10 is effective for public business entities in annual periods beginning after December 31, 2028 (including interim periods within) and one year later for all other entities with early adoption in any period for which financial statements have not been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). The amendments affect a number of areas, including, but not limited to, earnings per share, revenue recognition, and certain aspects of financial instruments and presentation. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted, and the amendments may be adopted on an amendment-by-amendment basis. Transition requirements vary by amendment and may include prospective or retrospective application. As discussed above, the Company adopted Issue 4 of ASU 2025-12 on January 1, 2026. The Company is still evaluating the impact of the remaining issues in this pronouncement on the consolidated financial statements.

(3) Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025 (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2026	333,677	$33	$1,329,607	$(1,752)	$(790,454)	$537,434
Issuance of common stock upon exercise of stock options	416	—	257	—	—	257
Issuance of common stock upon exercise of common stock warrants	4	—	70	—	—	70
Issuance of common stock upon release of restricted stock units ("RSUs")	868	—	—	—	—	—
Issuance of common stock pursuant to the U.S. Department of Commerce CHIPS Act Award	7,740	1	(1)	—	—	—
Stock-based compensation	—	—	7,960	—	—	7,960
Foreign currency translation gain	—	—	—	316	—	316
Change in unrealized loss on available-for-sale securities	—	—	—	(934)	—	(934)
Net loss	—	—	—	—	(3,137)	(3,137)
Balance, September 30, 2026	342,705	$34	$1,337,893	$(2,370)	$(793,591)	$541,966

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	331,283	$33	$1,316,126	$997	$(770,957)	$546,199
Issuance of common stock upon exercise of stock options	835	—	638	—	—	638
Issuance of common stock upon exercise of common stock warrants	13	—	260	—	—	260
Issuance of common stock upon release of RSUs	2,834	—	—	—	—	—
Issuance of common stock pursuant to the U.S. Department of Commerce CHIPS Act Award	7,740	1	(1)	—	—	—
Stock-based compensation	—	—	20,870	—	—	20,870
Foreign currency translation loss	—	—	—	(257)	—	(257)
Change in unrealized loss on available-for-sale securities	—	—	—	(3,110)	—	(3,110)
Net loss	—	—	—	—	(22,634)	(22,634)
Balance, September 30, 2026	342,705	$34	$1,337,893	$(2,370)	$(793,591)	$541,966

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, June 30, 2025	323,762	$32	$1,104,880	$133	$(551,782)	$553,263
Issuance of common stock upon exercise of stock options	399	1	365	—	—	366
Issuance of common stock upon exercise of common stock warrants	227	—	3,876	—	—	3,876
Issuance of common stock upon release of RSUs	920	—	—	—	—	—
Vesting of Sponsor Redemption-Based Vesting Shares	—	—	10,433	—	—	10,433
Stock-based compensation	—	—	4,299	—	—	4,299
Foreign currency translation loss	—	—	—	(73)	—	(73)
Change in unrealized gain on available-for-sale securities	—	—	—	630	—	630
Net loss	—	—	—	—	(200,968)	(200,968)
Balance, September 30, 2025	325,308	$33	$1,123,853	$690	$(752,750)	$371,826

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	283,547	$29	$681,202	$105	$(554,747)	$126,589
Issuance of common stock upon exercise of stock options	1,994	1	1,808	—	—	1,809
Issuance of common stock upon exercise of common stock warrants	283	—	4,609	—	—	4,609
Issuance of common stock upon release of RSUs	6,154	—	—	—	—	—
Proceeds from sale of common stock from Quanta private placement transaction	3,020	—	35,000	—	—	35,000
Proceeds from sale of common stock through At-The-Market ("ATM") Offering	30,310	3	346,716	—	—	346,719
Vesting of Promote Sponsor Vesting Shares	—	—	32,946	—	—	32,946
Vesting of Sponsor Redemption-Based Vesting Shares	—	—	10,433	—	—	10,433
Capitalization of deferred offering costs to equity upon share issuance	—	—	(888)	—	—	(888)
Stock-based compensation	—	—	12,027	—	—	12,027
Foreign currency translation loss	—	—	—	(102)	—	(102)
Change in unrealized gain on available-for-sale securities	—	—	—	687	—	687
Net loss	—	—	—	—	(198,003)	(198,003)
Balance, September 30, 2025	325,308	$33	$1,123,853	$690	$(752,750)	$371,826

(4) Investments

All investments in fixed income securities are classified as cash equivalents or available-for-sale in the condensed consolidated balance sheets based on the underlying maturity date of each investment. Fixed income securities are recorded at their estimated fair value. The amortized cost, gross unrealized holding gains and losses included in accumulated other comprehensive income and the fair value of the fixed income securities as of September 30, 2026 and December 31, 2025 are presented in the tables below (in thousands):

	September 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$36,586	$—	$—	$36,586
Cash equivalents	$36,586	$—	$—	$36,586
Available-for-sale investments-short-term:
U.S. treasury securities	$338,795	$—	$(1,281)	$337,514
Available-for-sale investments – short-term	$338,795	$—	$(1,281)	$337,514
Available-for-sale investments-long-term:
U.S. treasury securities	$114,659	$—	$(829)	$113,830
Available-for-sale investments – long-term	$114,659	$—	$(829)	$113,830

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash equivalents:
Money market funds	$38,721	$—	$—	$38,721
Cash equivalents	$38,721	$—	$—	$38,721
Available-for-sale investments-short-term:
U.S. treasury securities	$397,908	$752	$—	$398,660
Available-for-sale investments – short-term	$397,908	$752	$—	$398,660
Available-for-sale investments-long-term:
U.S. treasury securities	$146,073	$248	$—	$146,321
Available-for-sale investments – long-term	$146,073	$248	$—	$146,321

The Company invests in highly rated investment grade debt securities. As of September 30, 2026, all of the Company’s available-for-sale securities have final maturities of one year or less, except for five U.S. treasury securities classified as long-term with final maturities extending through February 29, 2028. The Company reviews the individual securities that have unrealized losses on a regular basis. The Company evaluates whether it has the intention to sell any of these investments and whether it is more likely than not that it will be required to sell any of them before recovery of the amortized cost basis. The Company additionally evaluates whether the decline in fair value of the securities below their amortized cost basis is related to credit losses or other factors.

As of September 30, 2026, there were seventeen securities with an aggregate market value of $451.3 million in an unrealized loss position. The unrealized losses related to these securities aggregated to $2.1 million. None of the securities had been in an unrealized loss position for more than one year. The Company determined that it would not need to sell any of the securities prior to recovery of their amortized cost basis. The Company also determined that the unrealized losses for its available-for-sale securities as of September 30, 2026 were attributable to changes in interest rates and other non-credit related factors. Accordingly, the Company determined that none of the unrealized losses were other-than-temporary, and that recognition of an impairment charge was not required as of September 30, 2026. None of the Company’s available-for-sale securities were in an unrealized loss position as of December 31, 2025. No available-for-sale securities were sold during the nine months ended September 30, 2026 or September 30, 2025.

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

The following tables present the fair value hierarchy used to measure the Company’s financial assets and liabilities as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$36,586	$—	$—
Short-term investments:
U.S. treasury securities	—	337,514	—
Long-term investments:
U.S. treasury securities	—	113,830	—
Total Assets	$36,586	$451,344	$—
Liabilities:
Derivative warrant liability – Public Warrants	$51,357	$—	$—
Derivative warrant liability – Private Warrants	—	—	1,729
Total Liabilities	$51,357	$—	$1,729

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$38,721	$—	$—
Short-term investments:
U.S. treasury securities	—	398,660	—
Long-term investments:
U.S. treasury security	—	146,321	—
Total Assets	$38,721	$544,981	$—
Liabilities:
Derivative warrant liability – Public Warrants	$85,842	$—	$—
Derivative warrant liability – Private Warrants	—	—	16,751
Total Liabilities	$85,842	$—	$16,751

As of September 30, 2026 and December 31, 2025, the Company has recorded the following financial instruments subject to fair value measurements: 1) Derivative warrant liabilities—Public Warrants and Private Warrants, 2) Money market funds and 3) U.S. treasury securities.

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

During the three and nine months ended September 30, 2025, the vesting conditions for the Sponsor Vesting Shares (as defined in Note 7) were satisfied, and the underlying earn-out liabilities (Refer to Note 7 for Earn-out liabilities) were adjusted to fair value using the closing market price of the Company’s Common Stock on their respective vesting dates. The earn-out liability for the Sponsor Redemption-Based Vesting Shares (as defined in Note 7) as of their August 14, 2025 vesting date was $10.4 million. The earn-out liability for the Promote Sponsor Vesting Shares (as defined in Note 7) as of their February 6, 2025 vesting date was $32.9 million. The earn-out liabilities for the Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates. As of December 31, 2025, all of the Sponsor Vesting Shares were vested and the earn-out liabilities balance was zero.

During the three and nine months ended September 30, 2026, the number of Private Warrants (a Level 3 measurement) converted to Public Warrants (a Level 1 measurement) were zero and 717,250, respectively. As of the date of conversion, the favorable impact of the transfer of the Private Warrants to Public Warrants on the Company’s net loss for the three and nine months ended September 30, 2026, was zero and $1.3 million, respectively.

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

A summary of the changes in the fair value of the Company’s Level 3 financial instruments during the nine months ended September 30, 2026, and September 30, 2025 is as follows (in thousands):

	Derivative
	Warrant Liability -	Earn-out
	Private Warrants	Liabilities
Balance – December 31, 2025	$16,751	$—
Change in fair value - three months ended March 31, 2026	(10,044)	—
Transfer from Private Warrants to Public Warrants - three months ended March 31, 2026	(525)	—
Change in fair value - three months ended June 30, 2026	5,688	—
Transfer from Private Warrants to Public Warrants - three months ended June 30, 2026	(9,013)	—
Change in fair value - three months ended September 30, 2026	(1,128)	—
Balance – September 30, 2026	$1,729	$—

Balance – December 31, 2024	$22,830	$45,897
Change in fair value - three months ended March 31, 2025	(7,760)	(8,837)
Vesting of Promote Sponsor Vesting Shares	—	(32,946)
Transfer of Private Warrants to Public Warrants - three months ended March 31, 2025	(7,316)	—
Change in fair value - three months ended June 30, 2025	3,906	2,257
Transfer of Private Warrants to Public Warrants - three months ended June 30, 2025	(224)	—
Change in fair value - three months ended September 30, 2025	19,120	4,062
Vesting of Sponsor Redemption-Based Vesting Shares	—	(10,433)
Transfer of Private Warrants to Public Warrants - three months ended September 30, 2025	(4,135)	—
Balance – September 30, 2025	$26,421	$—

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

As of September 30, 2026 and December 31, 2025, Public Warrants issued and outstanding were 8,433,088 and 7,727,912, respectively (Refer to Note 5 for fair value measurement). The Public Warrants are accounted for as a derivative liability. The fair value of the Public Warrants is measured at each reporting period based on the listed price for the warrants, with subsequent changes in the fair value recognized in the consolidated statement of operations at each reporting date.

During the three and nine months ended September 30, 2026, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 3,509 and 12,074, respectively. During the three and nine months ended September 30, 2026, the proceeds from the warrant exercises were less than $0.1 million and $0.1 million, respectively, and the underlying Public Warrant derivative liabilities on their respective exercise dates were less than $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2025, the number of Public Warrants exercised, each for one share of Common Stock in exchange for cash proceeds of $11.50 per share, were 221,118 and 260,912, respectively. During the three and nine months ended September 30, 2025, the proceeds from the warrant exercises totaled $2.5 million and $3.0 million, respectively, and the underlying Public Warrant derivative liabilities on their respective exercise dates totaled $1.3 million and $1.6 million, respectively.The proceeds from the warrant exercises and the underlying Public Warrant derivative liabilities on the exercise dates were recorded to par value of Common Stock and additional paid-in capital.

The calculated fair value of the derivative liability for the Public Warrants as of September 30, 2026 and December 31, 2025 was $51.4 million and $85.8 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and nine months ended September 30, 2026 was a gain of $24.2 million and $44.0 million, respectively. The change in the fair value of the Public Warrants included in the condensed consolidated statement of operations during the three and nine months ended September 30, 2025 was a loss of $162.8 million and $134.0 million, respectively.

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

During the three and nine months ended September 30, 2026, the number of Private Warrants that converted to Public Warrants because of transfer from the initial purchaser (or such purchaser’s permitted transferees) to other holders were zero and 717,250, respectively. During the three and nine months ended September 30, 2025, the number of Private Warrants that converted to Public Warrants because of transfer from the initial purchaser (or such purchaser’s permitted transferees) to other holders were 307,928 and 882,928, respectively.

As of September 30, 2026 and December 31, 2025, Private Warrants issued and outstanding were 283,424 and 1,000,674, respectively (Refer to Note 5 for fair value measurement). The Private Warrants are accounted for as a derivative liability. The fair value of the Private Warrants is determined using the Black-Scholes option-pricing model, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations at each reporting date.

The calculated fair value of the derivative liability for the Private Warrants as of September 30, 2026 and December 31, 2025 was $1.7 million and $16.8 million, respectively. The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2026 was a gain of $1.1 million and $5.5 million, respectively.  The change in the fair value of Private Warrants included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 was a loss of $19.1 million and $15.3 million, respectively.

Significant inputs into the Black-Scholes option-pricing models used to value the Private Warrants at September 30, 2026 and December 31, 2025 are as follows:

Valuation Assumptions	September 30, 2026	December 31, 2025
Stock Price	$15.74	$22.15
Strike Price	$11.50	$11.50
Volatility (annual) (%)	101.00%	170.00%
Risk-free rate (%)	4.24%	3.45%
Estimated time to expiration (years)	0.42	1.17
Dividend yield (%)	—	—

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

During the three and nine months ended September 30, 2026, none of the Series C Warrants were exercised. During the three and nine months ended September 30, 2025, zero and 16,682 Series C Warrants were exercised, respectively, each for one share of Common Stock, in exchange for cash proceeds of $0.01 per share. The proceeds from the warrant exercises were recorded to par value of Common Stock and additional-paid-in capital. As of September 30, 2026 and December 31, 2025, 315,518 Series C Warrants were issued and outstanding.

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

The Company followed the guidance in ASC 718 and ASC 606 for the accounting of non-cash consideration payable to a customer. The Company determined that the Customer Warrant met the requirements for equity classification under ASC 718 and measured the Customer Warrant based on its grant date fair value, estimated to be $0.2 million. The Company recorded this amount as a deferred asset and additional paid in capital as of the issuance date, as the Company believes it is probable that all performance conditions (i.e., sales milestones) in the Customer Warrant will be met. As of both September 30, 2026 and December 31, 2025, the deferred asset balance outstanding is approximately $0.1 million, which will be recognized as a reduction in revenue in future periods.

The vesting status of the Customer Warrant is as follows:

	September 30, 2026	December 31, 2025
Vested Customer Warrant shares	1,340,297	1,340,297
Unvested Customer Warrant shares	1,340,310	1,340,310
	2,680,607	2,680,607

(7) Earn-out Liabilities

Upon the closing of the Business Combination on March 2, 2022, SNII, Supernova Partners II LLC (the “Sponsor”) and SNII’s directors and officers (collectively the “Sponsor Holders”) subjected certain shares of Common Stock (which are referred to as the Sponsor Vesting Shares, as defined below) to forfeiture for a five-year period following the closing of the Business Combination, with vesting occurring only if thresholds related to the weighted average price of the Company’s Common Stock were met as described below (the “Earn-out Triggering Events”). Any Sponsor Vesting Shares (defined below) that were not vested by the fifth anniversary of the closing of the Business Combination were to be forfeited.

Sponsor Vesting Shares – Vesting Provisions:

(i)	2,479,000 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the closing of the Business Combination and would only vest if, during the five year period following the closing of the Business Combination, the volume weighted average price of the Company’s Common Stock equaled or exceeded $12.50 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Promote Sponsor Vesting Shares”), and

(ii)	580,273 shares of Common Stock held by the Sponsor Holders became unvested and subject to forfeiture as of the closing of the Business Combination and would only vest if, during the five year period following the closing of the Business Combination, the volume weighted average price of the Company’s Common Stock equaled or exceeded $15.00 for any twenty trading days within a period of thirty consecutive trading days (such shares, the “Sponsor Redemption-Based Vesting Shares,” and, collectively with the Promote Sponsor Vesting Shares, the “Sponsor Vesting Shares”).

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

The earn-out liability for the Promote Sponsor Vesting Shares as of their February 6, 2025 vesting date was $32.9 million. The earn-out liabilities for the Sponsor Vesting Shares were recorded to additional paid-in capital on their respective vesting dates. As of December 31, 2025, all of the Sponsor Vesting Shares were vested and the earn-out liabilities balance was zero.

Prior to vesting, the earn-out liabilities were adjusted to fair value for each reporting period using the Monte Carlo simulation model. The change in the fair value of the earn-out liabilities included in the condensed consolidated statements of operations during the three and nine months ended September 30, 2025 was a loss of $4.1 million and a gain of $2.5 million, respectively

(8) Stockholders’ Equity

As of September 30, 2026, the Company has reserved the following shares of Common Stock for issuance upon the conversion, exercise or vesting of the underlying instruments:

Common Stock
Common Stock warrants	11,712,637
Stock-Based Awards—RSUs Outstanding	8,492,866
Stock-Based Awards—Options Outstanding	5,725,106
Total	25,930,609

U.S. Department of Commerce CHIPS Act Agreements

On September 8, 2026, in connection with the Company’s agreements with the U.S. Department of Commerce under the U.S. CHIPS Act of 2022, the Company issued 7,739,938 shares of Common Stock. See Note 16, “U.S. Department of Commerce CHIPS Act Award,” for additional information regarding this issuance and the related accounting.

At-the-Market Offering

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

During the nine months ended September 30, 2025, the Company raised gross proceeds of $350 million from the sale of 30,309,780 shares of its Common Stock pursuant to the Sales Agreement, at a weighted average price of $11.55 per share, which represented the full amount of shares available for sale under the Sales Agreement. The net proceeds from the Sales Agreement during the nine months ended September 30, 2025 were $346.7 million, after deducting Agent commissions totaling $3.3 million. As of September 30, 2026, there were no remaining shares available for sale pursuant to the Sales Agreement.

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

2022 Equity Incentive Plan

In connection with the Business Combination, the shareholders approved the Rigetti Computing, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, RSUs, performance awards and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. As of September 30, 2026, there were 44,610,445 shares of Common Stock reserved for issuance under the 2022 Plan, of which 31,069,474 shares remain available for future issuance.

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

Stock Option Activity

The following is a summary of stock option activity (intrinsic values in thousands):

		Weighted	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Options Outstanding	Price Per Share	Life (in years)	Value (in thousands)
Outstanding, December 31, 2025	5,780,464	$1.07	7.29	$121,825
Granted	780,000	16.99
Exercised	(835,358)	0.76		15,989
Forfeited and expired	—	—
Outstanding and expected to vest, September 30, 2026	5,725,106	$3.29	7.11	$72,261
Exercisable, September 30, 2026	3,854,711	$1.57	6.57	$54,773

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

There were no stock options granted during the three months ended September 30, 2026. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 was $14.71 per share. There were no stock options granted during the three and nine months ended September 30, 2025. The intrinsic value of an option is the amount by which the market price of the underlying Common Stock exceeds the option’s exercise price. The intrinsic value of stock options exercised during the nine months ended September 30, 2026 and September 30, 2025 was $16.0 million and $25.0 million, respectively. The Company received proceeds from stock option exercises during the nine months ended September 30, 2026 and September 30, 2025 of $0.6 million and $1.8 million, respectively.

Stock-based compensation expense related to stock options granted to employees was $1.3 million and $3.3 million for the three and nine months ended September 30, 2026, respectively. Stock-based compensation expense related to stock options granted to employees was $0.5 million and $1.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the unrecognized compensation expense related to unvested stock options was $10.6 million, which is expected to be recognized over a weighted-average period of 2.19 years.

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

The valuation assumptions used as inputs to the Black-Scholes option-pricing model to value stock options granted during the nine months ended September 30, 2026, were as follows:

Valuation Assumptions	Time-based Stock Option Grants
Strike price	$16.99
Annual volatility (%)	120%
Risk- free rate (%)	3.81%
Expected term (years)	5.77

RSUs

The following is a summary of RSU activity:

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested at December 31, 2025	7,333,182	$7.15
Granted	4,181,650	17.17
Vested	(2,834,339)	5.53
Forfeited	(187,627)	10.30
Non-vested at September 30, 2026	8,492,866	$12.56

As of September 30, 2026, the Company’s non-vested RSUs have a service-based vesting condition ranging from 1-4 years. During the year ended December 31, 2023, the Company granted 3,850,000 RSUs with a market-based vesting condition tied to the Company’s stock price. Based upon the terms of such awards, 50% of the shares became vested when the Company’s Common Stock traded at or above $2.00 per share and the other 50% of the shares became vested when the Company’s Common Stock traded at or above $4.00 per share, for 20 out of 30 trading days through the fifth anniversary of the grant date. The $2.00 per share vesting condition was satisfied in December 2024, and the $4.00 per share vesting condition was satisfied in January 2025.

The income tax withholding obligation for all RSUs are satisfied through the sale of shares into the market, otherwise known as Sell-To-Cover (“STC”). The STC transaction and the income tax withholding remittance for the market-based RSUs that vested in December 2024 took place on December 30, 2024. The $6.3 million proceeds from the STC were received by the Company on January 2, 2025.

The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2026 and September 30, 2025, was $17.17 and $13.78 per share, respectively. The aggregate fair value of outstanding RSUs based on the closing share price of the Company’s Common Stock as of September 30, 2026 and September 30, 2025, was $133.7 million and $250.6 million, respectively. The aggregate fair value of RSUs that vested based on the closing price of the Company’s Common Stock on the vesting date during the nine months ended September 30, 2026 and September 30, 2025 was $48.2 million and $69.0 million, respectively.

Fair Value of RSUs Awards

The number of service-based RSUs granted during the nine months ended September 30, 2026 and September 30, 2025 was 4,181,650 and 3,643,080, respectively. The service-based RSUs vest over periods ranging from 1-4 years and require continuous employment. The fair value of the Company’s service-based RSUs was calculated based on the fair market value of the Company’s Common Stock on the date of grant.

Stock-based compensation expense related to RSUs granted to employees was $6.6 million and $17.6 million for the three and nine months ended September 30, 2026, respectively. Stock-based compensation expense related to RSUs granted to employees was $3.8 million and $10.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the unrecognized compensation expense related to unvested RSUs was $102.0 million which is expected to be recognized over a weighted-average period of 3.39 years.

Summarized Stock-Based Compensation Expenses

The table below summarizes total stock-based compensation expenses for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$5,838	$3,168	$15,122	$8,445
Selling, general and administrative expenses	2,122	1,131	5,748	3,582
Total stock-based compensation expenses	$7,960	$4,299	$20,870	$12,027

(10)	Revenue Recognition

The following tables depict the disaggregation of revenue according to the type of good or service and timing of transfer of goods or services for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaborative research and professional services	$1,265	$1,896	$3,516	$4,939
Sales of quantum computers and quantum components	—	—	7,144	—
Access to quantum computing systems	146	51	289	281
	$1,411	$1,947	$10,949	$5,220

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$—	$—	$7,144	$—
Revenue recognized over time	1,411	1,947	3,805	5,220
	$1,411	$1,947	$10,949	$5,220

Selected condensed consolidated balance sheet line items that reflect accounts receivable, contract assets and liabilities as of September 30, 2026, December 31, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2026	December 31, 2025	December 31, 2024
Trade receivables	$3,298	$1,204	$1,498
Unbilled receivables	$593	$1,347	$929
Current portion of deferred revenue	$(3,232)	$(847)	$(113)
Deferred revenue, less current portion	$(698)	$(698)	$(698)

Changes in deferred revenue from contracts with customers were as follows:

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$(1,545)	$(811)
Deferral of revenue	(3,280)	(110)
Recognition of deferred revenue	895	223
Total deferred revenue at end of period	$(3,930)	$(698)
Current portion of deferred revenue	$(3,232)	$—
Deferred revenue, less current portion	$(698)	$(698)

Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2026 were $0.1 million and $0.8 million, respectively. Amounts recognized as revenue from beginning contract liabilities during the three and nine months ended September 30, 2025 were $0.1 million and $0.2 million, respectively. Remaining performance obligations represent the portion of the transaction price that has not yet been satisfied or achieved. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.9 million.

The Company expects to recognize estimated revenues related to performance obligations that are unsatisfied (or partially satisfied) during the next twelve months, except for remaining performance obligations totaling $1.0 million.

The Company capitalizes deferred contract fulfillment costs that relate directly to a contract, generate or enhance resources that will be used to satisfy future performance obligations, and are expected to be recovered. These costs primarily consist of direct implementation, setup, and onboarding activities performed while fulfilling a customer contract. These capitalized contract fulfillment costs are amortized on a systematic basis that is consistent with the transfer to the customer of the corresponding goods or services.

As of September 30, 2026, capitalized contract fulfillment costs related to a future system delivery were approximately $4.8 million. The Company had no capitalized contract fulfillment costs as of December 31, 2025. No amortization or impairment charges for capitalized contract fulfillment costs were recognized during the three or nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

(11) Segments, Geographical Information, Concentrations and Significant Customers

In addition to consolidated net loss, the Company’s Chief Operating Decision Maker (the Chief Executive Officer) reviews and utilizes natural expenses such as employee wages and benefits at a consolidated level to manage the Company’s operations and strategic growth initiatives. The measure of segment assets is reported in the balance sheet as total consolidated assets. The following table sets forth our segment information of revenue, significant segment expenses and net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,411	$1,947	$10,949	$5,220
Less:
Salaries and employee-related costs	10,964	7,959	32,041	24,821
Stock-based compensation	7,960	4,299	20,870	12,027
Rent and facilities	2,674	1,391	7,296	4,225
Professional services and legal fees	3,155	1,726	8,789	6,978
Technology & IT costs	1,703	1,196	4,447	3,744
Direct and indirect materials	2,592	1,037	5,077	2,300
Depreciation and amortization expense	3,747	2,074	9,231	5,797
Other segment items(1)	(28,247)	183,233	(54,168)	143,331
Segment net loss	$(3,137)	$(200,968)	$(22,634)	$(198,003)
(1)Other segment items include interest income, changes in fair value of derivative warrant liabilities and earnout liabilities and other operational expenses which are reflected in the condensed consolidated statements of operations.

The following table presents a summary of revenue by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,096	$1,260	$6,007	$2,612
Europe	268	687	1,035	2,471
Asia and other	47	—	3,907	137
Total revenue	$1,411	$1,947	$10,949	$5,220

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

Significant customers that represent 10% or more of revenue are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	*	*	30%	*
Customer B	*	*	22%	*
Customer C	17%	*	*	*
Customer D	*	32%	*	23%
Customer E	14%	13%	*	14%
Customer F	18%	32%	*	45%
Customer G	34%	10%	10%	*
Customer H	10%	*	*	*

* Customer accounted for less than 10% of revenue in the respective periods.

During the three and nine months ended September 30, 2026, sales to government entities comprised 81.5% and 30.0% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2025, sales to government entities comprised 92.6% and 91.4% of the Company’s total revenue, respectively.

Significant customers that represent 10% or more of accounts receivable are set forth in the following table:

	September 30, 2026	December 31, 2025
Customer A	*	20%
Customer B	12%	*
Customer C	43%	*
Customer D	26%	50%
Customer E	12%	24%

* Customer accounted for less than 10% of accounts receivable at the respective point in time.

(12) Net Loss Per Share

The following table sets forth the computations of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss used in basic computation	$(3,137)	$(200,968)	$(22,634)	$(198,003)
Less: Change in fair value of Public and Private Warrants	(25,291)	—	(49,386)	—
Net loss used in diluted computation	$(28,428)	$(200,968)	$(72,020)	$(198,003)
Denominator:
Weighted-average shares outstanding - basic	336,411	325,024	333,911	302,807
Weighted-average effect of potentially dilutive securities:
Public and Private Warrants	2,502	—	3,138	—
Weighted-average shares outstanding - diluted	338,913	325,024	337,049	302,807
Net loss per share - basic	$(0.01)	$(0.62)	$(0.07)	$(0.65)
Net loss per share - diluted	$(0.08)	$(0.62)	$(0.21)	$(0.65)

For the three and nine months ended September 30, 2026 and September 30, 2025, the Company’s Public and Private Warrants (Refer to Note 6 for Public and Private Warrants) were in-the-money for purposes of computing diluted net loss per share. For the three and nine months ended September 30, 2026, the gains resulting from the change in the fair value of the underlying derivative warrant liabilities were excluded from the calculation of diluted net loss per share because the impact was dilutive, resulting from the greater loss for the period. For the three and nine months ended September 30, 2026, the potential common shares resulting from the presumed exercise of the Public and Private Warrants were included in the denominator for purposes of calculating diluted net loss per share using the treasury stock method. For the three and nine months ended September 30, 2025, the losses resulting from the change in the fair value of the underlying derivative warrant liabilities were not excluded from the calculation of diluted net loss per share because the impact was anti-dilutive.

As of December 31, 2025, all of the Sponsor Vesting Shares were vested (Refer to Note 7 for Sponsor Vesting Shares and Earn-out liabilities). For the three and nine months ended September 30, 2026, the Sponsor Vesting Shares have been included in the computations of basic and diluted net loss per share from the beginning of the period.

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

The weighted-average common shares outstanding for the three and nine months ended September 30, 2026 include 315,518 weighted-average shares for warrants having an exercise price of $0.01 per share each. The weighted-average common shares outstanding for the three and nine months ended September 30, 2025 include 777,118 and 781,925 weighted-average shares for warrants having an exercise price of $0.01 per share each, respectively.

The Company excluded the following potentially dilutive securities from the computations of diluted net loss per share for the three and nine months ended September 30, 2026 and September 30, 2025 because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Common Stock warrants (1)	1,340,297	14,154,357
Stock Options	5,725,106	6,137,639
Restricted Stock Units	8,492,866	8,411,134
	15,558,269	28,703,130
(1)	The number of outstanding warrants as of both September 30, 2026 and September 30, 2025 does not include 1,340,310 unvested Customer Warrants.

(13)	Income Taxes

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

The Company has incurred a cumulative pre-tax loss for the past three years. The Company expects that it will continue to incur losses for income tax purposes for the foreseeable future, and will continue to carry a full valuation allowance for its deferred tax assets. Accordingly, the Company did not record a provision for income taxes for either the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

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

(15) Leases

In April 2026, the Company entered into an operating lease agreement for the sublease of 12,543 square feet of additional building space located in Berkeley, California, which will expire on November 30, 2029. The sublease agreement provides for increasing rental payments at fixed intervals, totaling $1.5 million over the 42-month lease term. Under the terms of the sublease agreement, the Company is responsible for its pro rata share of building operating costs and taxes, estimated to be approximately $0.4 million per year.

Upon lease commencement, the Company recorded an initial right-of-use asset and a corresponding lease liability of $1.4 million, measured using an incremental borrowing rate of 6.85%.

(16) U.S. Department of Commerce CHIPS Act Award

Transaction Overview

On September 4, 2026 (the “Award Date”), the Company’s wholly-owned subsidiary, Rigetti & Co, LLC, entered into an Other Transaction Agreement (the “Other Transaction Agreement”) with the U.S. Department of Commerce (the “Department”) under the U.S. CHIPS Act of 2022 (the “CHIPS Act”), pursuant to which the Department agreed to provide the Company with funding in the amount of up to $100 million (the “Award”) to accelerate superconducting quantum computing research and development. The Other Transaction Agreement contemplates that the Company will pursue research and development activities related to three overall project tasks to address key technical challenges related to superconducting quantum computing: (i) compressing readout electronics into an integrated, miniaturized package, (ii) expanding cryogenic capacity by orders of magnitude using a new cryostat architecture, and (iii) developing the fabrication capabilities for high-connectivity chip architectures.

The Other Transaction Agreement commenced on the Award Date and terminates on the earlier of (i) the date all of the milestones under the Other Transaction Agreement have been completed or (ii) the fifth anniversary of the Award Date, unless earlier terminated in accordance with the terms set forth in the Other Transaction Agreement (the “Period of Performance”). The Company may request an amendment of the Other Transaction Agreement to extend the Period of Performance by submitting a request to the Department at least sixty calendar days prior to the expiration of the Period of Performance.

Under the Other Transaction Agreement, $43.9 million of the Award was made available to the Company on the Award Date, and two subsequent tranches of $29.9 million and $26.2 million will be made available by the Department to the Company if the Department determines to its satisfaction that the Company has achieved the milestones with respect to the respective tranche in accordance with the applicable success criteria and by the applicable milestone date for such tranche. The Department has sole discretion to determine whether milestones have been satisfactorily achieved. The Other Transaction Agreement allows the Company to withdraw available funds under the Award to pay for eligible project costs, which must be expended within 30 days of withdrawal. If the Company fails to complete any required project activity under the Other Transaction Agreement prior to the applicable required project activity date, subject to any applicable cure period and/or forbearance provisions, the Department may demand recovery of the aggregate amount of payments made to the Company pursuant to the Other Transaction Agreement.

The Other Transaction Agreement provides for certain data and intellectual property rights, including U.S. government license rights, march-in rights and restrictions on transfer of intellectual property developed using funds from the Award; domestic control and production, including U.S.-ownership and manufacturing requirements; restrictions relating to foreign entities and national security, including with respect to business operations, investments, ownership and partnerships; and security requirements, including compliance and certification obligations and assessments. In addition, the Company is subject to other compliance, reporting, and certification obligations under the Other Transaction Agreement, including with respect to the Davis-Bacon Act and applicable federal laws, Executive Orders and policies.

The Other Transaction Agreement provides the Department with the right to demand recovery of the aggregate amount of payments made to the Company for material non-compliance with security and domestic control and production requirements therein. In addition, the Department has the right to terminate the Other Transaction Agreement if there is a material failure to comply with the security and domestic control and production provisions, or any other provision of the Other Transaction Agreement determined by the Department to be material.

The Department may terminate the Other Transaction Agreement for convenience by providing sixty-days’ written notice. If the Company has completed each of the required project activities, it may terminate the Period of Performance for convenience by providing sixty-days’ prior written notice to the Department. If the Other Transaction Agreement is terminated for convenience by the Department prior to the latest required project activity date, the rights of the Department to demand recovery of the aggregate amount of payments made to the Company pursuant to the Other Transaction Agreement will also terminate.

As inducement for the Department to enter into the Other Transaction Agreement, on September 8, 2026, the Company entered into a Securities Issuance Agreement (the “Securities Issuance Agreement”) with the Department pursuant to which 7,739,938 shares of the Company’s Common Stock (the “Shares”) were issued to the Department at an implied issuance price of $12.92 per Share. Among other items, the Securities Issuance Agreement provides for: (i) a restriction on merger or consolidation, or sale, transfer or lease of all or substantially all of the Company’s property or assets, unless the successor, transferee or lessee party (other than the Company) expressly assumes the obligations of the Company under the Securities Issuance Agreement, (ii) a limitation on the number of Shares that the Department can transfer without prior written consent of the Company to the number of Shares equivalent to the amounts disbursed (and not returned) under the Award, (iii) a prohibition on transfers in a privately negotiated transaction to any competitor of the Company, (iv) certain resale shelf registration rights and piggyback registration rights in favor of the Department, (v) a covenant that the Department will not vote any Shares, except with respect to (A) certain matters that would or would have the effect of increasing or decreasing the aggregate number of authorized shares of Common Stock, increasing or decreasing the par value of the Common Stock, or altering or changing the powers, preferences, or special rights of the Common Stock so as to adversely affect the Common Stock and (B) any merger, consolidation or similar business combination involving the Company, and (vi) in the event the Department terminates the Other Transaction Agreement, the Company will have the right to repurchase from the Department, at an aggregate purchase price of $1.00, that number of Shares equivalent to the amount of the Award that had not been disbursed or returned. The Securities Purchase Agreement contains customary representations and warranties of the Company.

Accounting

The Company concluded that: (i) the research funding received from the Department under the Other Transaction Agreement is government assistance outside the scope of ASC 606, ASC 730-20, and ASC 912-730, and would be accounted for by analogy to International Accounting Standard (“IAS”) 20 and ASC 958 given the lack of authoritative guidance on government grants to for-profit entities; (ii) the 7,739,938 shares of Common Stock issued to the Department as inducement to enter into the Other Transaction Agreement are freestanding equity instruments classified as permanent equity; and (iii) because the issuance-date fair value of the Shares (approximately $122.4 million) exceeds the full $100.0 million of award consideration, a residual allocation of proceeds results in the entire $100.0 million being allocated to the Shares. Accordingly, eligible project costs will continue to be capitalized or expensed under normal U.S. GAAP, and no residual grant income or reduction of the related project costs will be recognized. At issuance, the Company recorded the legal issuance of the Shares at par value, with an offsetting debit to additional paid-in capital, resulting in no net increase in stockholders’ equity. As amounts under the Award are subsequently withdrawn for eligible project costs, the Company will recognize the cash funding received with a corresponding credit to additional paid-in capital when retention of the funding is probable. If retention is not probable because the funding remains subject to potential recovery under the Other Transaction Agreement, the amount withdrawn will instead be recognized as a liability until the repayment contingency is resolved.

As of September 30, 2026: (1) the Company concluded that receipt of the Award is probable, (2) no amounts had been received and cumulative amounts expended to date under the Award were insignificant.

(17)	Commitments and Contingencies

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

We are a vertically integrated company. We operate Fab-1, a wafer fabrication facility dedicated to prototyping and producing our quantum processors. Through Fab-1, we own the means of production of our breakthrough multi-chip quantum processor technology. We leverage our chips through a full-stack product development approach, from quantum chip design and manufacturing through cloud delivery. We believe this full-stack development approach offers both the fastest and lowest risk path to building commercially valuable quantum computers. We have been generating revenue since 2018 through partnerships with government agencies and commercial organizations; however, we have incurred significant operating losses since inception. Our net loss was $216.2 million for the year ended December 31, 2025. We incurred a loss from operations of $87.2 million for the nine months ended September 30, 2026. We expect to continue to incur additional losses for the foreseeable future as we invest in research, development, and infrastructure consistent with our long-term business strategy. As of September 30, 2026, we had an accumulated deficit of $793.6 million.

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

In January 2026, Rigetti Computing India P L, a wholly owned subsidiary of Rigetti Computing, Inc., announced that it received an $8.4 million purchase order to deliver a 108-qubit quantum computer to C-DAC. The system will be installed on-premises at C-DAC’s Bengaluru center and is expected to be deployed in the fourth quarter of 2026.

In April 2026, Rigetti announced the general availability of its 108-qubit quantum computing system, Cepheus™-1-108Q, with the system being accessible to customers and partners via the Rigetti Quantum Cloud Services (QCS®) Platform and through Amazon Braket, the quantum computing service by AWS. The system is also now available on Microsoft Azure Quantum and qBraid.

Cepheus-1-108Q is Rigetti’s highest qubit-count system to date and based on Rigetti’s proprietary chiplet-based architecture. The system comprises twelve interconnected 9-qubit chiplets, tripling the number of qubits and chiplets from Rigetti’s previous 36-qubit system, Cepheus-1-36Q. As of the date of this Quarterly Report on Form 10-Q, the system is performing at a 99.5% median two-qubit gate fidelity (based on internal testing) with a gate speed of approximately 60 nanoseconds and a 99.9% median single-gate fidelity (based on internal testing). Cepheus-1-108Q achieved 99.6% median two-qubit gate fidelity (based on internal testing) on an 80 qubit sublattice and 99.7% median two-qubit gate fidelity (based on internal testing) on a 50 qubit sublattice.

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

Recent Developments – U.S. Department of Commerce Transaction

On September 4, 2026 (the “Award Date”), our wholly-owned subsidiary, Rigetti & Co, LLC (“Rigetti Sub”), entered into an Other Transaction Agreement (the “Other Transaction Agreement”) with the U.S. Department of Commerce (the “Department”) under the U.S. CHIPS Act of 2022 (the “CHIPS Act”), pursuant to which the Department agreed to provide us with funding in the amount of up to $100 million (the “Award”) to accelerate superconducting quantum computing research and development. The Other Transaction Agreement contemplates that we will pursue research and development activities related to three overall project tasks to address key technical challenges related to superconducting quantum computing: (i) compressing readout electronics into an integrated, miniaturized package, (ii) expanding cryogenic capacity by orders of magnitude using a new cryostat architecture, and (iii) developing the fabrication capabilities for high-connectivity chip architectures.

The Other Transaction Agreement commenced on the Award Date and terminates on the earlier of (i) the date all of the milestones under the Other Transaction Agreement have been completed or (ii) the fifth anniversary of the Award Date, unless earlier terminated in accordance with the terms set forth in the Other Transaction Agreement (the “Period of Performance”). We may request an amendment of the Other Transaction Agreement to extend the Period of Performance by submitting a request to the Department at least sixty calendar days prior to the expiration of the Period of Performance.

Under the Other Transaction Agreement, $43.9 million of the Award was made available to us on the Award Date, and two subsequent tranches of $29.9 million and $26.2 million will be made available by the Department to us if the Department determines to its satisfaction that we have achieved the milestones with respect to the respective tranche in accordance with the applicable success criteria and by the applicable milestone date for such tranche. The Department has sole discretion to determine whether milestones have been satisfactorily achieved. The Other Transaction Agreement allows us to withdraw available funds under the Award to pay for eligible project costs, which must be expended within 30 days of withdrawal. If we fail to complete any required project activity under the Other Transaction Agreement prior to the applicable required project activity date, subject to any applicable cure period and/or forbearance provisions, the Department may demand recovery of the aggregate amount of payments made to us pursuant to the Other Transaction Agreement.

As inducement for the Department to enter into the Other Transaction Agreement, on September 8, 2026, we entered into a Securities Issuance Agreement (the “Securities Issuance Agreement”) with the Department pursuant to which 7,739,938 shares of our common stock (the “Shares”) were issued to the Department at an implied issuance price of $12.92 per share. In the event the Department terminates the Other Transaction Agreement, we will have the right to repurchase from the Department, at an aggregate purchase price of $1.00, that number of Shares equivalent to the amount of the Award that had not been disbursed or returned.

We concluded that (i) the research funding received from the Department under the Other Transaction Agreement is government assistance outside the scope of ASC 606, ASC 730-20, and ASC 912-730, and would be accounted for by analogy to IAS 20 and ASC 958 given the lack of authoritative guidance on government grants to for-profit entities; (ii) the 7,739,938 shares of common stock issued to the Department as inducement to enter into the Other Transaction Agreement are freestanding equity instruments classified as permanent equity; and (iii) because the issuance-date fair value of the shares (approximately $122.4 million) exceeds the full $100.0 million of award consideration, a residual allocation of proceeds results in the entire $100.0 million being allocated to the shares. Accordingly, eligible project costs will continue to be capitalized or expensed under normal U.S. GAAP, and no residual grant income or reduction of the related project costs will be recognized.

For additional information regarding the U.S. Department of Commerce transaction, See Note 16 “U.S. Department of Commerce CHIPS Act Award” to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of risk factors relating to the U.S. Department of Commerce transaction.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025

The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		2026 versus 2025		September 30,		2026 vs. 2025
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$1,411	$1,947	$(536)	(28)%	$10,949	$5,220	$5,729	110%
Cost of revenue	554	1,543	(989)	(64)%	6,526	3,808	2,718	71%
Total gross profit	857	404	453	112%	4,423	1,412	3,011	213%
Operating expenses:
Research and development	25,495	15,020	10,475	70%	66,180	43,997	22,183	50%
Selling, general and administrative	8,548	5,933	2,615	44%	25,442	19,478	5,964	31%
Total operating expenses	34,043	20,953	13,090	62%	91,622	63,475	28,147	44%
Loss from operations	(33,186)	(20,549)	(12,637)	61%	(87,199)	(62,063)	(25,136)	41%
Other income (expense), net:
Interest income	4,758	5,598	(840)	(15)%	15,179	10,792	4,387	41%
Change in fair value of derivative warrant liabilities	25,291	(181,955)	207,246	NM	49,386	(149,250)	198,636	NM
Change in fair value of earn-out liabilities	—	(4,062)	4,062	NM	—	2,518	(2,518)	NM
Total other income (expense), net	30,049	(180,419)	210,468	NM	64,565	(135,940)	200,505	NM
Net loss before provision for income taxes	(3,137)	(200,968)	197,831	(98)%	(22,634)	(198,003)	175,369	(89)%
Provision for income taxes	—	—	—		—	—	—
Net loss	$(3,137)	$(200,968)	$197,831		$(22,634)	$(198,003)	$175,369

*NM – Not Meaningful

Revenue

Revenue decreased by $0.5 million and increased by $5.7 million for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, respectively. The decrease in revenue for the three months ended September 30, 2026 was mainly due to reductions in revenue from collaborative research and professional services. The increase in revenue for the nine months ended September 30, 2026 was mainly due to higher sales of 9-qubit Novera™ quantum computing systems and related products.

The timing and delivery of sales of QPUs, quantum computing systems and QCaaS will vary and impact revenue in any given quarterly or annual period. Our development contracts are typically time and materials, cost-share based or fixed price milestone contracts and the timing and amounts of revenue recognized in any given period will vary significantly based on the work performed and/or satisfaction of performance obligations. Revenue is expected to vary in terms of timing and size, resulting in significant fluctuations in revenue levels in future periods.

For the next few years, we expect much of our revenue to be generated from development contracts and anticipated sales of on-premises QPUs and quantum computing systems. We expect revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our sales and development contracts.

Cost of Revenue

Cost of revenue decreased by $1.0 million and increased by $2.7 million for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, respectively. The decrease in cost of revenue for the three months ended September 30, 2026 was mainly due to the reduction in revenue from collaborative research and professional services during this period and variability in the pricing and terms of our development contracts. The increase in cost of revenue for the nine months ended September 30, 2026 was mainly due to higher revenue levels related to sales of 9-qubit Novera™ quantum computing systems during this period.

Total gross profit as a percentage of revenue for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025, was impacted by low revenue levels and variability in the pricing and terms of our development contracts. Total gross profit as a percentage of revenue for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, was impacted by revenue mix. Sales of on-premises 9-qubit Novera quantum computing systems during the nine months ended September 30, 2026 had a higher gross margin profile, when compared to sales of collaborative research and professional services during the nine months ended September 30, 2025.

We expect that cost of revenue and total gross profit as a percentage of revenue will vary in future quarterly and annual periods due to changes in the composition of our revenue and variability in the pricing and terms of our sales and development contracts.

Operating Expenses

Research and Development

Research and development expenses increased by $10.5 million and $22.2 million for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, respectively.

The increase in research and development expenses for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025, was mainly due to a $2.7 million increase in salaries and employee-related costs, a $2.7 million increase in stock-based compensation, a $1.6 million increase in depreciation expense, a $1.6 million increase in material costs, a $1.0 million increase in consulting services and a $0.9 million increase in all other research and development costs. The increase in research and development expenses for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, was mainly due to a $6.2 million increase in salaries and employee-related costs, a $6.7 million increase in stock-based compensation, a $3.2 million increase in depreciation expense, a $2.8 million increase in material costs, a $1.5 million increase in consulting services and a $1.8 million increase in all other research and development costs.

The increase in salaries and employee-related costs and stock-based compensation was due to additional hires, annual salary increases and stock-based compensation awards for existing employees. The increase in depreciation expense was due to additional fixed assets being purchased and placed into service. The increases in consulting, materials and all other research and development costs was due to a ramp-up in our research and development activities related to our goals of achieving quantum advantage and large-scale fault tolerant quantum computing.

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

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.6 million and $6.0 million for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, respectively.

The increase in selling, general and administrative expenses for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025, was mainly due to a $0.3 million increase in salaries and employee-related costs, a $1.0 million increase in stock-based compensation, a $0.5 million increase in legal costs and a $0.8 million increase in all other selling, general and administrative expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, was mainly due to a $1.0 million increase in salaries and employee-related costs, a $2.2 million increase in stock-based compensation, a $0.5 million increase in legal costs, a $0.8 million increase in consulting and lobbying costs and a $1.5 million increase in all other selling, general and administrative expenses.

The increase in salaries and employee-related costs and stock-based compensation was due to annual salary increases and stock-based compensation awards for existing employees and higher headcount. The increase in consulting and lobbying costs was due to increased investment in sales and marketing activities. The increase in all other selling, general and administrative expenses was due to an increase in employee recruitment, inflation and typical fluctuations in expense levels.

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

Other income (expenses), net

Interest income

Interest income was $4.8 million and $15.2 million for the three and nine months ended September 30, 2026, respectively, compared to $5.6 million and $10.8 million for the three and nine months ended September 30, 2025, respectively. The decrease in interest income during the three months ended September 30, 2026, when compared to the three months ended September 30, 2025, was due to the decrease in the balances of our invested cash and available-for-sale investments resulting from our ongoing operating losses and purchases of property and equipment. The increase in interest income during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, was due to higher balances of invested cash and available-for-sale investments resulting from an equity offering and the Quanta private placement during the second quarter of 2025, and cash proceeds from warrant exercises in the fourth quarter of 2025. Fluctuations in the rates of interest earned on our investments also had an impact on interest income during these periods.

Change in Fair Value of Warrant Liabilities

A discussion of the change in the fair value of the warrant liabilities is included in Note 6 “Warrants” to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

The change in fair value of our warrant liabilities for the three and nine months ended September 30, 2026 was a gain of $25.3 million and $49.4 million, respectively. The change in fair value of our warrant liabilities for the three and nine months ended September 30, 2025 was a loss of $182.0 million and $149.3 million, respectively. The change in fair value for the three and nine months ended September 30, 2026 and September 30, 2025 was primarily due to fluctuations in our stock price.

Change in Fair Value of Earn-Out Liabilities

A discussion of the change in the fair value of the earn-out liabilities is included in Note 7 “Earn-out Liabilities” to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q.

As of December 31, 2025 all of the earn-out liabilities were satisfied and the remaining liability balance was zero. The earn-out liabilities had no impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2026, and we do not expect the earn-out liabilities to have any impact on the consolidated financial statements in future periods.

The change in fair value of our earn-out liabilities for the three and nine months ended September 30, 2025 was a loss of $4.1 million and a gain of $2.5 million, respectively. The change in fair value for the three and nine months ended September 30, 2025 was primarily due to fluctuations in our stock price.

Provision for Income Taxes

We have incurred a cumulative pre-tax loss for the past three years. We expect to continue to incur losses for income tax purposes for the foreseeable future and will continue to carry a full valuation allowance for our deferred tax assets. Accordingly, we did not record a provision for income taxes for either the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since inception. Historically, we have financed our operations primarily through the sale and issuance of Common Stock, preferred stock, warrants, convertible notes, debt and revenues. During the year ended December 31, 2025, we incurred a net loss of $216.2 million. We incurred a loss from operations of $87.2 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $793.6 million, and we expect to incur additional losses for the foreseeable future.

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

Until such time as we can generate significant revenue from sales of QPUs and quantum computing systems, our development contracts and other services, including our QCaaS offering, we believe we will meet our cash requirements and obligations primarily through our existing cash, cash equivalents and available-for-sale investments, our U.S. Department of Commerce CHIPS Act Award for up to $100.0 million in funding, potential securities financings or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. In addition, the likelihood that Public Warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than $11.50 per share, we believe holders of our Public Warrants will be unlikely to exercise their warrants. To the extent our warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market.

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

Net cash used in operating activities during the nine months ended September 30, 2026 was $49.1 million, primarily resulting from our net loss of $22.6 million, further reduced by non-cash income totaling $20.0 million. Changes in operating assets and liabilities had a $6.4 million unfavorable impact on the net cash used in operating activities during the nine months ended September 30, 2026.

Net cash used in operating activities during the nine months ended September 30, 2025 was $43.6 million, primarily resulting from our net loss of $198.0 million, reduced by non-cash expenses totaling $158.7 million. Changes in operating assets and liabilities had a $4.3 million unfavorable impact on the net cash used in operating activities during nine months ended September 30, 2025.

Cash used in operating activities increased by $5.4 million to $49.1 million during the nine months ended September 30, 2026, from $43.6 million during the nine months ended September 30, 2025. The $175.4 million decrease in our net loss for the nine months ended September 30, 2026, when compared to our net loss for the nine months ended September 30, 2025, was mostly due to non-cash fluctuations in the change in the fair value of our derivative warrant and earn-out liabilities. Non-cash income favorably impacting our net loss increased by $178.7 million to $20.0 million during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. Higher operating expenses, offset in part by an increase in total gross profit and interest income, also negatively impacted our net loss. Operating assets and liabilities had a $2.1 million unfavorable impact on the change in cash used in operating activities during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2026 totaled $50.1 million, resulting from $322.0 million of maturities of available-for-sale securities, partially offset by $229.3 million of purchases of available-for-sale securities and $42.6 million of purchases of property and equipment.

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

Net cash provided by investing activities during the nine months ended September 30, 2026 increased by $439.8 million, when compared to the nine months ended September 30, 2025, primarily due to a reduction in purchases of available-for-sale securities and higher maturities of available-for-sale securities, offset in part by higher purchases of property and equipment.

Cash Flows Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026 totaled $0.2 million. We received proceeds of $0.8 million from the exercise of stock options and common stock warrants, offset in part by payments of $0.6 million for deferred offering costs.

Cash provided by financing activities during the nine months ended September 30, 2025 totaled $391.9 million. We received net proceeds of $346.7 million from the sale of 30,309,780 shares of Common Stock pursuant to our ATM offering that was completed during the nine months ended September 30, 2025. We received proceeds of $35.0 million from the sale of 3,020,412 shares of Common Stock from the private placement transaction with Quanta. We received proceeds of $6.3 million from tax withholdings on sell-to-cover tax equity award transactions, proceeds of $1.8 million from the exercise of stock options and proceeds of $3.0 million from the exercise of warrants. We also paid $0.9 million for offering costs.

Cash provided by financing activities decreased by $391.7 million during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. The decrease was primarily due to lower proceeds from the sale of Common Stock. During the nine months ended September 30, 2025, we received significant net proceeds from the sale of shares of Common Stock pursuant to our ATM offering and to Quanta. Lower proceeds from the exercise of stock options and common stock warrants and from tax withholdings on sell-to-cover tax equity award transactions during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, also contributed to the decrease.

Contractual Obligations and Contingencies

See Note 17 “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q for a description of our contractual obligations and contingencies.

We have purchase commitments in the form of open purchase orders, primarily for property and equipment. As of September 30, 2026, the total of these purchase commitments was $33.8 million, of which approximately $28.5 million is related to property and equipment. These amounts are primarily short-term in nature and are expected to be satisfied within the next year. In certain circumstances, the amount of our purchase commitments may change based on the expected timing of order fulfillment from our suppliers. For information regarding our non-cancellable lease obligations, see the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ending December 31, 2025, and Note 15 “Leases” to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q. For information regarding the risks related to our manufacturing and supply chain and other risks, see the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated under Part II “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2026 we had cash and cash equivalents of $45.8 million. As of September 30, 2026 we had short-term and long-term available-for-sale investments of $451.3 million. Our cash and cash equivalents are held in bank deposits and money market funds. Our investments are held in U.S. government treasury securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Due to the nature of our investments and their limited duration until maturity, we do not believe we have material exposure to changes in their fair value due to fluctuations in interest rates. Declines in interest rates, however, would reduce our future interest income as securities mature and are re-invested in lower yielding instruments.

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
●Our common stock price;
●Expected volatility;
●Risk-free interest rates; and
●Remaining contractual term.

A hypothetical 10% increase in the price of our publicly traded common stock warrants and the price of our common stock as of September 30, 2026, would have resulted in an increase in the fair value of our warrant liabilities of approximately $5.3 million, with a corresponding impact to other income and expense. Because these instruments are measured at fair value, volatility in the price of our publicly traded common stock warrants or our common stock price may result in non-cash gains or losses in future periods.

Foreign Currency Risk

We have limited foreign currency exposure related to transactions denominated in currencies other than the U.S. dollar, primarily associated with operating costs, international vendor relationships and sales of collaborative research, materials and quantum computers. A hypothetical 10% change in applicable foreign currency exchange rates would not have had a material impact on our results of operations or financial condition as of September 30, 2026.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report on Form 10-Q, we have achieved a median 99.8% two-qubit gate fidelity (based on internal testing) with 40 nanosecond gate speeds on our 9-qubit system by using a proprietary adiabatic CZ gate scheme.  Leveraging this same gate scheme, we achieved two-qubit gate fidelities (based on internal testing) as high as 99.9% on prototype systems. As of the date of this Quarterly Report on Form 10-Q, our 108-qubit system, Cepheus-1-108Q, is performing at a 99.5% median two-qubit gate fidelity (based on internal testing) with a gate speed of approximately 60 nanoseconds and a 99.9% median single-gate fidelity (based on internal testing). Cepheus-1-108Q achieved 99.6% median two-qubit gate fidelity (based on internal testing) on an 80 qubit sublattice and 99.7% median two-qubit gate fidelity (based on internal testing) on a 50 qubit sublattice. In January 2026, we announced achievement of a median two-qubit gate fidelity (based on internal testing) of 99.6% on our 36-qubit system.

We are still in the technology development phase. Our scalable business model has not been formed as of yet and our technology roadmap may not be realized as quickly as hoped, or even at all. We have in the past failed to meet publicly announced milestones and may fail to meet projected technological milestones in the future. We have in the past changed our technology roadmap, including the anticipated milestones and timing thereof, including in each of the years ended December 31, 2018, 2022, 2023, 2025 and 2026. In November 2026, we announced an update to our roadmap, including updates to anticipated milestones and the anticipated timeline for milestones. We may be unable to achieve the milestones in our technology roadmap on their announced anticipated timeline or at all, including our next generation of modular system architecture, targeted qubit counts and fidelities. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase unless and until more powerful, scalable, higher performing computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for sales of our on-premise quantum computers, QCaaS or QCS, increased competition, changes to technology, inability to scale up or improve performance of our technology, a decrease in the growth of the market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

Risks Related to the U.S. Department of Commerce Transaction

The transaction with the U.S. Department of Commerce is expected to be funded in phases over time and is subject to our achieving milestones, and there can be no assurance that such milestones will be achieved on the expected timeline or at all; any failure to meet a milestone could result in the withholding of funding and may subject previously disbursed amounts to clawback provisions.

On the Award Date, Rigetti Sub entered into the Other Transaction Agreement, covering an award amount of up to an aggregate $100.0 million, of which $43.9 million was made available to Rigetti Sub on the Award Date and two subsequent tranches of $29.9 million and $26.2 million, respectively, will be made available by the Department to Rigetti Sub if the Department determines to its satisfaction that Rigetti Sub has achieved the milestones with respect to the respective tranche in accordance with the applicable success criteria and by the applicable milestone date for such tranche. The Department has sole discretion to determine whether milestones have been satisfactorily achieved. There can be no assurance that such milestones will be achieved on the expected timeline, or at all. If we are unable to meet such milestones, the corresponding funding will not be released to us. Our satisfaction of any given milestone, and receipt of the associated funding, does not guarantee that we will be able to meet any subsequent milestones and may subject previously disbursed amounts to clawback provisions. If Rigetti Sub fails to complete any required project activity under the Other Transaction Agreement prior to the applicable required project activity date, subject to any applicable cure period and/or forbearance provisions, the Department may demand recovery of the aggregate amount of payments made to Rigetti Sub pursuant to the Other Transaction Agreement as a debt payable to the Department. Further, our satisfaction of one or more milestones for one project does not guarantee that we will be able to meet any milestones for the other projects. In addition, Rigetti Sub is required to use the payments received under the Award solely to pay for eligible project costs in accordance with the Other Transaction Agreement. Our ability to address key technical challenges related to superconducting quantum computing, including research and development activities related to the miniaturization and integration of readout electronics and leveraging of new, larger cryostat architectures is dependent upon a multitude of technical, commercial, organizational and ecosystem factors. The project involves inherent technical uncertainty given its focus on research and development of quantum computing technology, and there can be no assurance that the desired technical results will be achieved.

There can be no assurances that the authorization and continued support for the transactions and funding contemplated by the Other Transaction Agreement and the Securities Issuance Agreement will not be modified, challenged or impaired in the future, which could adversely affect our business, prospects, financial condition and results of operations.

Given the heightened sensitivity and complexity of contracting with a government entity, particularly in a high-profile industry implicating national security, there can be no assurances that the Other Transaction Agreement and Securities Issuance Agreement will not be modified, challenged or impaired in the future, which could adversely affect our business, prospects, financial condition and results of operations. We believe there are multiple factors that may contribute to this uncertainty, including, but not limited to, the interpretation of current and future, and enactment of future, federal and international laws, regulations, administrative actions and rulings, and interpretations and changes to interpretations thereof, whether by a court or within the legislative or executive branches of the federal government; our ability to comply with any conditions or other requirements imposed by such laws, regulations, actions and rulings, and changes thereto; a determination by the legislative, judicial, or executive branches of the federal government that any aspect of the transaction with the Department, or the related agreements, was unauthorized, void, or voidable; future changes in federal administration and related executive and legislative priorities; the continued availability of Congressional appropriations and Department funding; geopolitical developments; and the legal and strategic challenges associated with enforcing the obligations of and seeking performance from a government counterparty, especially in conjunction with the unique defenses and remedies available to the federal government. In addition, the Department may unilaterally amend the Other Transaction Agreement and Securities Issuance Agreement to comply with future changes in federal law, and any such amendment could impose new or more burdensome obligations on us without our consent. The transaction with the Department may also be challenged by other third parties and is subject to the risk of litigation, the cost and result of which could adversely affect our business, prospects, financial condition and results of operations. The government’s ownership interest in our business could give rise to legal challenges, bid protests, or investigations relating to the investment, associated transactions, or subsequent government procurements. Such challenges could result in delays, additional expenses, changes to procurement arrangements, or the modification or loss of contract opportunities.  Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until a contract activity can begin, and delay earnings.

Future funding may be required to meet milestones under the Other Transaction Agreement. Our ability to fund such obligations from our balance sheet or by raising additional equity or debt financing may be adversely affected by market conditions, interest rates, investor risk appetite, or macroeconomic factors beyond our control.

In the event that our budgeted sources of cash assumed to fund the activities contemplated under the Other Transaction Agreement are lower than anticipated, we would be obligated under the terms of the Other Transaction Agreement to find an alternative source of cash. Our ability to fund such obligations from our balance sheet would depend on the strength of our balance sheet at the time. Our ability to obtain such capital would depend on market conditions and our operating performance, and may result in higher costs of capital, increased leverage, or dilution to existing stockholders. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Any additional equity financing would dilute shareholdings. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted. New or additional debt financing, if available, could involve restrictions on financing and operating activities. Interest on such debt could also increase costs and negatively impact operating results.

If we need additional financing and are unable to obtain it as needed, and at competitive rates, our ability to fund our current operations and implement our business plan and strategy could be negatively affected, and we could be forced to reduce the scope of our operations and scale back our research and development programs. Certain market disruptions could also increase our cost of borrowing or negatively affect our ability to access one or more financial markets. Such market disruptions could result from:

●	adverse macroeconomic conditions, including inflationary factors or the occurrence of recession;
●	adverse equity or debt capital market conditions, including as a result of rising interest rates;
●	poor performance and health of the quantum computing industry in general;
●	bankruptcy or financial distress of quantum computing companies;
●	significant decreases in the current or future anticipated demand for quantum computing; and/or
●	adverse regulatory actions that could impact the quantum computing industry.

The Other Transaction Agreement contains restrictions relating to foreign entities and national security that may limit our business activities and strategic flexibility.

Under the Other Transaction Agreement Documents, during the Period of Performance and for five years following the Period of Performance, we are subject to significant restrictions relating to foreign entities and national security. Among other things, we may not materially expand business operations or establish new business operations in a Foreign Country of Concern (i.e., China) without the Department’s written approval. We may not acquire, take any ownership interest in, invest in, or engage in joint ventures with a Foreign Entity of Concern without such approval. We may not knowingly solicit or receive, directly or indirectly, any investment from any Foreign Entity of Concern, including in connection with debt and equity financing activities, without the Department’s written approval, subject to a limited carve-out for purchases of publicly traded securities by a Foreign Entity of Concern on secondary markets without our knowledge or approval. We may not engage in research partnerships or technology transfers of developed technologies with Foreign Entities of Concern without written approval from the Department. We may not provide, or enter into commercial agreements to provide, any services or products to a Foreign Entity of Concern without such approval. In addition, we are required to not knowingly permit or facilitate the acquisition by any Foreign Entity of Concern of direct or indirect beneficial ownership of more than a specified percentage of the voting equity interests in us or our parent company. These restrictions could limit our ability to pursue international partnerships, investments, or business opportunities and could adversely affect our competitive position in markets where foreign entities play a significant role.

The U.S. Government has certain rights in intellectual property and data developed under the Other Transaction Agreement, including march-in rights, which could limit our ability to fully commercialize funded innovations.

Under the Other Transaction Agreement, the U.S. Government has a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced on behalf of the United States any Subject Inventions (as defined in the Other Transaction Agreement) developed under the agreement throughout the world for government purposes. In addition, the Department has march-in rights that allow it to require us, our assignees, or exclusive licensees to grant non-exclusive licenses to responsible applicants upon reasonable terms if, among other things, we have not taken, or are not using good faith efforts to take, effective steps to achieve practical application of a Subject Invention, or if such action is necessary to alleviate public health or national security needs not reasonably satisfied by us. Additionally, we have granted the U.S. Government a license to use certain project background intellectual property to the extent embedded in or necessary for the exercise of rights in Subject Inventions. These government rights could limit our ability to exclusively commercialize innovations developed with government funding, and the exercise of march-in rights could result in competitors gaining access to our technology on commercially reasonable terms, which could adversely affect our competitive position and the value of our intellectual property.

The Other Transaction Agreement imposes extensive compliance, reporting, and certification obligations that will require administrative resources and could expose us to penalties for non-compliance.

The Other Transaction Agreement imposes a wide range of compliance, reporting, and certification obligations on us. Among other things, we are required to comply with the Davis-Bacon Act prevailing wage requirements, Executive Order requirements, including certifications regarding anti-discrimination compliance, and cybersecurity reporting obligations. We must also maintain a Research Security Plan (as defined in the Other Transaction Agreement) that includes restrictions on research partnerships with Foreign Countries and Entities of Concern, and we must obtain the Department’s approval of our Covered Individual List (as defined in the Other Transaction Agreement) before engaging in research and development activities. We are subject to semiannual financial reporting, annual technical milestone status reports, patent reports, annual research security plan certifications, and annual third-party information technology security assessments. Any failure to comply with these obligations could trigger remedies available to the Department, including withholding of payments, recovery of disbursed funds, suspension or debarment, or termination of the Other Transaction Agreement, any of which could have a material adverse effect on our business, prospects, financial condition, or results of operations.

Given the limited number of precedents for transactions of this type involving the U.S. Government taking an equity position in a company such as us, we may experience other adverse consequences resulting from the completion of the transactions.

Given the limited number of precedents for transactions of this type, it is difficult to foresee all the potential consequences. There could be adverse reactions, immediately or over time, from investors, employees, customers, suppliers, other business or commercial partners, foreign governments or competitors, as well as increased public or political scrutiny of the Company, and there may also be litigation relating to the transactions. Furthermore, the Department’s status as a stockholder may subject us to additional regulations or restrictions, could create uncertainty for potential investors or business partners, and could limit our ability to secure future government grants or incentives from other governmental entities, whether domestic or foreign, or cause other governmental entities to seek similar equity arrangements as a condition of providing support. Competitors may view the government’s equity interest in us as creating an actual or potential organizational conflict of interest and challenge contract awards based on alleged organizational conflicts of interest, potentially resulting in bid protests, corrective action, delays in performance, or the cancellation or modification of an award. Unless potential or actual conflicts can be mitigated, neutralized or avoided, an organizational conflict of interest may prohibit us from competing for or performing certain contracts, require divestiture or the discontinuation of existing contract work, or otherwise restrict business activities. These restrictions and proceedings could reduce our addressable market, delay or prevent anticipated revenue, increase costs, and materially adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No sales or issuances of unregistered securities occurred that have not previously been disclosed in a Current Report on Form 8-K

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 6, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo	8-K	001-40140	2.1	October 6, 2021

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 23, 2021, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	December 23, 2021

2.3	Second Amendment to Agreement and Plan of Merger, dated as of January 10, 2022, by and among Supernova Partners Acquisition Company II, Ltd., Supernova Merger Sub, Inc., Supernova Romeo Merger Sub, LLC and Rigetti Holdings, Inc.	8-K	001-40140	2.1	January 10, 2022

3.1	Certificate of Incorporation of Rigetti Computing, Inc.	8-K	001-40140	3.1	March 7, 2022

3.2	Second Amended and Restated Bylaws of Rigetti Computing, Inc.	10-K	001-40140	3.2	March 4, 2026

4.1	Specimen Common Stock Certificate	8-K	001-40140	4.1	March 7, 2022

4.2	Specimen Warrant Certificate	8-K	001-40140	4.2	March 7, 2022

10.1#+	Other Transaction Agreement, dated September 4, 2026, by and between Rigetti & Co, LLC and the United States Department of Commerce.	8-K	001-40140	10.1	September 8, 2026

10.2+	Securities Issuance Agreement, dated September 8, 2026, by and between Rigetti Computing, Inc. and the United States Department of Commerce	8-K	001-40140	10.2	September 8, 2026

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
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

#	Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
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

Date: November 10, 2026